Form 10-K
period 1994-01-01
RUSSELL CORP
filed 1994-03-30
CIK 85812

                    UNITED STATES SECURITIES AND EXCHANGE
                      COMMISSION Washington, D.C. 20549

                                  FORM 10-K


  X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - - - - - - - - ----   ACT OF 1934 (FEE REQUIRED)

                   For the fiscal year ended January 1, 1994

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - - - - - - - - ----   EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to
                               ---------------    --------------
Commission file number 0-1790

                              RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)


                    Alabama                          63-0180720
        (State or other jurisdiction of          (I.R.S. Employer
        incorporation or organization)          Identification No.)

                  1 Lee Street
             Alexander City, Alabama                     35010
     (Address of principal executive offices)          (Zip Code)

     Registrant's telephone number, including area code:  (205) 329-4000

         Securities registered pursuant to Section 12(b) of the Act:


                                                    Name of Each Exchange
           Title of Each Class                       on Which Registered
           -------------------                      ---------------------

       Common Stock, $.01 par value                New York Stock Exchange
                                                   Pacific Stock Exchange

      Securities registered pursuant to Section 12(g) of the Act:  None


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject
to such filing requirements for the past 90 days.   Yes   X     No
                                                         ---       ---

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

        The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of March 9, 1994, was approximately $841,000,000.

        As of March 9, 1994, there were 39,683,165 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).



                                                                -Continued-

                      DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Annual Shareholders Report for the year ended January 1, 1994 are incorporated by reference into Parts II and IV.

        Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 1994 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  Business

                                    GENERAL


        Russell Corporation (together with its subsidiaries, the "Company") is a vertically integrated international manufacturer and marketer of activewear, licensed sports apparel, athletic uniforms, better knit shirts, and a comprehensive line of lightweight, yarn-dyed woven fabrics. The Company's manufacturing operations include the entire process of converting raw fibers into finished apparel and fabrics. Russell's products are marketed through three sales divisions--Athletic, Knit Apparel and Fabrics--as well as through Cross Creek Apparel, Inc., Russell Corp. UK Limited and The Game Inc., three wholly owned subsidiaries. Products are marketed to sporting goods dealers, department and specialty stores, mass merchandisers, golf pro shops, college bookstores, screen printers, distributors, mail-order houses, and other apparel manufacturers. There was no material change in the nature of the business conducted by Russell Corporation during 1993.

        Of the Company's total revenues, more than ninety percent are derived from the sale of completed apparel, with the balance from woven fabrics. During the two previous fiscal years ending January 2, 1993 and January 4, 1992, completed apparel accounted for more than ninety percent of total revenues. Foreign and export sales for 1993 and each of the immediately preceding two years were less than ten percent of total net sales. One customer, Wal-Mart Stores, Inc., accounted for 16.1 percent of total revenues in 1993 and 12.9 percent in 1992. No single customer accounted for more than ten percent of total revenues in 1991.

        The Company produces athletic uniforms for most recognized sports activities and for players of all ages and sizes. These products are marketed to professional, collegiate, high school and other teams as well as to individuals. Knit apparel, such as T-shirts, fleece sweatshirts and sweatpants, pullovers, jackets, and other similar knitted products, is produced for the general consumer market. Knit product lines also include knit placket shirts, rugby-styled shirts and turtlenecks. Woven fabrics are produced and sold to other apparel manufacturers for men's, women's and children's wear.

        The Company's principal manufacturing facilities are located in and around Alexander City, Alabama. It also operates 34 additional plants in other communities in Alabama, Florida, Georgia, North Carolina and Virginia. Warehousing and shipping is conducted in Alexander City, Dothan and Montgomery, Alabama; Marianna and Miami, Florida; Mt. Airy, North Carolina; Columbus and Snellville, Georgia; Chicago, Illinois; Sparks, Nevada; and Palisades Park, New Jersey. The primary manufacturing and distribution facilities for Russell Corp. UK Limited are located in and around Livingston, Scotland. The Company also maintains warehouses in Mexico City and San Juan del Rio, Mexico.

        As a vertically integrated operation, the Company converts raw fibers into finished apparel and fabrics utilizing company-owned spinning mills, knitting and weaving equipment, dyeing and finishing facilities, and cutting and sewing operations. Generally, the Company produces most of the yarns, other than textured and filament yarns, used in the manufacturing process. As a result of its integrated production process, substantially all functions required to produce finished apparel and fabrics can be performed by the Company without reliance upon outside contractors. The Company does, however, rely on outside suppliers for caps and certain licensed sports apparel products.

        The Company benefits from flexibility in its production scheduling capability, permitting it to shift product emphasis as markets improve, change or temporarily decline for particular products. This ability to respond quickly to market changes has enabled the Company to manage more effectively the utilization of its manufacturing capacity.

        The Company's revenue and income are subject to minor seasonal variations. However, due to the time which may elapse between the placement of orders and shipment of goods, prices may or may not immediately reflect changes in the Company's cost of raw materials and other costs. Working capital needs may change with the increase or decrease in inventories or accounts receivable as a result of a variety of credit terms and time between production and shipments. Production schedules are based upon current orders, the history of customer orders, market research, and similar factors. The Company has no meaningful backlog figures.

        The Company does not hold any significant patents, franchises or concessions. The Company's ability to manufacture and sell licensed apparel products is dependent upon licenses held by the Company to utilize various trademarks and tradenames on such apparel. These licenses are subject to periodic renewal and negotiation and certain minimum payments.


                                 MANUFACTURING


        The Company has the capability of converting raw fibers into finished products in major production complexes which are complemented by several satellite production facilities in the same geographic areas. The Company emphasizes the utilization of technological advances and devotes a major portion of its capital expenditure program to keeping its manufacturing machinery and equipment modern and efficient.

        The total process includes spinning of yarn from cotton and blends of cotton and man-made fibers such as polyester; fabrication of knit and woven fabrics; dyeing, bleaching, screen printing and otherwise finishing those fabrics; and manufacturing finished apparel in various cutting and sewing operations. These operations are discussed below:

        Yarn Manufacturing - The spinning of yarns, the process by which fibers of raw cotton and blends of cotton and man-made fibers are converted into continuous strands, is a key operation in the manufacturing process. Yarn uniformity and strength are the principal characteristics which materially affect the efficiency of subsequent manufacturing processes and the quality of the finished fabrics or apparel. The Company manufactures a variety of yarn sizes for various end uses.

        The Company purchases synthetic fibers from one principal supplier. There are approximately four major producers of such fibers in the United States. The Company purchases cotton, primarily grown in the Southeastern region, from various cotton merchants. The Company also purchases all of its requirements of filament and textured yarns from other manufacturers. The Company has experienced no material difficulty in purchasing adequate supplies, and does not presently anticipate any difficulties in the future. The Company has no long-term contracts for the supply of raw materials and is, therefore, subject to market price fluctuations.

        Fabrication - The yarns described above are converted by the Company into cloth or fabrics through the processes of single knitting, supplemented by smaller operations of weaving, double knitting and warp knitting. These operations are conducted in four plant locations in Alexander City.
Fabrication facilities for Cross Creek are located in Mt. Airy, North Carolina. Similar fabrication facilities in Livingston, Scotland, service Russell Corp. UK Limited.

        Dyeing and Finishing - Fabrics described above are either used in the production of the Company's own apparel or sold to others. These fabrics are dyed and finished in company-owned facilities in Alexander City and Sylacauga, Alabama; Mt. Airy, North Carolina; and Livingston, Scotland. Yarn-dyed fabrics are dyed in the yarn manufacturing stage. The dyeing and finishing processes impart and affect the appearance, the hand (feel), colorfastness, uniformity, shade, and stability (retention of shape and form) of the fabric.

        Cutting and Sewing - The Company's cutting and sewing operations are currently located in 30 plants in the U.S. and two plants in Scotland which serve its apparel marketing operations. The Company employs an engineering staff to assist in the design and development of new equipment to improve efficiencies and automate production facilities in the cutting and sewing operations which historically have been characterized by high labor costs.

        The Company places a major emphasis upon maintaining sufficient modern cutting and sewing equipment, thereby providing flexibility to accommodate changing patterns, styles and designs of its apparel products.



                                   MARKETING


        Athletic Division - RUSSELL ATHLETIC produces and markets high-quality teamwear and knit activewear through distribution partners including sporting goods dealers, specialty stores, department stores, sporting goods chains, college bookstores, and major mail-order catalogs. Sales are made by Company employees.

The Company has a dominant position as a supplier of team uniforms, providing practice and game uniforms for both professional and amateur participants of almost every major sport. Russell is the "official" supplier of team uniforms for 24 of 28 Major League Baseball teams and outfits more NFL teams than any other company. The Company believes it is the largest manufacturer of athletic uniforms in the United States.

Activewear such as sweatshirts, sweatpants, T-shirts, and tank tops are also sold under the RUSSELL ATHLETIC label. The Company merchandises the RUSSELL ATHLETIC line in product categories such as NuBlend, HIGH COTTON, and PRO COTTON.

RUSSELL ATHLETIC is a leading producer and marketer of quality licensed sports apparel, selling its products under licenses granted by Major League Baseball, the National Football League and most major colleges and universities. The Company has the exclusive rights to market authentic game jerseys under Major League Baseball Properties' Authentic Diamond Collection.

The Company furnishes most of its own yarn and fabric used in this division and also supplements its requirements with purchases from outside suppliers. The uniforms are manufactured in a wide variety of styles, fabrics and colors, with lettering and numerical arrangements available to customers' specifications.


        Knit Apparel Division - Under the JERZEES label and private labels, this division designs and markets a wide variety of knitted apparel, including fleece sportswear, such as sweatshirts and sweatpants, and lightweight sportswear, such as T-shirts and tank tops for children and adults. The Company signed an exclusive licensing agreement in 1993 to introduce a line of women's and girls' activewear under the chic(R) brand name in the United States.

The apparel is sold by a salaried, company-employed salesforce to distributors, screen printers, mass merchandising chains, and other retail outlets. The Division maintains sales offices in Alexander City, Alabama; New York, New York; Irving, Texas; Norcross, Georgia; and Irvine, California.


        Fabrics Division - The Fabrics Division designs and markets quality woven fabrics of cotton and blends of cotton and man-made fibers in a wide variety of patterns, colors and constructions for sale primarily to other manufacturers of apparel. Most of the woven fabrics are made with dyed yarns to produce fabrics to meet customer specifications. A fabric screen printing operation also permits color printing of woven fabrics, thereby providing a more diversified product line. Sales are made by the Company's own marketing staff from its Alexander City, Atlanta, Los Angeles, and New York sales offices and also by commission sales representatives located in Dallas, New York and Toronto.

        The Division's expertise in finishing plain-woven fabrics is also utilized in a contract finishing operation where customer-owned fabrics are finished, or printed and finished, on a contractual basis.


        Cross Creek Apparel, Inc. - Cross Creek designs and markets better knit apparel including placket shirts, turtlenecks and rugbys. The CROSS CREEK PRO COLLECTION, designed specifically for golfers, is sold in golf pro shops and resort areas. The CROSS CREEK retail line is distributed through department stores and men's specialty shops. The CROSS CREEK COUNTRY COTTONS line of placket shirts is marketed through national distributors to screen printers and embroiderers. CROSS CREEK also manufactures private label apparel for high-end catalogs and other retailers. In addition to commission agents, Cross Creek maintains a company-employed sales force with offices in Mt. Airy, North Carolina and New York, New York.


        Russell Corp. UK Limited - Russell Corp. UK Limited is a vertical operation (starting with purchased yarn) which manufactures and markets fleece garments and T-shirts for sale primarily in the United Kingdom, and also throughout Europe. These products are similar to those produced by the Company in the U.S.


        The Game Inc. - The Game Inc. became a wholly owned subsidiary of Russell Corporation on December 23, 1993. Located in Midland, Georgia, THE GAME is a wholesale distributor of high-quality, licensed collegiate and professional caps and apparel. THE GAME is a licensee of the National Basketball Association, the

National Football League, Major League Baseball, the National Hockey League, World Cup Soccer, the National Collegiate Athletic Association, and the Olympics. In addition, THE GAME produces licensed goods bearing the logo of more than 100 U.S. colleges and universities.

These products are sold through national sales representatives to retailers across the nation. Distribution channels include specialty footwear stores, department stores, superstores, licensed product specialty stores, full-line sporting goods stores, bookstores, concessionaires, and souvenir and gift stores.


        Other - The Company also has sales offices in Alicante, Spain; Brussels, Belgium; Frankfurt, Germany; Mexico City, Mexico; Paris, France; Prague, Czechoslovakia; and Prato, Italy.



                                  COMPETITION


        The textile-apparel industry is keenly competitive, and the Company has many domestic and foreign competitors, both large textile-apparel companies and smaller concerns. While the sales of a number of manufacturers are substantially greater than those of the Company, no single manufacturer dominates the industry.



                                   EMPLOYEES


        As of January 1, 1994, the Company had 16,640 employees. The Company has never had a strike or work stoppage and considers its relationship with its employees to be good.



                                   REGULATION


        The Company is subject to Federal, State, and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act (OSHA), the Consumer Product Safety Act
(CPSA), the Flammable Fabrics Act, the Textile Fiber Product Identification Act, and the rules and regulations of the Consumer Products Safety Commission
(CPSC). The Company believes that it is in substantial compliance with all applicable governmental regulations under these statutes. The Company has complied with all known current environmental requirements and expects no major additional expenditures in this area in the foreseeable future.


                              PROPOSED ACQUISITION

        Subsequent to year-end 1993, Russell Corporation announced the signing of a definitive agreement for the acquisition of DeSoto Mills, Inc., a finisher/manufacturer of popularly priced socks for men, women and children. This stock transaction, valued at approximately $10,000,000, will result in DeSoto Mills, Inc. being operated as a wholly owned subsidiary of Russell Corporation. The acquisition is scheduled to close on April 1, 1994.

        Located in Ft. Payne, Alabama, Desoto Mills sells sports and casual socks under the brand names of DeSoto Players Club, Athletic Club, Performance Club, and Player Performance. Socks are also sold to private label customers and under licensing agreements such as Faded Glory, Beverly Hills Polo Club and Hytest. Sales are made through a Company-employed sales force principally to the wholesale club market and to discount retailers.


ITEM 2.  Properties

        The Company's principal executive offices, manufacturing plants and research facilities are located in Alexander City, Alabama, with additional plants in Alabama, Florida, Georgia, Nevada, North Carolina, Virginia and (in and around) Livingston, Scotland. The Company has no material mortgages on any of its real property or manufacturing machinery except for capitalized lease obligations (see Note 3 of Notes to Consolidated Financial Statements), and believes that all of its properties are well maintained and suitable for its operations and are currently fully utilized for such purposes.

        The Company utilizes an aggregate of approximately 8,750,000 square feet of manufacturing, warehousing and office facilities. The following table summarizes the approximate areas of such facilities:

                                                           Approximate
         Primary Use                                       Square Feet
         -----------                                       -----------
 Spinning                                                    1,552,500
 Knitting and Weaving                                          777,700
 Dyeing and Finishing                                          690,700
 Cutting and Sewing                                          2,012,600
 Warehousing and Shipping                                    2,669,300
 Retail/Outlet Stores                                          118,600
 Executive Offices, Maintenance
     Shops and Research and
     Development                                               513,400
 Scotland                                                      380,100
 Mexico                                                         35,100

     All presently utilized facilities in the U.S. are owned, except the Montgomery and Greenville, Alabama, sewing plants; Columbus, Georgia and Sparks, Nevada distribution facilities; several regional warehouses; the regional sales offices; and the majority of the outlet/retail store locations (see Notes 3 and 9 of Notes to Consolidated Financial Statements).


ITEM 3.  Legal Proceedings

     The Company is a party to various lawsuits arising out of the conduct of its business, none of which, if adversely determined, would have a material adverse affect upon the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None


EXECUTIVE OFFICERS OF THE COMPANY


        "Election of Directors" on pages one through four of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1994 is incorporated herein by reference.

         Additional executive officers who are not directors are as follows:

                                                                      Officer
                           Name                         Age            Since                  Position
                           ----                         ---           -------                 --------
                   Fred O. Braswell III                 38              1992            Vice President-External
                                                                                          Affairs

                   Steve R. Forehand                    38              1987            Secretary

                   Thomas R. Johnson, Jr.               51              1989            Executive Vice President-
                                                                                          Manufacturing

                   J. Anthony Meyer, Jr.                44              1991            Treasurer

                   W. J. Spires, Jr.                    48              1988            President - Cross Creek
                                                                                          Apparel, Inc.

                   JT Taunton, Jr.                      51              1983            Executive Vice President-
                                                                                          Sales and Marketing

                   Larry E. Workman                     50              1987            Controller

        Mr. Braswell, employed by the Company in 1992, was Director of the Alabama Development Office from 1990 until 1992. Prior to 1990, he was Director of the Alabama Department of Economic and Community Affairs.

        Mr. Forehand, employed by the Company in 1985 as Director of Taxes, served as Assistant Secretary from 1987 to 1988. Prior to joining the Company, he was engaged in the private practice of law.

        Mr. Johnson, employed by the Company since 1989, most recently served as Vice President, Greige Manufacturing. Prior to joining Russell, he served as Operations Manager for Eden Yarns, Inc. from 1987 to 1989 and as a Plant Manager for Avondale Mills from 1984 to 1987. Prior to that, Mr. Johnson was employed by Chicopee, a division of Johnson & Johnson.

        Mr. Meyer, employed by the Company in 1991, was associated with Wachovia Bank of Georgia from 1979 to 1991 where he was a Senior Vice President. He was Southern District Manager, Corporate Banking, from 1981 to 1991.

        Mr. Spires, employed by the Company in 1969, was elected President, Cross Creek Apparel, Inc. in 1993. Prior to that, he served from 1988 to 1993 as Vice President, Services, where he directed the Company's Distribution, Transportation and Information Services activities. Prior to 1988, Mr. Spires held several management positions with Russell in both sales and operations.

        Mr. Taunton, employed by the Company since 1973, most recently served as President of the Fabrics Division from 1988 to 1993. Prior to that, he served as Vice President, Operations and as Operations Manager for the Fabrics Division.

        Mr. Workman, employed by the Company since 1969 as an accountant, served as Manager of Cost Accounting from 1970 to 1987.

        All executive officers and all other officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

                                    PART II


ITEM 5. Market for the Registrant's Common
        Stock and Related Security Holder Matters

     "Dividend and Market Price Information" on page 27 and in Note 3 to Consolidated Financial Statements on page 23 of the Annual Shareholders Report for the year ended January 1, 1994 are incorporated herein by reference.

     The approximate number of holders of the Company's common stock at March 9, 1994 was 13,000.


ITEM 6.  Selected Financial Data

     "Financial Review" on pages 30 and 31 of the Annual Shareholders Report for the year ended January 1, 1994 is incorporated herein by reference.


ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 28 and 29 of the Annual Shareholders Report for the year ended January 1, 1994 is incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Shareholders Report for the year ended January 1, 1994 are incorporated herein by reference:

     ... Consolidated statements of income - Years ended January 1, 1994,
          January 2, 1993 and January 4, 1992

     ... Consolidated balance sheets - January 1, 1994 and January 2, 1993

     ... Consolidated statements of stockholders' equity - Years ended
          January 1, 1994, January 2, 1993 and January 4, 1992

     ... Consolidated statements of cash flows - Years ended January 1, 1994,
          January 2, 1993 and January 4, 1992

     ... Notes to consolidated financial statements - Years ended January 1,
          1994, January 2, 1993 and January 4, 1992

     ... Report of Independent Auditors


ITEM 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure


     None

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant


     "Election of Directors" on pages one through four and "Principal Shareholders" on pages eleven and twelve of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1994 is incorporated herein by reference.

     "Executive Officers of the Company" on pages I-7 and I-8 of this report is incorporated herein by reference.

     Other significant employees are as follows:


                                                     Officer
     Name                               Age           Since                 Position
     ----                               ---           -----                 --------
Fletcher D. Adamson                     59             1987            Vice President-Research

William P. Dickson, Jr.                 53             1974            Vice President-
                                                                         Human Resources

J. Franklin Foy                         58             1982            Vice President-
                                                                         Dyeing and Finishing

John E. Frechette                       54             1991            Vice President-
                                                                         International

Jerry W. Green                          50             1990            Vice President-
                                                                         Apparel Operations

K. Roger Holliday                       35             1988            President-Knit Apparel
                                                                         Division

D.W. Wachtel                            55             1991            President-Athletic Division


        Mr. Adamson, employed by the Company since 1955, was Director, Machine Research and Development from 1969 to 1987. He began his career in the cutting operation for the Athletic Division and was a Supervisor in the division's sewing operations from 1960 to 1969.

        Mr. Dickson, employed by the Company in 1974, was previously Industrial Relations Manager for the Bibb Company.

        Mr. Foy, employed by the Company since 1959, was Operating Vice President, Dyeing and Finishing prior to 1982.

        Mr. Frechette, employed by the Company in 1991, operated J.F. & Associates from 1986 to 1991. J.F. & Associates provided general management and marketing consulting with focus on the apparel industry. Prior to 1986, he was employed by Levi Strauss & Company for 15 years, most recently, as Vice President and General Manager of the Jeans Division U.S.A.





                                          III-1

        Mr. Green, employed by the Company since 1969, has held various management positions in the apparel operations of the Company. Most recently, he served as Operating Vice President, Apparel Manufacturing from 1986 to 1990.

        Mr. Holliday, employed by the Company since 1986, was promoted to President of the Knit Apparel Division in 1991. He served as Assistant Treasurer from 1988 to 1991 and as Director of Financial Relations from 1986 to 1988. Prior to joining the Company, he was employed by Johnson & Higgins from 1980 to 1986.

        Mr. Wachtel, employed by the Company in 1976, was promoted to President of the Athletic Division in 1991. He formed the Mid-South Regional Office in 1980 and formed the Mid-Southeast Sales Office in 1986. He was General Manager of Russell Athletic, Inc. in Snellville, Georgia from 1989 to 1990 and Vice President, Sales in the Athletic Division from 1990 to 1991.


        "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 13 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1994 is incorporated herein by reference.


ITEM 11.  Executive Compensation

        "Executive Compensation" on pages four through ten of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1994 is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

        (a) "Principal Shareholders" on pages eleven and twelve of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1994 is incorporated herein by reference.

        (b) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1994 under the captions "Security Ownership of Management" on page twelve is incorporated herein by reference.

        (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.


ITEM 13.  Certain Relationships and Related Transactions

        "Transactions with Management and Others" on page thirteen of the Proxy Statement for the Annual Meeting of Shareholders to be held April 27, 1994 is incorporated herein by reference.





                                       III-2

                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a)  List of Documents filed as part of this Report:

             (1)  Financial Statements
                                All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K

             (2)  Financial Statement Schedules

                            Schedule                                                         Page
                             Number                     Description                         Number
                            --------                    -----------                         ------
                                 V              Property, Plant and Equipment                 IV-4

                                VI              Accumulated Depreciation,
                                                  Depletion and Amortization
                                                  of Property, Plant and
                                                  Equipment                                   IV-5

                              VIII              Valuation and Qualifying
                                                  Accounts                                    IV-6

                                IX              Short-term Borrowings                         IV-7

                                 X              Supplementary Income Statement
                                                  Information                                 IV-8

                        All other financial statements and schedules not listed
                   have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

                        (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                                                   Page Number or
                      Exhibit                                                      Incorporation
                      Numbers                     Description                      by Reference to
                      -------                     -----------                      ---------------
                        (3a)                  Restated Articles of                  Exhibit (3a) to
                                                Incorporation                       Annual Report
                                                                                    on Form 10-K
                                                                                    for year ended
                                                                                    December 31,
                                                                                    1988

                        (3b)                  Certificate of Adoption               Exhibit (3b)
                                                of Resolutions by Board             to Annual Report on
                                                of Directors of Russell             Form 10-K for year
                                                Corporation dated                   ended December 29, 1990.
                                                October 25, 1989



                                                                    Page Number or
Exhibit                                                             Incorporation
Numbers                 Description                                 by Reference to
- - - - - - - - - -------                 -----------                                 ---------------
(3c)               Bylaws                                           Exhibit (3b) to
                                                                    Annual Report
                                                                    on Form 10-K
                                                                    for year ended
                                                                    December 31,
                                                                    1988

( 4)                Rights Agreement dated                          Exhibit 1 to
                     October 25, 1989 between                       Form 8-A dated
                     the Company and First                          October 30,
                     Alabama Bank, Montgomery,                      1989 Registra-
                     Alabama                                        tion Statement
                                                                    No. 1-5822

(10a)               Form of Deferred                                Exhibits 19(a)
                     Compensation Agreement                         and 19(b) to
                     with certain officers                          Quarterly
                                                                    Report on
                                                                    Form 10-Q for
                                                                    Quarter ended
                                                                    July 3, 1988

(10b)               Fuel supply contract                            Exhibit 13(c)
                     with Russell Lands,                            to Registration
                     Incorporated dated                             Statement
                     May 21, 1975                                   No. 2-33943

(10c)               1978 Stock Option Plan                          Exhibit 1 to
                                                                    Registration
                                                                    Statement
                                                                    No. 2-64496

(10d)               October 28, 1981                                Exhibit 10(i)
                     Amendment to Stock                             to Annual Report
                     Option Plans                                   on Form 10-K
                                                                    for year ended
                                                                    January 2, 1988

(10e)               1987 Stock Option Plan                          Exhibit 1 to
                                                                    Registration
                                                                    Statement
                                                                    No. 33-24898

(10f)               1993 Executive Long-Term                        Exhibit 4(c) to
                     Incentive Plan                                 Registration
                                                                    Statement
                                                                    No. 33-69679

(11)                Computations of Earnings                            IV-11
                     per Common Share

                                                             Page Number or
Exhibit                                                      Incorporation
Numbers                   Description                        by Reference to
- - - - - - - - - -------                   -----------                        ---------------
 (13)               1993 Annual Report to                       IV-12
                      Shareholders

 (21)               List of Significant                         IV-13
                      Subsidiaries

 (23)               Consent of Independent                      IV-14
                      Auditors

 (99)               Proxy Statement for                         IV-15
                      April 27, 1994


                   (b)  Reports on Form 8-K

                        No reports on form 8-K were filed during the fourth quarter of the year ended January 1, 1994.

        For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the undertakings contained in Part II of the registrant's registration statements on Form S-8 numbers 2-64496 and 33-24898:

                  Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in the Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                      RUSSELL CORPORATION AND SUBSIDIARIES

- - - - - - - - - ------------------------------------------------------------------------------------------------------------------------------

                                        BALANCE AT                                                                   BALANCE
                                        BEGINNING       ADDITIONS           ACQUISITIONS                             AT END
CLASSIFICATION                          OF PERIOD       AT COST (1)         AND OTHER (2)        RETIREMENTS        OF PERIOD
- - - - - - - - - ------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 1, 1994
   Land                               $  4,632,352     $     65,665         $    242,262         $       -0-      $  4,940,279
   Buildings                           199,819,245       26,240,985            4,781,021             291,717       230,549,534
   Machinery and equipment             628,262,887       76,026,214          (34,420,788)         18,586,235       651,282,078
   Construction in progress             29,558,515      (18,353,678)(3)          143,667                 -0-        11,348,504
                                      ------------     ------------         ------------         -----------      ------------

                         TOTALS       $862,272,999     $ 83,979,186         $(29,253,838)        $18,877,952      $898,120,395
                                      ============     ============         ============         ===========      ============

YEAR ENDED JANUARY 2, 1993
   Land                               $  2,593,311     $  2,057,541         $        -0-         $    18,500      $  4,632,352
   Buildings                           173,661,175       27,425,568          ( 1,059,739)            207,759       199,819,245
   Machinery and equipment             546,629,604       96,847,274          ( 1,103,376)         14,110,615       628,262,887
   Construction in progress             46,727,823      (17,169,308)(3)              -0-                 -0-        29,558,515
                                      ------------     ------------         ------------         -----------      ------------

                         TOTALS       $769,611,913     $109,161,075         $( 2,163,115)        $14,336,874      $862,272,999
                                      ============     ============         ============         ===========      ============

YEAR ENDED JANUARY 4, 1992
   Land                               $  3,223,368     $        -0-         $        -0-         $   630,057      $  2,593,311
   Buildings                           151,716,975       22,786,357          (   157,565)            684,592       173,661,175
   Machinery and equipment             504,747,066       52,096,607          (   441,329)          9,772,740       546,629,604
   Construction in progress             32,118,483       14,609,340 (3)              -0-                 -0-        46,727,823
                                      ------------     ------------         ------------         -----------      ------------

                         TOTALS       $691,805,892     $ 89,492,304         $(   598,894)        $11,087,389      $769,611,913
                                      ============     ============         ============         ===========      ============

(1)  Additions consist of expansion throughout the vertical operation.

(2) 1993 includes $6,078,883 relating to an acquisition, ($562,187) arising from the translation of currency statements, ($40,150,180) relating to a write-down of assets and $5,379,646 from basis adjustments arising from the adoption of FAS 109. 1992 includes $2,046,154 relating to an acquisition and ($4,209,269) arising from the translation of foreign currency statements. 1991 amounts are the effects of translating foreign currency statements.

(3) Net of transfers from construction in progress to the appropriate building or machinery and equipment account.

              SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND
                 AMORTIZATION OF PROPERTY, PLANT AND EQUIPMENT

                      RUSSELL CORPORATION AND SUBSIDIARIES


- - - - - - - - - --------------------------------------------------------------------------------------------------------------------------------
                                          BALANCE AT       ADDITIONS                                                   BALANCE
                                          BEGINNING     CHARGED TO COSTS    ACQUISITIONS                               AT END
CLASSIFICATION                            OF PERIOD     AND EXPENSES (1)    AND OTHER (2)      RETIREMENTS            OF PERIOD
- - - - - - - - - --------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JANUARY 1, 1994
   Buildings                           $ 43,911,329      $ 7,591,011       $  1,118,312       $   144,909           $ 52,475,743
   Machinery and equipment              319,581,937       57,738,102        (10,254,632)       12,306,594            354,758,813
                                       ------------      -----------       ------------       -----------           ------------

                         TOTALS        $363,493,266      $65,329,113       $ (9,136,320)      $12,451,503           $407,234,556

YEAR ENDED JANUARY 2, 1993
   Buildings                           $ 36,101,502      $ 8,009,304       $    (50,250)      $   149,227           $ 43,911,329
   Machinery and equipment              278,374,264       51,681,719            269,045        10,743,091            319,581,937
                                       ------------      -----------       ------------       -----------           ------------

                         TOTALS        $314,475,766      $59,691,023       $    218,795       $10,892,318           $363,493,266

YEAR ENDED JANUARY 4, 1992
   Buildings                           $ 31,976,168      $ 4,126,692       $     (1,358)      $       -0-           $ 36,101,502
   Machinery and equipment              236,574,458       51,287,855           (133,193)        9,354,856            278,374,264
                                       ------------      -----------       ------------       -----------           ------------

                         TOTALS        $268,550,626      $55,414,547       $   (134,551)      $ 9,354,856           $314,475,766
                                       ============      ===========       ============       ===========           ============


(1) The annual provisions for depreciation have been computed in accordance with the following ranges of rates:

        Buildings                   25 to 40 years
        Machinery and equipment      6 to 25 years

(2) 1993 includes $2,269,634 relating to an acquisition, ($185,910) arising from the translation of currency statements, ($12,582,063) relating to a write-down of assets and $1,362,019 from basis adjustments arising from the adoption of FAS 109.
        1992 includes $1,718,843 relating to an acquisition and ($1,500,048) arising from the translation of foreign currency statements.
        1991 amounts are the effects of translating foreign currency statements.

                SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS

                      RUSSELL CORPORATION AND SUBSIDIARIES


- - - - - - - - - ----------------------------------------------------------------------------------------------------------------------------
                                            BALANCE AT          ADDITIONS                                           BALANCE
                                            BEGINNING        CHARGED TO COSTS                                       AT END
DESCRIPTION                                 OF PERIOD          AND EXPENSES      ACQUISITION      DEDUCTIONS       OF PERIOD
- - - - - - - - - ----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 1, 1994
   Allowance for doubtful accounts         $5,579,113         $ 7,852,497       $  779,198      $ 5,723,524 (1)  $ 8,487,284
   Reserve for cash discounts               2,548,190          14,912,255          170,274       14,996,320 (2)    2,634,399
                                           ----------         -----------       ----------      -----------      -----------

                         TOTALS            $8,127,303         $22,764,752       $  949,472      $20,719,844      $11,121,683
                                           ==========         ===========       ==========      ===========      ===========


YEAR ENDED JANUARY 2, 1993
   Allowance for doubtful accounts         $5,239,488         $ 4,086,251       $      -0-      $ 3,746,626 (1)  $ 5,579,113
   Reserve for cash discounts               1,821,809          13,441,653              -0-       12,715,272 (2)    2,548,190
                                           ----------         -----------       ----------      -----------      -----------

                         TOTALS            $7,061,297         $17,527,904       $      -0-      $16,461,898      $ 8,127,303
                                           ==========         ===========       ==========      ===========      ===========

 JANUARY 4, 1992
   Allowance for doubtful accounts         $3,815,672         $ 6,067,096       $      -0-      $ 4,643,280 (1)  $ 5,239,488
   Reserve for cash discounts               1,466,299          11,444,930              -0-       11,089,420 (2)    1,821,809
   Advertising allowances                      13,443                 -0-              -0-           13,443 (3)          -0-
                                           ----------         -----------       ----------      -----------      -----------

                         TOTALS            $5,295,414         $17,512,026       $      -0-      $15,746,143      $ 7,061,297
                                           ==========         ===========       ==========      ===========      ===========



(1)  Uncollectible accounts written off, net of recoveries.

(2)  Discounts taken by customers during the year.

(3)  Allowances taken by customers during the year.

                       SCHEDULE IX--SHORT-TERM BORROWINGS

                      RUSSELL CORPORATION AND SUBSIDIARIES



- - - - - - - - - ------------------------------------------------------------------------------------------------------------------------------------
                                                          WEIGHTED         MAXIMUM AMOUNT      AVERAGE AMOUNT     WEIGHTED AVERAGE
                                                           AVERAGE           OUTSTANDING        OUTSTANDING        INTEREST RATE
                                        BALANCE AT        INTEREST           DURING THE         DURING THE           DURING THE
CLASSIFICATION                         END OF PERIOD        RATE              PERIOD            PERIOD (2)           PERIOD (3)
- - - - - - - - - ------------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JANUARY 1, 1994
   Notes payable                        $ 4,562,010         9.15%          $  4,962,009        $  4,958,722         9.15%
   Notes payable to banks (1)           $77,146,992         3.86%          $161,600,000        $105,909,259         3.50%
   Commercial Paper (4)                 $       -0-          N/A           $ 12,880,000        $    752,138         2.63%

YEAR ENDED JANUARY 2, 1993
   Notes payable                        $ 4,962,009         9.15%          $  6,684,796        $  6,004,838         9.15%
   Notes payable to banks (1)           $37,050,000         3.70%          $140,900,000        $ 67,415,000         3.66%
   Commercial Paper (4)                 $12,880,000         4.08%          $ 50,000,000        $ 46,906,667         3.82%

YEAR ENDED JANUARY 4, 1992
   Notes payable                        $ 6,684,796         9.15%          $  6,684,796        $  6,684,796         9.15%
   Notes payable to banks (1)           $   482,489        11.63%          $ 63,300,000        $ 24,690,663         7.32%


(1) Notes payable to banks generally represent borrowings under lines of credit borrowing arrangements which have no termination date.

(2) The average amount outstanding was computed by taking a weighted daily average of amounts outstanding throughout the year.

(3) The weighted average interest rate was computed by dividing the actual interest expense by the average short-term debt outstanding.

(4)  Commercial Paper was classified as long-term prior to 1992.

             SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                      RUSSELL CORPORATION AND SUBSIDIARIES



- - - - - - - - - --------------------------------------------------------------------------------
       ITEM                          CHARGED TO COSTS AND EXPENSES
- - - - - - - - - --------------------------------------------------------------------------------

                                                Year Ended
                            ----------------------------------------------------
                            January 1, 1994   January 2, 1993   January 4, 1992
                            ---------------   ---------------   ----------------
Maintenance and repairs      $27,419,376       $29,507,672        $22,465,058

Advertising costs            $33,930,388       $24,720,982        $20,029,372




Charges to costs and expenses for depreciation and amortization of intangible assets, preoperating costs and similar deferrals, taxes other than income and payroll, and royalties for the above years are not presented as such amounts are less than one percent of total sales and revenues.

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



                                        RUSSELL CORPORATION
                                           (Registrant)


        Date 3/29/94                    By      /s/ John C. Adams
                                           ---------------------------
                                                  John C. Adams
                                           Chairman, President and CEO




        Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



          /s/ John C. Adams                   Chairman, President and CEO                     3/29/94
              ----------------                                                                -------
              John C. Adams                                                                     Date


                                               Executive Vice President and
                                                  Chief Financial Officer, and
                                                  Director (Principal Financial
          /s/ James D. Nabors                     Officer)                                    3/29/94
              -----------------                                                               -------
              James D. Nabors                                                                   Date


              -----------------                Director                                       -------
              Herschel M. Bloom                                                                 Date



            /s/ Ronald G. Bruno                Director                                       3/29/94
                ---------------                                                               -------
                Ronald G. Bruno                                                                 Date



            /s/ H. Scott Howell                Director                                       3/29/94
                ---------------                                                               -------
                H. Scott Howell                                                                 Date



                ---------------                Director                                       -------
                Glenn Ireland II                                                                Date


      -----------------------                        Director                           -------
      Crawford T. Johnson III                                                             Date



      /S/ C. V. Nalley III                           Director                           3/29/94
      -----------------------                                                           -------
          C. V. Nalley III                                                                Date



      /S/ Benjamin Russell                           Director                           3/29/94
      -----------------------                                                           -------
          Benjamin Russell                                                                Date



      -----------------------                        Director                           -------
         John R. Thomas                                                                   Date



      /S/ John A. White                              Director                           3/29/94
      -----------------------                                                           -------
          John A. White                                                                   Date



      /S/ Larry E. Workman                           Controller                         3/29/94
      -----------------------                         (Principal Accounting Officer)    -------
          Larry E. Workman                                                                Date

