Form 10-Q
period 1994-04-03
RUSSELL CORP
filed 1994-05-18
CIK 85812

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                      OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarter ended April 3, 1994              Commission file number 0-1790





                             RUSSELL CORPORATION
            (Exact name of registrant as specified in its charter)

                       Alabama                       63-0180720
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

           1 Lee Street, Alexander City, Alabama         35010
          (Address of principal executive offices)     (Zip Code)

                                (205) 329-4000
             (Registrant's telephone number, including area code)



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         ----       ----


The number of shares outstanding of each of the issuer's classes of common stock.


              Class                              Outstanding at May 16, 1994
- - - --------------------------------------           ---------------------------
Common Stock, Par Value $.01 Per Share             40,060,929 shares
                                                  (Excludes Treasury)

                             RUSSELL CORPORATION
                                    Index







                                                                        Page No.
                                                                        --------
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
         April 3, 1994 and January 1, 1994                                  2
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended April 3, 1994 and
         April 4, 1993                                                      3
     Consolidated Statements of Cash Flows--
         Thirteen Weeks Ended April 3, 1994 and
         April 4, 1993                                                      4
     Notes to Consolidated Condensed Financial
         Statements                                                         5
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                          6

Part II.  Other Information                                                 8

     Index to Exhibits                                                     10
     Exhibit 11 - Computation of Earnings Per
         Share                                                             11

                        PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                            (Dollars in Thousands)

                                                                    April 3                 January 1
                                                                     1994                     1994
                                                                  -----------               ---------
                                                                  (Unaudited)               (Audited)
         ASSETS
         ------
Current Assets:
   Cash                                                           $    4,080              $    3,897
   Accounts receivable, net                                          194,863                 176,949
   Inventories:
      Finished goods                                                 245,446                 243,876
      In process                                                      35,572                  30,382
      Raw materials and supplies                                      40,808                  41,102
                                                                  ----------              ----------
                                                                     321,826                 315,360
      LIFO reserve                                                   (33,006)                (36,740)
                                                                  ----------              ----------
                                                                     288,820                 278,620
Prepaid expenses and other current assets                             11,972                  14,122
                                                                  ----------              ----------

              Total current assets                                   499,735                 473,588

Property, Plant and Equipment, net                                   481,153                 490,886

Other Assets                                                          63,291                  52,570
                                                                  ----------              ----------
              Total assets                                        $1,044,179              $1,017,044
                                                                  ==========              ==========
         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------
Current Liabilities:
   Short-term debt                                                $  129,125              $   95,188
   Accounts payable and accrued expenses                              66,809                  58,787
   Federal and state income taxes                                      9,040                  21,471
   Current maturities of long-term debt                               20,111                  20,150
                                                                  ----------              ----------
              Total current liabilities                              225,085                 195,596

Long-term debt, less current maturities
   and unamortized debt discount                                     163,276                 163,334

Deferred Liabilities                                                  68,578                  70,463


Shareholders' Equity:
   Common Stock, at par value                                            414                     414
   Paid-in capital                                                    53,870                  49,040
   Retained earnings                                                 576,171                 566,789
   Currency translation adjustment                                   ( 5,891)                ( 5,552)
                                                                  ----------              ----------
                                                                     624,564                 610,691
   Treasury Stock, at cost                                           (37,324)                (23,040)
                                                                  ----------              ----------
              Total shareholders' equity                             587,240                 587,651
                                                                  ----------              ----------
              Total liabilities & shareholders' equity            $1,044,179              $1,017,044
                                                                  ==========              ==========

See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)





                                                                        13 Weeks Ended
                                                               --------------------------------
                                                                April 3               April 4
                                                                 1994                  1993
                                                               -----------          -----------
Net sales                                                      $   232,118          $   204,654
Costs and expenses:
   Cost of goods sold                                              155,883              134,003
   Selling, general and
      administrative expenses                                       50,669               43,147
   Interest expense                                                  4,010                4,242
   Other - net (income)                                               (587)                 701
                                                               -----------          -----------
                                                                   209,975              182,093
                                                               -----------          -----------
Income before income taxes                                          22,143               22,561

Provision for income taxes                                           8,777                6,528
                                                               -----------          -----------
   Net income after taxes                                           13,366               16,033

Preferred Stock dividends                                               --                    6
                                                               -----------          -----------
   Net income applicable
       to Common Shares                                        $    13,366          $    16,027
                                                               ===========          ===========
Weighted average number of common and
   common equivalent shares outstanding                         40,189,143           41,277,150


Earnings per common and
   common equivalent share                                     $       .33          $       .39


Cash dividends per common share                                $       .10          $       .09








See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)


                                                                                  13 Weeks Ended
                                                                          -----------------------------
                                                                           April 3             April 4
                                                                            1994                1993
                                                                          --------             --------
Cash Flows from Operating Activities
   Net income                                                             $ 13,366             $ 16,033
   Adjustments to reconcile net income to
      cash provided by operating activities:
         Depreciation and amortization                                      17,314               17,651
         Deferred income taxes                                               1,130                  857
         Gain on sale of equipment                                            (765)                 (25)
         Changes in Assets and Liabilities:
            Accounts receivable                                            (18,131)             (21,675)
            Inventories                                                    (10,620)             (40,436)
            Prepaid expenses                                                 2,903                1,684
            Accounts payable & accrued expenses                              4,836                5,483
            Income taxes payable                                           (12,431)                (407)
            Accrued liabilities                                             (3,757)              (4,871)
            Other assets                                                      (989)               1,230
                                                                          --------             --------
   Net cash used in operating activities                                   ( 7,144)             (24,476)

Cash Flows from Investing Activities
   Purchases of property, plant & equipment                                ( 7,575)             (24,373)
   Proceeds from sale of equipment                                             923                  194
                                                                          --------             --------
   Net cash used in investing activities                                   ( 6,652)             (24,179)

Cash Flows from Financing Activities
   Cost of Common Stock for treasury                                       (20,457)                 --
   Payments on long-term debt                                                  (92)              (1,382)
   Short-term borrowings                                                    37,553               51,872
   Dividends on Common Stock                                                (3,985)              (3,677)
   Dividends on Preferred Stock                                                 --                   (6)
   Distribution of treasury shares                                           1,003                  658
                                                                          --------             --------
   Net cash provided by financing activities                                14,022               47,465

Effect of exchange rate changes on cash                                        (43)                 (16)
                                                                          --------             --------
   Net increase (decrease) in cash                                             183               (1,206)

Cash balance at beginning of period                                          3,897                6,095
                                                                          --------             --------
Cash balance at end of period                                             $  4,080                4,889
                                                                          ========             ========



See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
             Notes to Consolidated Condensed Financial Statements





1. In the opinion of Management, the accompanying audited and unaudited consoli dated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 3, 1994, and January 1, 1994, and the results of operations and cash flows for the thirteen weeks ended April 3, 1994 and April 4, 1993.

    The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements in Form 10-K for the year ended January 1, 1994.

2. Effective January 3, 1993, the Company adopted Financial Accounting Standards Board Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement 109, "Accounting for Income Taxes". The effect of the adoption of these standards was not material.

3. The results of operations for the thirteen weeks ended April 3, 1994, are not necessarily indicative of the results to be expected for the full year.

4. On April 1, 1994, the Company acquired DeSoto Mills, Inc. The stock transaction, valued at $10 million, results in DeSoto Mills, Inc. becoming a wholly owned subsidiary of the Company.

                              RUSSELL CORPORATION
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition


RESULTS OF OPERATIONS

        The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of income.

        A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:


                                                                Comparison of
                                           ------------------------------------------------------------
                                               Quarter Ended                        Quarter Ended
                                             April 3, 1994 and                    April 3, 1994 and
                                               April 4, 1993                       January 1, 1994
                                           ------------------------------------------------------------
                                                              Increase (Decrease)
                                                            (Dollars in Thousands)
Net sales                                  $ 27,464        13.4%            $ (18,332)         (7.3)%

Cost of goods sold                           21,880        16.3                (3,161)         (2.0)

Selling, general and
   administrative expenses                    7,522        17.4                 1,222           2.5

Interest expense                               (232)       (5.5)                  147           3.8

Other - net                                  (1,288)        N/A                  (967)          N/A

Income before income taxes                     (418)       (1.9)              (15,573)        (41.3)

Provision for income taxes                    2,249        34.5                (4,814)        (35.4)

Net income applicable
   to common shares                          (2,661)      (16.6)              (10,756)        (44.6)




Sales increases for the first quarter of 1994 reflect solid demand for the Company's cotton T-shirts, strong international growth and the effect of the acquisition of The Game Inc. which occurred on December 23, 1993. Higher sales levels were achieved despite pricing promotions initiated during the quarter on T-shirts by other activewear manufacturers.

Gross margins were impacted by the aforementioned price competition on T-shirts and by less than optimal plant operating schedules. Selling, general and administrative expenses rose primarily as a result of the inclusion of The Game Inc. Advertising expense was comparable to that in last year's first quarter.

Interest expense declined due to slightly lower levels of short-term debt. Other income was derived mainly from interest, rental income and the disposition of certain fixed assets. The provision for income tax was higher principally due to the adoption of FASB 109 which reduced the first quarter 1993 provision.

FINANCIAL CONDITION

The Company's financial condition remained strong with long-term debt to total capitalization of 21.8%. The statement of cash flows reflects that $7.6 million was invested in the capital program during the first quarter of 1994. Capital expenditures, working capital needs, dividends and treasury stock purchases were met with internally generated funds and short-term bank loans.
At quarter-end, the Company maintained $238 million in informal lines of credit.

Other assets increased due to goodwill arising from the acquisition of The Game Inc. and due to the $10 million stock acquisition of DeSoto Mills, Inc. on April 1, 1994. DeSoto is one of the top ten sock manufacturers, making sports and casual socks for men, women and children. The purchase price of DeSoto was included in other assets pending allocation of the total purchase price.

During the quarter, the Company agreed to acquire the trademarks and licenses of Chalk Line, Inc. for $5.8 million. This transaction is expected to close in the second quarter and will add brand names including Chalk Line(R), Stadium Club(R) and Locker Line(R).

As mentioned in the annual report, the Company placed some of its operations on reduced work schedules as a result of industry-wide inventory imbalances. Based upon the improved outlook for activewear demand, the Company's plants are now operating at more normal rates.

                          PART II - OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

     a)     The Annual Meeting of Shareholders was held on April 27, 1994.

     c) At the Annual Meeting, shareholders voted upon the election of Directors serving a three-year term.

            For Director, the following nominees received the following votes:

                 Name                          For                   Withheld
                 ----                          ---                   --------
                 John C. Adams                 38,180,031            283,770
                 Crawford T. Johnson III       38,179,437            284,364
                 James D. Nabors               38,180,381            283,420
                 Benjamin Russell              38,180,278            283,523

            All nominees were elected.


Item 5.   Other Information


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

             11  Computation of Earnings Per Share

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended April 3, 1994.

                                  SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                               RUSSELL CORPORATION
                                           --------------------------------
                                                   (Registrant)



Date    May 17, 1994                           /S/James D. Nabors
    -------------------                    --------------------------------
                                           James D. Nabors
                                               Executive Vice President and
                                               Chief Financial Officer
                                               (For the Registrant and as
                                               Principal Financial Officer)

                               Index to Exhibits



Exhibit No.                                                        Page No.
- - - -----------                                                        --------
     11  Computation of Earnings Per Share                            11