Form 10-Q
period 1994-07-03
RUSSELL CORP
filed 1994-08-17
CIK 85812

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


For the quarter ended July 3, 1994               Commission file number 0-1790





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

                                 (205) 329-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                          ---       ---


The number of shares outstanding of each of the issuer's classes of common stock.


              Class                            Outstanding at August 15, 1994
              -----                            ------------------------------
Common Stock, Par Value $.01 Per Share               40,009,219 shares
                                                    (Excludes Treasury)

                              RUSSELL CORPORATION
                                     Index





                                                                        Page No.
Part I.  Financial Information:                                         --------

     Consolidated Condensed Balance Sheets--
         July 3, 1994 and January 1, 1994                                   2
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended July 3, 1994 and
         July 4, 1993                                                       3
         Twenty-six Weeks Ended July 3, 1994 and
         July 4, 1993                                                       4
     Consolidated Statements of Cash Flows--
         Twenty-six Weeks Ended July 3, 1994 and
         July 4, 1993                                                       5
     Notes to Consolidated Condensed Financial
         Statements                                                         6
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                          7
     Exhibit 11 - Computation of Earnings Per
         Share                                                             11

Part II.  Other Information                                                 9

     Index to Exhibits                                                     10

                         PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                              (Dollars in Thousands)

                                                        July 3          January 1
                                                         1994             1994
                                                      ----------       ----------
             ASSETS                                   (Unaudited)       (Audited)
Current Assets:
   Cash                                                $    3,468      $    3,897
   Accounts receivable, net                               205,414         176,949
   Inventories:
      Finished goods                                      265,542         243,876
      In process                                           37,056          30,382
      Raw materials and supplies                           43,679          41,102
                                                       ----------      ----------
                                                          346,277         315,360
      LIFO reserve                                        (34,662)        (36,740)
                                                       ----------      ----------
                                                          311,615         278,620
Prepaid expenses and other current assets                  15,182          14,122

         Total current assets                             535,679         473,588

Property, Plant and Equipment, net                        477,550         490,886

Other Assets                                               65,358          52,570
                                                       ----------      ----------

         Total assets                                  $1,078,587      $1,017,044
                                                       ==========      ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term debt                                     $  168,718      $   95,188
   Accounts payable and accrued expenses                   66,163          58,787
   Federal and state income taxes                              --          21,471
   Current maturities of long-term debt                    19,747          20,150
                                                       ----------      ----------

         Total current liabilities                        254,628         195,596

Long-term debt, less current maturities
   and unamortized debt discount                          154,992         163,334

Deferred Liabilities                                       71,949          70,463

Shareholders' Equity:
   Common Stock, at par value                                 414             414
   Paid-in capital                                         53,911          49,040
   Retained earnings                                      584,881         566,789
   Currency translation adjustment                        ( 3,227)        ( 5,552)
                                                       ----------      ----------
                                                          635,979         610,691
   Treasury Stock, at cost                                (38,961)        (23,040)
                                                       ----------      ----------

         Total shareholders' equity                       597,018         587,651
                                                       ----------      ----------

         Total liabilities & shareholders' equity      $1,078,587      $1,017,044
                                                       ==========      ==========



See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)





                                                               13 Weeks Ended
                                                           -----------------------
                                                            July 3         July 4
                                                             1994           1993
                                                           --------       --------
Net sales                                                  $243,505       $209,061
Costs and expenses:
   Cost of goods sold                                       169,643        142,677
   Selling, general and
      administrative expenses                                49,192         42,495
   Interest expense                                           4,834          4,433
   Other - net (income)                                        (676)          (894)
                                                           --------       --------
                                                            222,993        188,711
                                                           --------       --------

Income before income taxes                                   20,512         20,350

Provision for income taxes                                    7,797          7,651
                                                           --------       --------

   Net income after taxes                                    12,715         12,699

Preferred Stock dividends                                        --              6
                                                           --------       --------
Net income applicable
   to Common Shares                                        $ 12,715       $ 12,693
                                                           ========       ========

Weighted average number of common and
   common equivalent shares outstanding                  40,261,335     41,260,037


Earnings per common and
   common equivalent share                                 $     .32      $     .31


Cash dividends per common share                            $     .10      $     .10





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)



                                                                26 Weeks Ended
                                                           -----------------------
                                                            July 3         July 4
                                                             1994           1993
                                                           --------       --------
Net sales                                                  $475,623       $413,715

Costs and expenses:
   Cost of goods sold                                       325,526        276,680
   Selling, general and
      administrative expenses                                99,861         85,642
   Interest expense                                           8,844          8,675
   Other - net (income)                                      (1,263)        (  193)
                                                           --------       --------
                                                            432,968        370,804
                                                           --------       --------

Income before income taxes                                   42,655         42,911

Provision for income taxes                                   16,574         14,179
                                                           --------       --------

Net income after taxes                                       26,081         28,732

Preferred Stock dividends                                        --             12
                                                           --------       --------
   Net income applicable
      to Common Shares                                     $ 26,081       $ 28,720
                                                           ========       ========

Weighted average number of common and
   common equivalent shares outstanding                  40,216,175     41,268,416


Earnings per common and
   common equivalent share                                 $    .65       $    .70


Cash dividends per common share                            $    .20       $    .19





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                               26 Weeks Ended
                                                          ------------------------
                                                           July 3          July 4
                                                            1994            1993
                                                          --------        --------
Cash Flows from Operating Activities
   Net income                                             $ 26,081        $ 28,732
   Adjustments to reconcile net income to
      cash provided by operating activities:
         Depreciation and amortization                      35,167          35,795
         Deferred income taxes                               3,117             346
         (Gain) loss on sale of equipment                  (  608)             181
         Changes in Assets and Liabilities:
            Accounts receivable                            (23,564)        (15,227)
            Inventories                                    (28,546)        (58,524)
            Prepaid expenses                                   494             828
            Accounts payable & accrued expenses            (   479)        ( 3,152)
            Income taxes payable                           (21,471)        ( 4,503)
            Accrued liabilities                            ( 2,911)        ( 4,295)
            Other assets                                   ( 3,907)        (   500)
                                                          --------        --------

   Net cash used in operating activities                   (16,627)        (20,319)

Cash Flows from Investing Activities
   Purchases of property, plant & equipment                (17,689)        (54,143)
   Proceeds from sale of equipment                           1,544             712
                                                          --------        --------

   Net cash used in investing activities                   (16,145)        (53,431)

Cash Flows from Financing Activities
   Distribution of treasury shares                           1,550             965
   Purchase of treasury shares                             (22,600)        (    68)
   Payments on notes payable                               ( 4,562)             --
   Payments on long-term debt                              (10,754)        (11,303)
   Dividends on Common Stock                               ( 7,990)        ( 7,763)
   Dividends on Preferred Stock                                 --         (    12)
   Short-term borrowings                                    76,656          90,770
   Retirement of Preferred Stock                                --         (   276)
                                                          --------        --------

   Net cash provided by financing activities               32,300          72,313

Effect of exchange rate changes on cash                         43         (    22)
                                                          --------        --------

   Net decrease in cash                                    (   429)        ( 1,459)

Cash balance at beginning of period                          3,897           6,095
                                                          --------        --------

Cash balance at end of period                             $  3,468        $  4,636
                                                          ========        ========





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements





1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 3, 1994, and January 1, 1994, and the results of operations for the thirteen and twenty-six week periods ended July 3, 1994, and July 4, 1993, and cash flows for the twenty-six week periods ended July 3, 1994, and July 4, 1993.

    The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements incorporated by reference in Form 10-K for the year ended January 1, 1994.

2. Effective January 3, 1993, the Company adopted Financial Accounting Standards Board Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement 109, "Accounting for Income Taxes". The effect of the adoption of these standards was not material.

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the carrying amounts for income tax purposes. At January 3, 1993, deferred tax liabilities totaling approximately $58 million consisted primarily of tax depreciation in excess of book depreciation. Deferred tax assets of approximately $9 million consisted of basis differences in inventories, retirement benefits and bad debt accruals.

3. The results of operations for the thirteen and twenty-six weeks ended July 3, 1994, are not necessarily indicative of the results to be expected for the full year.

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

    A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                                   Comparison of
                             -------------------------------------------------------
                                 13 Weeks            26 Weeks           13 Weeks
                               Ended 7/3/94        Ended 7/3/94       Ended 7/3/94
                                and 7/4/93          and 7/4/93         and 4/3/94
                             ----------------   ------------------    --------------
                                                Increase (Decrease)
                                              (Dollars in Thousands)
Net sales                    $34,444    16.5%   $61,908      15.0%    $11,387    4.9%

Cost of goods sold            26,966    18.9     48,846      17.7      13,760    8.8

Selling, general and
   administrative expenses     6,697    15.8     14,219      16.6      (1,477) ( 2.9)

Interest expense                 401     9.0        169       1.9         824   20.5

Other income                  (  218)  (24.4)     1,070     554.4          89   15.2

Income before income taxes       162      .8     (  256)    (  .6)     (1,631) ( 7.4)

Provision for income taxes       146     1.9      2,395      16.9      (  980) (11.2)

Net income applicable
   to common shares               22      .2     (2,639)    ( 9.2)     (  651) ( 4.9)


     Sales increases for the second quarter and first half of 1994 reflect the inclusion of sales from acquisitions and solid growth in the Company's International operations. Acquisitions accounted for approximately $18.7 million of the quarterly increase and $36 million of the first half increase. Higher sales levels were achieved despite pricing promotions faced by activewear manufacturers during the first half of 1994. Industry-wide inventory imbalances in activewear continue to improve. With supply and demand coming back into balance, the Company expects pricing pressures to abate during the second half of the year.

     Gross margins were impacted by pricing pressures in the second quarter and by pricing pressures and less than optimal plant operating schedules in the first quarter. Selling, general and administrative expenses rose principally as a result of the inclusion of The Game Inc. which was acquired in December, 1993. Advertising expense was comparable to that during the similar period last year and is expected to grow in line with sales growth. Interest expense increased due to higher short-term borrowing rates. Other income was derived mainly from interest, rental income and the disposition of certain fixed assets. The provision for income taxes was basically flat in the second quarter but higher for the first half due to the adoption of FASB 109 in the first quarter of 1993 which reduced the first quarter 1993 provision.

     The Company utilizes hedges to set sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, hedges may be purchased to cover the Company's cotton requirements, generally, at the time that prices are set.

     In anticipation of higher cotton prices in 1994, the Company purchased hedges to cover its cotton requirements. Cotton prices rose significantly in the first half of 1994 and the aforementioned hedges favorably mitigated cotton prices for this period.

     The Company has implemented price increases on t-shirts and selected fleece items which will cover increases in raw materials. Prices were increased based upon an improved supply-demand outlook for activewear. The Company believes that it will be successful in maintaining these increases.

FINANCIAL CONDITION

     The Company's financial condition remained strong with long-term debt to total capitalization of 20.6%. The statement of cash flows reflects that $17.7 million was invested in the capital program during the first half of 1994. Capital expenditures, working capital needs, dividends, and treasury stock purchases were met with internally generated funds and short-term bank loans. At quarter-end, the Company maintained $293 million in informal lines of credit.

     Excluding acquisitions, accounts receivable and inventories were flat and down respectively. Other assets increased due to goodwill arising from the acquisition of The Game Inc. in December, 1993 and DeSoto Mills, Inc. on April 1, 1994.

SUBSEQUENT EVENTS

Subsequent to quarter end, the Company acquired the trademarks and licenses of Chalk Line Inc. for $5.8 million adding the following brand names: Chalk Line(R), Stadium Club(R) and Locker Line(R).

     The Company announced the formation of a new Licensed Products Division on July 26, 1994 to consolidate its sports licensed sales and marketing efforts into one unit. K. Roger Holliday, former president of the Knit Apparel Division, was elected president of the new division. Joseph P. Irwin was elected president of the Knit Apparel Division succeeding Mr. Holliday. Mr. Irwin previously served as Vice President, Sales, of the same division. The realignment will combine the licensed sales of The Game Inc., Chalk Line and Russell Athletic family of brands. Sales of the new division are projected to triple to over $300 million in the next three years.

                          PART II - OTHER INFORMATION




Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

             11  Computation of Earnings Per Share

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended July 3, 1994.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 RUSSELL CORPORATION
                                      -----------------------------------------
                                                    (Registrant)



Date   August 15, 1994                           /S/James D. Nabors
                                      -----------------------------------------
                                      James D. Nabors, Executive Vice President
                                             and Chief Financial Officer
                                              (For the Registrant and as
                                             Principal Financial Officer)

                               Index to Exhibits





Exhibit No.                                                                   Page No.
- - -----------                                                                   --------
     11  Computation of Earnings Per Share                                        11