Form 10-Q
period 1994-10-02
RUSSELL CORP
filed 1994-11-15
CIK 85812

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


For the quarter ended October 2, 1994              Commission file number 0-1790





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

                                (205) 329-4000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                          ---       ---


The number of shares outstanding of each of the issuer's classes of common stock.


             Class                               Outstanding at November 7, 1994
             -----                               -------------------------------

Common Stock, Par Value $.01 Per Share                   39,912,942 shares
                                                        (Excludes Treasury)

                              RUSSELL CORPORATION
                                     Index





                                                                                             Page No.
                                                                                             --------
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
         October 2, 1994 and January 1, 1994                                                    2
         October 2, 1994 and October 3, 1993                                                    3
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended October 2, 1994
         and October 3, 1993                                                                    4
         Thirty-nine Weeks Ended October 2, 1994
         and October 3, 1993                                                                    5
     Consolidated Statements of Cash Flows--
         Thirty-nine Weeks Ended October 2, 1994
         and October 3, 1993                                                                    6
     Notes to Consolidated Condensed Financial
         Statements                                                                             7
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                                              8
     Exhibit 11 - Computation of Earnings Per
         Share                                                                                 10

Part II.  Other Information                                                                    11

     Index to Exhibits                                                                         12



                         PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                                    October 2                     January 1
                                                                      1994                          1994
                                                                    ---------                     ---------
                ASSETS                                             (Unaudited)                    (Audited)
                ------
Current Assets:
  Cash                                                             $    6,749                    $    3,897
  Accounts receivable, net                                            276,519                       176,949
   Inventories:
      Finished goods                                                  237,762                       243,876
      In process                                                       37,940                        30,382
      Raw materials and supplies                                       40,480                        41,102
                                                                   ----------                    ----------
                                                                      316,182                       315,360
      LIFO reserve                                                    (33,697)                      (36,740)
                                                                   ----------                    ----------
                                                                      282,485                       278,620
Prepaid expenses and other current assets                              13,223                        14,122
                                                                   ----------                    ----------

        Total current assets                                          578,976                       473,588

Property, Plant and Equipment, net                                    470,739                       490,886

Other Assets                                                           71,397                        52,570
                                                                   ----------                    ----------

         Total assets                                              $1,121,112                    $1,017,044
                                                                   ==========                    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
  Short-term debt                                                  $  186,340                    $   95,188
  Accounts payable and accrued expenses                                74,285                        58,787
  Federal and state income taxes                                        4,412                        21,471
  Current maturities of long-term debt                                 19,513                        20,150
                                                                   ----------                    ----------

        Total current liabilities                                     284,550                       195,596

Long-term debt, less current maturities                               144,232                       163,334

Deferred Liabilities                                                   73,860                        70,463

Shareholders' Equity:
  Common Stock, at par value                                              414                           414
  Paid-in capital                                                      53,718                        49,040
  Retained earnings                                                   605,085                       566,789
  Currency translation adjustment                                     ( 2,560)                       (5,552)
                                                                   ----------                    ----------
                                                                      656,657                       610,691
  Treasury Stock, at cost                                             (38,187)                      (23,040)
                                                                   ----------                    ----------

        Total shareholders' equity                                    618,470                       587,651
                                                                   ----------                    ----------

        Total liabilities & shareholders' equity                   $1,121,112                    $1,017,044
                                                                   ==========                    ==========




See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                            (Dollars in Thousands)
                                                                    October 2                     October 3
                                                                      1994                          1993
                                                                    ---------                     ---------
                ASSETS                                             (Unaudited)                   (Unaudited)
                ------
Current Assets:
  Cash                                                             $    6,749                    $    4,514
  Accounts receivable, net                                            276,519                       243,933
   Inventories:
      Finished goods                                                  237,762                       236,356
      In process                                                       37,940                        32,820
      Raw materials and supplies                                       40,480                        40,244
                                                                   ----------                    ----------
                                                                      316,182                       309,420
      LIFO reserve                                                    (33,697)                      (40,689)
                                                                   ----------                    ----------
                                                                      282,485                       268,731
Prepaid expenses and other current assets                              13,223                        14,214
                                                                   ----------                    ----------

        Total current assets                                          578,976                       531,392

Property, Plant and Equipment, net                                    470,739                       492,217

Other Assets                                                           71,397                        38,741
                                                                   ----------                    ----------

         Total assets                                              $1,121,112                    $1,062,350
                                                                   ==========                    ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:

Short-term debt                                                    $  186,340                    $  164,706
  Accounts payable and accrued expenses                                74,285                        55,739
  Federal and state income taxes                                        4,412                        12,246
  Current maturities of long-term debt                                 19,513                        19,756
                                                                   ----------                    ----------

        Total current liabilities                                     284,550                       252,447

Long-term debt, less current maturities                               144,232                       163,832

Deferred Liabilities                                                   73,860                        62,277

Redeemable Cumulative Preferred Stock                                      --                           347

Shareholders' Equity:
  Common Stock, at par value                                              414                           414
  Paid-in capital                                                      53,718                        49,280
  Retained earnings                                                   605,085                       546,762
  Currency translation adjustment                                     ( 2,560)                       (4,574)
                                                                   ----------                    ----------
                                                                      656,657                       591,882
  Treasury Stock, at cost                                             (38,187)                       (8,435)
                                                                   ----------                    ----------

        Total shareholders' equity                                    618,470                       583,447
                                                                   ----------                    ----------

        Total liabilities & shareholders' equity                   $1,121,112                    $1,062,350
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

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)





                                                                               13 Weeks Ended
                                                                  ----------------------------------------
                                                                   October 2                   October 3
                                                                      1994                        1993
                                                                  -----------                 -----------
Net sales                                                         $   317,131                 $   266,622

Costs and expenses:
   Cost of goods sold                                                 216,822                     177,601
   Selling, general and
     administrative expenses                                           56,328                      50,019
   Interest expense                                                     5,494                       4,410
   Write-down of assets                                                    --                      34,583
   Other - net (income)                                                  (699)                        (81)
                                                                  -----------                 -----------
                                                                      277,945                     266,532
                                                                  -----------                 -----------

Income before income taxes                                             39,186                          90

Provision for income taxes                                             14,982                       3,849
                                                                  -----------                 -----------

  Net income (loss) after taxes                                        24,204                      (3,759)

Preferred Stock dividends                                                  --                           3
                                                                  -----------                 -----------

  Net income (loss) applicable
     to Common Share                                              $    24,204                 $    (3,762)
                                                                  ===========                 ===========

Weighted average number of common and
     common equivalent shares outstanding
                                                                   40,269,327                  41,257,905

Earnings (loss) per common and
     common equivalent share                                      $       .60                 $      (.09)

Cash dividends per common share                                   $       .10                 $       .10





See accompanying notes to consolidated condensed financial statements.

                             RUSSELL CORPORATION
                 Consolidated Condensed Statements of Income
                 (Dollars in Thousands Except Share Amounts)
                                 (Unaudited)



                                                                                   39 Weeks Ended
                                                                      ---------------------------------------
                                                                        October 2                 October 3
                                                                          1994                       1993
                                                                      -----------                 -----------

Net sales                                                             $   792,754                 $   680,337

Costs and expenses:
  Cost of goods sold                                                      542,348                     454,281
  Selling, general and
     administrative expenses                                              156,189                     135,661
  Interest expense                                                         14,338                      13,085
   Write-down of assets                                                        --                      34,583
  Other - net (income)                                                     (1,962)                       (274)
                                                                      -----------                 -----------
                                                                          710,913                     637,336
                                                                      -----------                 -----------

Income before income taxes                                                 81,841                      43,001

Provision for income taxes                                                 31,556                      18,028
                                                                      -----------                 -----------

   Net income after taxes                                                  50,285                      24,973

Preferred Stock dividends                                                      --                          15
                                                                      -----------                 -----------

  Net income applicable
      to Common Shares                                                $    50,285                 $    24,958
                                                                      ===========                 ===========

Weighted average number of common and
  common equivalent shares outstanding                                 40,236,946                  41,266,466


Earnings per common and
  common equivalent share                                             $      1.25                 $       .60


Cash dividends per common share                                       $       .30                 $       .29





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                     39 Weeks Ended
                                                                          -----------------------------------
                                                                          October 2                 October 3
                                                                            1994                      1993
                                                                          ---------                 ---------
Cash Flows from Operating Activities
   Net income                                                             $ 50,285                  $ 24,973
   Adjustments to reconcile net income to
      cash provided by operating activities:
        Depreciation and amortization                                       51,412                    51,051
        Deferred income taxes                                                4,775                   (10,132)
        (Gain) loss on sale of equipment                                      (596)                      854
        Write-down of assets                                                    --                    34,583
        Changes in Assets and Liabilities:
           Accounts receivable                                             (94,165)                  (70,505)
           Inventories                                                       1,247                   (37,627)
           Prepaid expenses                                                  2,581                      (947)
           Accounts payable & accrued expenses                               7,115                    (2,124)
           Income tax payable                                              (17,059)                    2,296
           Accrued liabilities                                             ( 2,834)                     (286)
           Other assets                                                    (10,139)                   (2,431)
                                                                          --------                  --------
   Net cash used in operating activities                                    (7,378)                  (10,295)


Cash Flows from Investing Activities
   Purchases of property, plant & equipment                                (26,758)                  (73,215)
   Proceeds from sale of equipment                                           1,715                     4,898
                                                                          --------                  ---------
   Net cash used in investing activities                                   (25,043)                  (68,317)


Cash Flows from Financing Activities
   Distribution of treasury shares                                           2,344                     1,822
   Cost of Common Stock for treasury                                       (22,776)                      (68)
   Payments on notes payable                                                (4,562)                       --
   Payments of long-term debt                                              (21,756)                  (22,391)
   Dividends on Common Stock                                               (11,990)                  (11,856)
   Dividends on Preferred Stock                                                 --                       (15)
   Short-term borrowings                                                    93,904                   109,856
   Retirement of Preferred Stock                                                --                      (276)
                                                                          --------                  --------
   Net cash provided by financing activities                                35,164                    77,072

Effect of exchange rate changes on cash                                        109                       (41)
                                                                          --------                  ---------
   Net increase (decrease) in cash                                           2,852                    (1,581)

Cash balance at beginning of period                                          3,897                     6,095
                                                                          --------                  --------

Cash balance at end of period                                             $  6,749                  $  4,514
                                                                          ========                  ========




See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
             Notes to Consolidated Condensed Financial Statements





1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 2, 1994, October 3, 1993 and January 1, 1994, and the results of operations for the thirteen and thirty-nine week periods ended October 2, 1994, and October 3, 1993, and cash flows for the thirty-nine week periods ended October 2, 1994, and October 3, 1993.

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

3. During the third quarter of 1993, the Company conducted a review of its operating units and concluded that certain fixed assets and goodwill had an economic value that was substantially less than their book value. Accordingly, a non-cash pre-tax charge of $34,583,000 was recorded to reduce the book value of those assets. The after-tax effect on earnings per share was $.56.

4. During the third quarter of 1993, the Company increased its provision for income taxes by $1,968,000 or $.05 per common share to reflect the impact of the Omnibus Budget Reconciliation Act of 1993. The increase in tax expense reflects both the federal income tax rate increase from 34% to 35% effective retroactively to January 1, 1993, and a $1,200,000 increase to net deferred tax liabilities as a result of the tax rate change.

5. On December 23, 1993, Russell Corporation acquired The Game Inc., a wholly owned, second-tier subsidiary of W.C. Bradley Co. of Columbus, Georgia. The all cash transaction, valued at approximately $35 million, resulted in The Game Inc. being operated as a wholly owned subsidiary of Russell Corporation.

6. The results of operations for the thirteen and thirty-nine weeks ended October 2, 1994, are not necessarily indicative of the results to be expected for the full year.

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

A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                                                         Comparison of
                                     ------------------------------------------------------------------------------------------
                                            13 Weeks                           39 Weeks                        13 Weeks
                                         Ended 10/2/94                     Ended 10/2/94                    Ended 10/2/94
                                          and 10/3/93                       and 10/3/93                      and 7/3/94
                                       ----------------                   -----------------                ----------------
                                                                         Increase (Decrease)
                                                                       (Dollars in Thousands)
Net sales                            $50,509          18.9%           $112,417          16.5%            $73,626          30.2%

Cost of goods sold                    39,221          22.1              88,067          19.4              47,179           27.8

Selling, general and
   administrative expenses             6,309          12.6              20,528          15.1               7,136           14.5

Interest expense                       1,084          24.6               1,253           9.6                 660           13.7

Write-down of assets                 (34,583)          N/A             (34,583)          N/A                  --            N/A

Other income                             618         763.0               1,688         616.1                  23            3.4

Income before income taxes            39,096           N/A              38,840          90.3              18,674           91.0

Provision for income taxes            11,133         289.2              13,528          75.0               7,185           92.2

Net income applicable
   to common shares                   27,966           N/A              25,327         101.5              11,489           90.4

         Sales increases for the third quarter and first nine months of 1994 reflect higher unit volumes of fleecewear, revenues from acquisitions and continued solid growth in international operations. Acquisitions accounted for approximately $25.6 million of the quarterly increase and $61.4 million of the nine month increase.

         Gross margins remained under pressure in the third quarter as a result of higher raw materials costs and lower average selling prices for fleecewear. Shrinking industry capacity and strengthening demand favor improved pricing for activewear. The Company implemented price increases on T-shirts in the third quarter and announced increases on fleecewear which will take effect during the fourth quarter. Cost of goods sold for the nine months was impacted by less than optimal plant operating schedules in the first quarter and higher raw materials costs.

         Selling, general and administrative expenses were higher principally due to the inclusion of acquisitions in this year's results. The benefits of higher volumes and disciplined expense management resulted in a decline in selling, general and administrative expenses as a percent of sales in the third quarter. Interest expense increased due to higher short-term borrowing rates. Other income was derived mainly from interest, rental income and the disposition of certain fixed assets.

         Last year's third quarter was affected by a $34,583,000 pre-tax write-down of certain fixed assets and goodwill which impacted after-tax earnings by approximately $.56 per share. The write-down also reduced the provision for income taxes in 1993's third quarter and nine month periods causing a higher provision in 1994 by comparison.

         The Company utilizes hedges to set sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, hedges may be purchased to cover the Company's cotton requirements, generally, at the time that prices are set. Purchasing hedges not only reduces the risks of adverse price fluctuations, but limits the Company's ability to benefit from positive price fluctuations over the terms of the agreements.

         In anticipation of higher cotton prices in 1994, the Company purchased hedges to cover its cotton requirements. Cotton prices rose significantly in the first nine months of 1994 and the aforementioned hedges favorably mitigated cotton prices for this period.

FINANCIAL CONDITION

         The Company's financial condition remained strong with long-term debt representing 18.9% of capitalization. The statement of cash flows reflects that $26.8 million was invested in the capital program during the first nine months of 1994. Capital expenditures, working capital needs, dividends, and treasury stock purchases were met through internally generated funds and short-term bank loans. The Company, at quarterend, maintained $293 million in informal lines of credit.

         Excluding acquisitions, accounts receivable increased at a rate less than sales growth and inventories declined. Other assets increased due to goodwill arising from the acquisitions of The Game Inc. in December, 1993 and DeSoto Mills, Inc. on April 1, 1994.

         The carrying value of goodwill is reviewed by management when facts and circumstances suggest that it may be impaired. Should this review indicate that goodwill will not be recoverable, based upon undiscounted cash flows of the entity, the Company's carrying value of the goodwill is reduced by the estimated shortfalls of the cash flows.

SUBSEQUENT EVENTS

         Subsequent to quarter-end, the Company raised its quarterly dividend from $.10 to $.12 per common share, a 20% increase.

                          PART II - OTHER INFORMATION




Item 5.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

         11  Computation of Earnings Per Share

         27  Financial Data Schedule (for the SEC use only)

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended October 2, 1994.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    RUSSELL CORPORATION
                                            -----------------------------------
                                                        (Registrant)



Date   November 7, 1994                              /s/James D. Nabors
    ----------------------                  -----------------------------------
                                                        James D. Nabors
                                                    Executive Vice President and
                                                    Chief Financial Officer
                                                    (For the Registrant and as
                                                    Principal Financial Officer)

                               Index to Exhibits





Exhibit No.                                                             Page No.

 11  Computation of Earnings Per Share                                    10

 27  Financial Data Schedule (for SEC use only)