Form 10-K405
RUSSELL CORP
filed 1995-03-31
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
---    ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 31, 1994

                                       OR

_____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from ______________ to ______________

Commission file number 0-1790

                              RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Alabama                                  63-0180720
        (State or other jurisdiction of                 (I.R.S. Employer
      incorporation or organization)                 Identification No.)

                755 Lee Street
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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No _____
                                          ---

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of March 9, 1995, was approximately $838,000,000.

   As of March 9, 1995, there were 39,428,922 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).



                                                               -Continued-

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the Annual Shareholders Report for the year ended December 31, 1994 are incorporated by reference into Parts II and IV.

   Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 1995 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  Business

                                    GENERAL


   Russell Corporation (together with its subsidiaries, the "Company") is a vertically integrated international manufacturer and marketer of activewear, athletic uniforms, better knit shirts, licensed sports apparel, sports and casual socks, and a comprehensive line of lightweight, yarn-dyed woven fabrics. The Company's manufacturing operations include the entire process of converting raw fibers into finished apparel and fabrics. Russell's products are marketed through five sales divisions--Knit Apparel, Athletic, Licensed Products, International, and Fabrics--as well as through Cross Creek Apparel, Inc. and DeSoto Mills, Inc., two wholly owned subsidiaries. Products are marketed to sporting goods dealers, department and specialty stores, mass merchandisers, golf pro shops, college bookstores, screen printers, distributors, mail-order houses, and other apparel manufacturers. There was no material change in the nature of the business conducted by Russell Corporation during 1994.

   Of the Company's total revenues, more than ninety percent are derived from the sale of completed apparel, with the balance from woven fabrics. During the two previous fiscal years ending January 1, 1994 and January 2, 1993, completed apparel accounted for more than ninety percent of total revenues. Foreign and export sales for 1994 and each of the immediately preceding two years were less than ten percent of total net sales. One customer, Wal-Mart Stores, Inc., accounted for 13.1 percent of total revenues in 1994 and 16.1 percent in 1993. No single customer accounted for more than ten percent of total revenues in 1992.

   The Company produces athletic uniforms for most recognized sports activities and for players of all ages and sizes. These products are marketed to professional, collegiate, high school and other teams as well as to individuals. Knit apparel, such as T-shirts, fleece sweatshirts and sweatpants, pullovers, jackets, and other similar knitted products, is produced for the general consumer market. Knit product lines also include knit placket shirts, rugby-styled shirts and turtlenecks. The Company also produces sports and casual socks including tube, quarter anklet and crew socks for men, women and children. Woven fabrics are produced and sold to other apparel manufacturers for men's, women's and children's wear.

   The Company's principal manufacturing facilities are located in and around Alexander City, Alabama. It also operates 31 additional plants in other communities in Alabama, Florida, Georgia, North Carolina and Virginia. Warehousing and shipping is conducted in Alexander City, Dothan and Montgomery, Alabama; Marianna and Miami, Florida; Mt. Airy, North Carolina; Columbus, Georgia; Chicago, Illinois; Sparks, Nevada; and Palisades Park, New Jersey.
The primary manufacturing and distribution facilities for Russell Corp. UK Limited are located in and around Livingston, Scotland. The Company also maintains warehouses in Mexico City and San Juan del Rio, Mexico.

   As a vertically integrated operation, the Company converts raw fibers into finished apparel and fabrics utilizing company-owned spinning mills, knitting and weaving equipment, dyeing and finishing facilities, and cutting and sewing operations. Generally, the Company produces most of the yarns, other than textured and filament yarns, used in the manufacturing process. As a result of its integrated production process, substantially all functions required to produce finished apparel and fabrics can be performed by the Company without reliance upon outside contractors. The Company does, however, rely on outside suppliers for headwear and certain outerwear products.

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

   Cutting and Sewing - The Company's cutting and sewing operations are currently located in 30 plants in the U.S. and three plants in Scotland which serve its apparel marketing operations. The Company employs an engineering staff to assist in the design and development of new equipment to improve efficiencies and automate production facilities in the cutting and sewing operations which historically have been characterized by high labor costs.

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

   The apparel is sold by a salaried, company-employed salesforce to distributors, screen printers, mass merchandising chains, and other retail outlets. The Division maintains sales offices in Alexander City, Alabama; New York, New York; Irving, Texas; and Irvine, California.

   Athletic Division - RUSSELL ATHLETIC produces and markets high-quality teamwear and knit activewear through distribution partners including sporting goods dealers, specialty stores, department stores, sporting goods chains, and major mail-order catalogs. Sales are made by Company employees.

   The Company has a dominant position as a supplier of team uniforms, providing practice and game uniforms for both professional and amateur participants of almost every major sport. Russell is the "official" supplier of team uniforms for 25 of 28 Major League Baseball teams and outfits more NFL teams than any other company. The Company believes it is the largest manufacturer of athletic uniforms in the United States.

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

   Licensed Products Division - The Company is a leading factor in the licensed sports apparel market, selling its products under licenses granted by Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, the National Collegiate Athletic Association, the 1996 Olympics, and most major colleges and universities. Products include various headwear and outerwear items. The Company has the exclusive rights to market authentic game jerseys under Major League Baseball Properties' Authentic Diamond Collection.

   These products are sold through commission sales representatives and a company-employed salesforce to retailers across the nation. Distribution channels include specialty footwear stores, department stores, superstores, licensed product specialty stores, full-line sporting goods stores, college bookstores, concessionaires, and souvenir and gift stores.

   The Licensed Products Division was formed in 1994 to coordinate the Company's domestic licensed products business, including The Game, the licensed products of Russell Athletic and the Chalk Line family of brands. As part of this effort, The Game Inc. subsidiary was merged into Russell Corporation effective December 31, 1994.

   International Division - The International Division markets the JERZEES, RUSSELL ATHLETIC and CROSS CREEK brands throughout various countries outside the United States. It also handles the Company's licensed products efforts outside the U.S. and Canada. The Company's major international market is Europe with both manufacturing and marketing.

   Russell's European production operations include knitting, dyeing and finishing, cutting and sewing, and distribution facilities in and around Livingston, Scotland. Russell has developed an international sales infrastructure with offices in Alicante, Spain; Brussels, Belgium; Frankfurt, Germany; Paris, France; Prague, Czech Republic; Prato, Italy; and Mexico City, Mexico. The Company will open sales offices in Hong Kong and Buenos Aires in 1995.

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

   Cross Creek Apparel, Inc. - Cross Creek designs and markets better knit apparel including placket shirts, turtlenecks and rugbys. The CROSS CREEK PRO COLLECTION, designed specifically for golfers, is sold in golf pro shops and resort areas. The CROSS CREEK retail line is distributed through department stores and men's specialty shops. The CROSS CREEK COUNTRY COTTONS and JERZEES lines of placket shirts are marketed through national distributors to screen printers and embroiderers. CROSS CREEK also manufactures private label apparel for high-end catalogs and other retailers. In addition to commission agents, Cross Creek maintains a company-employed sales force with offices in Mt. Airy, North Carolina and New York, New York.

   DeSoto Mills, Inc. - DeSoto Mills, Inc., is a finisher/manufacturer of popularly priced socks for men, women and children. DeSoto Mills produces and sells sports and casual socks under the brand names of DeSoto Player's Club, Athletic Club, Performance Club, and Player's Performance. Socks are also sold to private label customers and under licensing agreements such as Beverly Hills Polo Club and Hytest. Sales are made through a Company-employed sales force principally to the wholesale club market and to discount retailers.

   DeSoto Mills, Inc. was acquired April 1, 1994 in a stock transaction valued at approximately $10,000,000. DeSoto Mills, Inc. is operated as a wholly owned subsidiary of Russell Corporation.

                                  COMPETITION


   The textile-apparel industry is keenly competitive, and the Company has many domestic and foreign competitors, both large textile-apparel companies and smaller concerns. While the sales of a number of manufacturers are substantially greater than those of the Company, no single manufacturer dominates the industry.



                                   EMPLOYEES


   As of December 31, 1994, the Company had 16,771 employees. The Company has never had a strike or work stoppage and considers its relationship with its employees to be good.



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

ITEM 2.  Properties

   The Company's principal executive offices, manufacturing plants and research facilities are located in Alexander City, Alabama, with additional plants in Alabama, Florida, Georgia, Nevada, North Carolina, Virginia and (in and around) Livingston, Scotland. The Company has no material mortgages on any of its real property or manufacturing machinery except for capitalized lease obligations (see Note 4 of Notes to Consolidated Financial Statements), and believes that all of its properties are well maintained and suitable for its operations and are currently fully utilized for such purposes.

   The Company utilizes an aggregate of approximately 9,740,000 square feet of manufacturing, warehousing and office facilities. The following table summarizes the approximate areas of such facilities:

                                                           Approximate
                  Primary Use                              Square Feet
                  -----------                              -----------
           Spinning                                          1,552,500
           Knitting and Weaving                                768,400
           Dyeing and Finishing                                698,400
           Cutting and Sewing                                2,021,900
           Warehousing and Shipping                          3,504,800
           Retail/Outlet Stores                                139,800
           Executive Offices, Maintenance
               Shops and Research and
               Development                                     574,200
           Scotland                                            429,600
           Mexico                                               50,400

           All presently utilized facilities in the U.S. are owned, except the Montgomery and Greenville, Alabama, sewing plants; Columbus, Georgia and Sparks, Nevada distribution facilities; several regional warehouses; the regional sales offices; and the majority of the outlet/retail store locations (see Notes 4 and 11 of Notes to Consolidated Financial Statements).


ITEM 3.  Legal Proceedings

     The Company is a party to various lawsuits arising out of the conduct of its business, none of which, if adversely determined, would have a material adverse affect upon the Company.


ITEM 4.  Submission of Matters to a Vote of Security Holders

     None



EXECUTIVE OFFICERS OF THE COMPANY


           "Election of Directors" on pages one through four of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1995 is incorporated herein by reference.

      Additional executive officers who are not directors are as follows:

                                                        Officer
             Name                            Age         Since                 Position
             ----                            ---        -------                --------
     Fred O. Braswell III                     39         1992            Vice President-External
                                                                           Affairs

     Steve R. Forehand                        39         1987            Secretary

     Thomas R. Johnson, Jr.                   52         1989            Executive Vice President- Manufacturing

     J. Anthony Meyer, Jr.                    45         1991            Treasurer

     W. J. Spires, Jr.                        49         1988            President - Cross Creek
                                                                           Apparel, Inc.

     JT Taunton, Jr.                          52         1983            Executive Vice President-   Sales and Marketing

     Larry E. Workman                         51         1987            Controller

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

                                    PART II


ITEM 5.  Market for the Registrant's Common
         Stock and Related Security Holder Matters

   "Dividend and Market Information" on page 22 and in Note 4 to Consolidated Financial Statements on page 18 of the Annual Shareholders Report for the year ended December 31, 1994 are incorporated herein by reference.

   The approximate number of holders of the Company's common stock at March 9, 1995 was 13,000.


ITEM 6.  Selected Financial Data

   "Financial Review" on pages 24 and 25 of the Annual Shareholders Report for the year ended December 31, 1994 is incorporated herein by reference.


ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

   "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 23 of the Annual Shareholders Report for the year ended December 31, 1994 is incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data

   The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Shareholders Report for the year ended December 31, 1994 are incorporated herein by reference:

   ... Consolidated balance sheets - December 31, 1994 and January 1, 1994

   ... Consolidated statements of income - Years ended December 31, 1994,
          January 1, 1994 and January 2, 1993

   ... Consolidated statements of cash flow - Years ended December 31, 1994,
          January 1, 1994 and January 2, 1993

   ... Consolidated statements of stockholders' equity - Years ended
          December 31, 1994, January 1, 1994 and January 2, 1993

   ... Notes to consolidated financial statements - Years ended
          December 31, 1994, January 1, 1994 and January 2, 1993

   ... Report of Independent Auditors


ITEM 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure


   None

                                    PART III


ITEM 10.  Directors and Executive Officers of the Registrant


   "Election of Directors" on pages one through four and "Principal Shareholders" on pages 15 and 16 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1995 is incorporated herein by reference.

   "Executive Officers of the Company" on pages I-6 and I-7 of this report is incorporated herein by reference.

   Other significant employees are as follows:


                                                Officer
           Name                       Age        Since              Position
           ----                       ---       -------             --------
Fletcher D. Adamson                   60        1987              Vice President-Research

William P. Dickson, Jr.               54        1974              Vice President-
                                                                    Human Resources

J. Franklin Foy                       59        1982              Vice President-
                                                                    Dyeing and Finishing

John E. Frechette                     55        1991              Vice President-
                                                                    International

Jerry W. Green                        51        1990              Vice President-
                                                                    Apparel Operations

K. Roger Holliday                     36        1988              President-Licensed
                                                                    Products Division

Joseph P. Irwin                       37        1994              President-Knit Apparel
                                                                    Division

D.W. Wachtel                          56        1991              President-Athletic Division


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

   Mr. Holliday, employed by the Company since 1986, was named President of the Licensed Products Division in 1994. He served as President of the Knit Apparel Division from 1991 until 1994 and Assistant Treasurer from 1988 to 1991.

   Mr. Irwin, employed by the Company in 1980, was named President of the Knit Apparel Division in 1994. Prior to that he served in various capacities in the Knit Apparel Division including, Vice President, Sales from 1993 to 1994; Vice President, Retail/Private Label from 1991 to 1993; and Vice President, Operations from 1990 to 1991. From 1988 until 1990, he served as Sales Manager for the Knit Division.

   Mr. Wachtel, employed by the Company in 1976, was promoted to President of the Athletic Division in 1991. He formed the Mid-South Regional Office in 1980 and formed the Mid-Southeast Sales Office in 1986. He was General Manager of Russell Athletic, Inc. in Snellville, Georgia from 1989 to 1990 and Vice President, Sales in the Athletic Division from 1990 to 1991.


   "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 17 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1995 is incorporated herein by reference.


ITEM 11.  Executive Compensation

   "Executive Compensation" on pages 6 through 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1995 is incorporated herein by reference.


ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) "Principal Shareholders" on pages 15 and 16 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1995 is incorporated herein by reference.

     (b) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1995 under the captions "Security Ownership of Management" on page 16 is incorporated herein by reference.

     (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.


ITEM 13.  Certain Relationships and Related Transactions

   "Transactions with Management and Others" on page 17 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 26, 1995 is incorporated herein by reference.



                                       III-2

                                    PART IV


ITEM 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

   (a)  List of Documents filed as part of this Report:

        (1)  Financial Statements
                  All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K

        (2)  Financial Statement Schedule (for SEC use only)

               Schedule                                                 Page
                Number                Description                      Number
               --------               -----------                      ------
                II              Valuation and Qualifying
                                  Accounts                               IV-4

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

         (3)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                                                   Page Number or
               Exhibit                                                             Incorporation
               Numbers                       Description                           by Reference to
               -------                       -----------                           ---------------
             (3a)                  Restated Articles of                            Exhibit (3a) to
                                     Incorporation                                 Annual Report
                                                                                   on Form 10-K
                                                                                   for year ended
                                                                                   December 31,
                                                                                   1988

             (3b)                  Certificate of Adoption                         Exhibit (3b) to
                                     of Resolutions by Board                       Annual Report
                                     of Directors of Russell                       on Form 10-K
                                     Corporation dated                             for year ended
                                     October 25, 1989                              December 29,
                                                                                   1990

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

                                                                                   Page Number or
          Exhibit                                                                  Incorporation
          Numbers                        Description                               by Reference to
          -------                        -----------                               ---------------
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

         (10c)                    1978 Stock Option Plan                           Exhibit 1 to
                                                                                   Registration
                                                                                   Statement
                                                                                   No. 2-64496

         (10d)                    October 28, 1981                                 Exhibit 10(i)
                                    Amendment to Stock                             to Annual Report
                                    Option Plans                                   on Form 10-K
                                                                                   for year ended
                                                                                   January 2, 1988

         (10e)                    1987 Stock Option Plan                           Exhibit 1 to
                                                                                   Registration
                                                                                   Statement
                                                                                   No. 33-24898

         (10f)                    1993 Executive Long-Term                         Exhibit 4(c) to
                                    Incentive Plan                                 Registration
                                                                                   Statement
                                                                                   No. 33-69679

         (11)                     Computations of Earnings                            IV-7
                                    per Common Share

         (13)                     1994 Annual Report to                               IV-8
                                    Shareholders

         (21)                     List of Significant                                 IV-9
                                    Subsidiaries

         (23)                     Consent of Ernst & Young LLP,                       IV-10
                                    Independent Auditors

         (27)                     Financial Data Schedule                             IV-11
                                    (for SEC use only)

         (99)                     Proxy Statement for April 26, 1995                  IV-12

(b)  Reports on Form 8-K

     No reports on form 8-K were filed during the fourth quarter of the year ended December 31, 1994.

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

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      RUSSELL CORPORATION AND SUBSIDIARIES

-------------------------------------------------------------------------------------------------------------------------------
                                         BALANCE AT        ADDITIONS                                                BALANCE
                                         BEGINNING      CHARGED TO COSTS                                            AT END
DESCRIPTION                              OF PERIOD        AND EXPENSES    ACQUISITION          DEDUCTIONS          OF PERIOD
-------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 31, 1994
   Allowance for doubtful accounts      $ 8,487,284      $ 3,978,303      $   40,000           $ 4,390,465 (1)    $ 8,115,122
   Reserve for discounts and returns      2,634,399       17,713,714             -0-            18,005,394 (2)      2,342,719
                                        -----------      -----------      ----------           -----------        -----------

                         TOTALS         $11,121,683      $21,692,017      $   40,000           $22,395,859        $10,457,841
                                        ===========      ===========      ==========           ===========        ===========
YEAR ENDED JANUARY 1, 1994
   Allowance for doubtful accounts      $ 5,579,113      $ 7,852,497      $  779,198           $ 5,723,524 (1)    $ 8,487,284
   Reserve for discounts and returns      2,548,190       14,912,255         170,274            14,996,320 (2)      2,634,399
                                        -----------      -----------      ----------           -----------        -----------

                         TOTALS         $ 8,127,303      $22,764,752      $  949,472           $20,719,844        $11,121,683
                                        ===========      ===========      ==========           ===========        ===========
YEAR ENDED JANUARY 2, 1993
   Allowance for doubtful accounts      $ 5,239,488      $ 4,086,251      $      -0-           $ 3,746,626 (1)    $ 5,579,113
   Reserve for discounts and returns      1,821,809       13,441,653             -0-            12,715,272 (2)      2,548,190
                                        -----------      -----------      ----------           -----------        -----------

                         TOTALS         $ 7,061,297      $17,527,904      $      -0-           $16,461,898        $ 8,127,303
                                        ===========      ===========      ==========           ===========        ===========

(1)  Uncollectible accounts written off, net of recoveries.

(2)  Discounts and returns allowed customers during the year.

                                   SIGNATURES


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.



                                                RUSSELL COPORATION
                                                   (Registrant)


     Date 3/27/95                   By          /s/ John C. Adams
          -------                      ----------------------------------
                                                   John C. Adams
                                             Chairman, President and CEO




     Pursuant to the requirements of the securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



         /s/ John C. Adams                   Chairman, President and CEO           3/27/95
  ---------------------------------                                                -------
            John C. Adams                                                           Date



                                             Executive Vice President and
                                               Chief Financial Officer, and
                                               director (Principal Financial
         /s/ James D. Nabors                   Officer)                            3/27/95
  ---------------------------------                                                -------
           James D. Nabors                                                          Date



        /s/ Herschel M. Bloom                Director                              3/27/95
  ---------------------------------                                                -------
          Herschel M. Bloom                                                         Date



                                             Director
  ---------------------------------                                                -------
           Ronald G. Bruno                                                          Date


                                             Director
  ---------------------------------                                                -------
           H. Scott Howell                                                          Date


                                             Director
  ---------------------------------                                                -------
          Glenn Ireland II                                                          Date

                                                   Director
  ---------------------------------                                                       -------
       Crawford T. Johnson III                                                             Date


       /s/ C. V. Nalley III                        Director                               3/27/95
  ---------------------------------                                                       -------
          C. V. Nalley III                                                                 Date


        /s/ Benjamin Russell                       Director                               3/27/95
  ---------------------------------                                                       -------
          Benjamin Russell                                                                 Date



         /s/ John R. Thomas                        Director                               3/27/95
  ---------------------------------                                                       -------
            John R. Thomas                                                                 Date



          /s/ John A. White                        Director                               3/27/95
  ---------------------------------                                                       -------
            John A. White                                                                  Date



        /s/ Larry E. Workman                       Controller                             3/27/95
  ---------------------------------                  (Principal Accounting Officer)       -------
          Larry E. Workman                                                                 Date