Form 10-Q
period 1995-04-02
RUSSELL CORP
filed 1995-05-17
CIK 85812

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


For the quarter ended April 2, 1995              Commission file number 0-1790





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

                                (205) 329-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                         -----      ------


The number of shares outstanding of each of the issuer's classes of common stock.


           Class                             Outstanding at May 15, 1995
           -----                             ---------------------------
Common Stock, Par Value $.01 Per Share             39,016,332 shares
                                                  (Excludes Treasury)

                              RUSSELL CORPORATION

                                     Index

                                                                                     Page No.
                                                                                     --------
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
           April 2, 1995 and December 31, 1994                                          2
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended April 2, 1995 and
         April 3, 1994                                                                  3
     Consolidated Statements of Cash Flows--
         Thirteen Weeks Ended April 2, 1995 and
         April 3, 1994                                                                  4
     Notes to Consolidated Condensed Financial
         Statements                                                                     5
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                                      6
     Exhibit 11 - Computation of Earnings Per
         Share                                                                          8

Part II.  Other Information                                                             9

     Index to Exhibits                                                                 11


 PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                                        April 2        December 31
                                                                          1995            1994
                                                                       -----------     -----------
                                    ASSETS                             (Unaudited)      (Audited)
                                    ------
Current Assets:
    Cash                                                                $    7,332     $    4,141
    Accounts receivable, net                                               204,972        211,976
    Inventories:
      Finished goods                                                       261,366        227,625
      In process                                                            43,334         37,639
      Raw materials and supplies                                            47,261         47,868
                                                                        ----------     ----------
                                                                           351,961        313,132
      LIFO reserve                                                         (38,706)       (33,739)
                                                                        ----------     ----------
                                                                           313,255        279,393
Prepaid expenses and other current assets                                   18,143         15,365
                                                                        ----------     ----------

          Total current assets                                             543,702        510,875

Property, Plant and Equipment, net                                         460,780        467,044

Other Assets                                                                74,680         68,658
                                                                        ----------     ----------

         Total assets                                                   $1,079,162     $1,046,577
                                                                        ==========     ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
    Short-term debt                                                     $  131,820     $   97,941
    Accounts payable and accrued expenses                                   79,647         76,307
    Federal and state income taxes                                           4,164          6,824
    Current maturities of long-term debt                                    19,471         19,473
                                                                        ----------     ----------

          Total current liabilities                                        235,102        200,545

Long-term debt, less current maturities
   and unamortized debt discount                                           144,100        144,163

Deferred Liabilities                                                        75,860         73,207


Shareholders' Equity:
    Common Stock, at par value                                                 414            414
    Paid-in capital                                                         53,238         53,511
    Retained earnings                                                      636,324        628,836
    Currency translation adjustment                                         (4,589)        (5,501)
                                                                        ----------     ----------
                                                                           685,387        677,260
    Treasury Stock, at cost                                                (61,287)       (48,598)
                                                                        ----------     ----------

          Total shareholders' equity                                       624,100        628,662
                                                                        ----------     ----------

          Total liabilities & shareholders' equity                      $1,079,162     $1,046,577
                                                                        ==========     ==========


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                (Dollars in Thousands Except Per Share Amounts)

                                   (Unaudited)





                                                                                            13 Weeks Ended
                                                                                 --------------------------------------
                                                                                    April 2                April 3
                                                                                      1995                   1994
                                                                                 -------------          ---------------
Net sales                                                                        $     248,315          $     232,118
Costs and expenses:
   Cost of goods sold                                                                  171,435                155,883
    Selling, general and
      administrative expenses                                                           52,747                 50,669
   Interest expense                                                                      4,594                  4,010
   Other - net (income)                                                                   (622)                  (587)
                                                                                 -------------          -------------
                                                                                       228,154                209,975
                                                                                 -------------          -------------

Income before income taxes                                                              20,161                 22,143

Provision for income taxes                                                               7,929                  8,777

   Net income applicable
       to Common Shares                                                          $      12,232          $      13,366
                                                                                 =============          =============
Weighted average number of common and
    common equivalent shares outstanding                                            39,744,794             40,189,143


Earnings per common and
    common equivalent share                                                      $         .31          $         .33


Cash dividends per common share                                                  $         .12          $         .10





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                            (Dollars in Thousands)
                                  (Unaudited)

                                                                                               13 Weeks Ended
                                                                                     ---------------------------------
                                                                                       April 2               April 3
                                                                                        1995                   1994
                                                                                     ----------           ------------
Cash Flows from Operating Activities
    Net income                                                                        $ 12,232               $ 13,366
    Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                                                  17,646                 17,314
         Deferred income taxes                                                           1,669                  1,130
         Gain on sale of equipment                                                     (   391)               (   765)
         Changes in Assets and Liabilities:
            Accounts receivable                                                          7,479                (18,131)
            Inventories                                                                (33,717)               (10,620)
            Prepaid expenses                                                           ( 2,483)                 2,903
            Accounts payable & accrued expenses                                          2,865                  4,836
            Income taxes payable                                                       ( 2,660)               (12,431)
            Accrued liabilities                                                            700                ( 3,757)
            Other assets                                                               ( 5,423)               (   989)
                                                                                      --------               --------

   Net cash used in operating activities                                               ( 2,083)               ( 7,144)

Cash Flows from Investing Activities
   Purchases of property, plant & equipment                                            (10,376)               ( 7,575)
   Proceeds from sale of equipment                                                         550                    923
                                                                                      --------               --------

   Net cash used in investing activities                                               ( 9,826)               ( 6,652)

Cash Flows from Financing Activities
    Short-term borrowings                                                               33,325                 37,553
    Payments on long-term debt                                                         (    76)               (    92)
    Dividends on Common Stock                                                          ( 4,744)               ( 3,985)
    Cost of Common Stock for treasury                                                  (13,193)               (20,457)
    Distribution of treasury shares                                                        231                  1,003
                                                                                      --------               --------

    Net cash provided by financing activities                                           15,543                 14,022

Effect of exchange rate changes on cash                                                (   443)               (    43)
                                                                                      --------               --------

    Net increase in cash                                                                 3,191                    183

Cash balance at beginning of period                                                      4,141                  3,897
                                                                                      --------               --------

Cash balance at end of period                                                         $  7,332               $  4,080
                                                                                      ========               ========



See accompanying notes to consolidated condensed financial statements.

                                  RUSSELL CORPORATION

                 Notes to Consolidated Condensed Financial Statements

1. In the opinion of Management, the accompanying audited and unaudited consoli dated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 2, 1995, and December 31, 1994, and the results of operations and cash flows for the thirteen weeks ended April 2, 1995 and April 3, 1994.

      The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements in Form 10-K for the year ended December 31, 1994.

2. Effective January 3, 1993, the Company adopted Financial Accounting Standards Board Statement 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions" and Statement 109, "Accounting for Income Taxes". The effect of the adoption of these standards was not material.

3. The results of operations for the thirteen weeks ended April 2, 1995, are not necessarily indicative of the results to be expected for the full year.

4. On April 1, 1994, the Company acquired DeSoto Mills, Inc. The stock transaction, valued at $10 million, resulted in DeSoto Mills, Inc. becoming a wholly owned subsidiary of the Company.

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

      A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:


                                                             Comparison of
                                                -------------------------------------------
                                                  Quarter Ended            Quarter Ended
                                                April 2, 1995 and        April 2, 1995 and
                                                 April 3, 1994          December 31, 1994
                                               -----------------        -------------------
                                                          Increase (Decrease)
                                                         (Dollars in Thousands)
Net sales                                      $ 16,197    7.0 %        $(57,190)   (18.7)%

Cost of goods sold                               15,552   10.0           (25,917)   (13.1)

Selling, general and
   administrative expenses                        2,078    4.1           ( 4,089)   ( 7.2)

Interest expense                                    584  (14.6)          (   502)   ( 9.9)

Other - net                                         3.5    6.0             1,099      N/A

Income before income taxes                      ( 1,982) ( 9.0)          (25,583)   (55.9)

Provision for income taxes                      (   848) ( 9.7)          ( 9,274)   (53.9)

Net income applicable
   to common shares                             ( 1,134) ( 8.5)          (16,309)   (57.1)



Sales increases for the first quarter of 1995 reflect higher activewear volumes, strong international growth and the effect of the DeSoto Mills, Inc. acquisition. This acquisition accounted for $9,083,000 of the quarterly increase.

Gross margins were impacted by less than planned sales and earnings in the Russell Athletic and Licensed Products Divisions. Russell Athletic experienced reduced re-order rates at the department store level in January and February, principally, as a result of weather related issues. Spillover from the baseball and hockey strikes affected the licensed product market and that business will continue to be soft for the foreseeable future. Also, DeSoto Mills operated at margins lower than other company divisions.

Selling, general and administrative expenses increased 4%, but decreased as a percentage of sales. Interest expense increased primarily as a result of higher short-term borrowing rates. Other income was derived mainly from interest, rental income and the disposition of certain fixed assets.

FINANCIAL CONDITION

The Company's financial condition remained strong with long-term debt to total capitalization of 18.8%. The statement of cash flows reflects that $10.4 million was invested in the capital program during the first quarter of 1995. Capital expenditures, working capital needs, dividends and treasury stock purchases were met with internally generated funds and short-term bank loans. At quarter-end, the Company maintained $284 million in informal lines of credit.

The Company utilizes an interest rate swap agreement to effectively convert a portion of its interest rate exposure to a floating rate basis. That agreement effectively lowered the weighted average interest rate on the Company's long-term debt during the first quarter.

The Company utilizes cotton futures contracts to set sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, futures may be purchased to cover the Company's cotton requirements, generally, at the time that prices are set. Purchasing futures not only reduces the risks of adverse price fluctuations, but also limits the Company's ability to benefit from positive price fluctuations over the terms of the agreements.

In anticipation of higher cotton prices in 1995, the Company purchased futures contracts to cover its cotton requirements. Cotton prices rose in the first quarter of 1995 and the aforementioned futures favorably mitigated cotton prices for this period.

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

     a)  The Annual Meeting of Shareholders was held on April 26, 1995.

     c) At the Annual Meeting, shareholders voted upon the election of Directors serving a three-year term.

         For Director, the following nominees received the following votes:

                    Name                       For                 Withheld
                    ----                       ---                 --------
                 C.V. Nalley III            34,632,115              59,539
                 John R. Thomas             34,631,572              60,082
                 John A. White              34,632,201              59,453
                 Tim Lewis                  34,618,721              72,933

         All nominees were elected.


Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

               11  Computation of Earnings Per Share

               27  Financial Data Schedule (for SEC use only)

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended April 2, 1995.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RUSSELL CORPORATION
                                -------------------------------------
                                             (Registrant)



Date    May 16, 1995                     /S/James D. Nabors
     ------------------         -------------------------------------
                                   James D. Nabors
                                     Executive Vice President and
                                     Chief Financial Officer
                                     (For the Registrant and as
                                     Principal Financial Officer)

                               Index to Exhibits





Exhibit No.                                                                   Page No.
- -----------                                                                   --------
     11  Computation of Earnings Per Share                                        11

     27  Financial Data Schedule (for SEC use only)