Form 10-Q
period 1995-07-02
RUSSELL CORP
filed 1995-08-16
CIK 85812

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


For the quarter ended July 2, 1995                Commission file number 0-1790





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

                                 (205) 329-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                        ------      ------


The number of shares outstanding of each of the issuer's classes of common stock.


              Class                           Outstanding at August 11, 1995
              -----                           ------------------------------
Common Stock, Par Value $.01 Per Share               38,955,965 shares
                                                     ----------
                                                     (Excludes Treasury)

                              RUSSELL CORPORATION
                                     Index





                                                                         Page No.
                                                                         --------
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
        July 2, 1995 and December 31, 1994                                  2
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended July 2, 1995 and
         July 3, 1994                                                       3
         Twenty-six Weeks Ended July 2, 1995 and
         July 3, 1994                                                       4
     Consolidated Statements of Cash Flows--
         Twenty-six Weeks Ended July 2, 1995 and
         July 3, 1994                                                       5
     Notes to Consolidated Condensed Financial
         Statements                                                         6
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                          7
     Exhibit 11 - Computation of Earnings Per
         Share                                                              9

Part II.  Other Information                                                10

     Index to Exhibits                                                     11

                         PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                        July 2              December 31
                                                          1995                 1994
                   ASSETS                              -----------          ----------
                   ------                              (Unaudited)           (Audited)
Current Assets:
  Cash                                                  $    5,521          $    4,141
  Accounts receivable, net                                 232,714             211,976
  Inventories:
      Finished goods                                       286,019             227,625
      In process                                            44,887              37,639
      Raw materials and supplies                            58,581              47,868
                                                        ----------          ----------
                                                           389,487             313,132
      LIFO reserve                                         (41,458)            (33,739)
                                                        ----------          ----------
                                                           348,029             279,393
Prepaid expenses and other current assets                   23,316              15,365
                                                        ----------          ----------

        Total current assets                               609,580             510,875

Property, Plant and Equipment, net                         461,305             467,044

Other Assets                                                67,492              68,658
                                                        ----------          ----------

        Total assets                                    $1,138,377          $1,046,577
                                                        ==========          ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
  Short-term debt                                       $  121,846          $   97,941
  Accounts payable and accrued expenses                     86,367              76,307
  Federal and state income taxes                                --               6,824
  Current maturities of long-term debt                      20,618              19,473
                                                        ----------          ----------

        Total current liabilities                          228,831             200,545

Long-term debt, less current maturities
   and unamortized debt discount                           209,382             144,163

Deferred Liabilities                                        77,772              73,207

Shareholders' Equity:
  Common Stock, at par value                                   414                 414
  Paid-in capital                                           53,121              53,511
  Retained earnings                                        644,110             628,836
  Currency translation adjustment                          ( 4,938)            ( 5,501)
                                                        ----------          ----------
                                                           692,707             677,260
  Treasury Stock, at cost                                  (70,315)            (48,598)
                                                        ----------          ----------

        Total shareholders' equity                         622,392             628,662
                                                        ----------          ----------

        Total liabilities & shareholders' equity        $1,138,377          $1,046,577
                                                        ==========          ==========


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)





                                                              13 Weeks Ended
                                                          ----------------------
                                                           July 2        July 3
                                                            1995          1994
                                                          --------      --------
Net sales                                              $   268,731   $   243,505

Costs and expenses:
  Cost of goods sold                                       191,194       169,643
  Selling, general and
      administrative expenses                               54,197        49,192
   Interest expense                                          5,339         4,834
   Other - net (income)                                     (1,309)         (676)
                                                       -----------   -----------
                                                           249,421       222,993
                                                       -----------   -----------

Income before income taxes                                  19,310        20,512

Provision for income taxes                                   6,830         7,797
                                                       -----------   -----------

Net income applicable
  to Common Shares                                     $    12,480   $    12,715
                                                       ===========   ===========
Weighted average number of common and
  common equivalent shares outstanding                  39,313,678    40,261,335


Earnings per common and
  common equivalent share                              $       .32   $       .32


Cash dividends per common share                        $       .12   $       .10





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)



                                                            26 Weeks Ended
                                                        -----------------------
                                                         July 2         July 3
                                                          1995           1994
                                                        --------       --------
Net sales                                              $   517,046   $   475,623

Costs and expenses:
  Cost of goods sold                                       362,629       325,526
  Selling, general and
     administrative expenses                               106,944        99,861
  Interest expense                                           9,933         8,844
  Other - net (income)                                      (1,931)       (1,263)
                                                       -----------   -----------
                                                           477,575       432,968
                                                       -----------   -----------

Income before income taxes                                  39,471        42,655

Provision for income taxes                                  14,759        16,574
                                                       -----------   -----------

   Net income applicable
      to Common Shares                                 $    24,712   $    26,081
                                                       ===========   ===========
Weighted average number of common and
  common equivalent shares outstanding                  39,530,347    40,216,175


Earnings per common and
  common equivalent share                              $       .63   $       .65


Cash dividends per common share                        $       .24   $       .20





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                               26 Weeks Ended
                                                          ------------------------
                                                           July 2          July 3
                                                            1995            1994
                                                          --------        --------
Cash Flows from Operating Activities
  Net income                                              $ 24,712      $ 26,081
  Adjustments to reconcile net income to
     cash provided by operating activities:
        Depreciation and amortization                       35,266        35,167
        Deferred income taxes                                3,362         3,117
        Gain on sale of equipment                          (   458)      (   608)
        Changes in Assets and Liabilities:
           Accounts receivable                             (20,672)      (23,564)
           Inventories                                     (68,748)      (28,546)
           Prepaid expenses                                ( 3,119)          494
           Accounts payable & accrued expenses              10,860       (   479)
           Income taxes payable                            (11,148)      (21,471)
           Accrued liabilities                                 689       ( 2,911)
           Other assets                                         74       ( 3,907)
                                                          --------      --------

   Net cash used in operating activities                   (29,182)      (16,627)

Cash Flows from Investing Activities
   Purchases of property, plant & equipment                (28,514)      (17,689)
   Proceeds from sale of equipment                             858         1,544
                                                          --------      --------

   Net cash used in investing activities                   (27,656)      (16,145)

Cash Flows from Financing Activities
   Short-term borrowings                                    23,644        76,656
   Long-term borrowings                                     75,000           --
   Payments on long-term debt                              ( 8,643)      (10,754)
   Payments on notes payable                                   --        ( 4,562)
   Dividends on Common Stock                               ( 9,438)      ( 7,990)
   Cost of Common Stock for treasury                       (22,487)      (22,600)
   Distribution of treasury shares                             380         1,550
                                                          --------      --------

   Net cash provided by financing activities                58,456        32,300

Effect of exchange rate changes on cash                   (    238)           43
                                                          --------      --------

   Net increase (decrease) in cash                           1,380      (    429)

Cash balance at beginning of period                          4,141         3,897
                                                          --------      --------

Cash balance at end of period                             $  5,521      $  3,468
                                                          ========      ========





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements





1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 2, 1995, and December 31, 1994, and the results of operations for the thirteen and twenty-six week periods ended July 2, 1995, and July 3, 1994, and cash flows for the twenty-six week periods ended July 2, 1995, and July 3, 1994.

      The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements incorporated by reference in Form 10-K for the year ended December 31, 1994.

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

3. The results of operations for the thirteen and twenty-six weeks ended July 2, 1995, are not necessarily indicative of the results to be expected for the full year.

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

      A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                                      Comparison of
                             ---------------------------------------------------------------
                                 13 Weeks               26 Weeks               13 Weeks
                               Ended 7/2/95           Ended 7/2/95           Ended 7/2/95
                                and 7/3/94             and 7/3/94             and 4/2/95
                             ---------------       ------------------      -----------------
                                                   Increase (Decrease)
                                                  (Dollars in Thousands)
Net sales                     $25,226   10.4%        $41,423    8.7%        $20,416     8.2%

Cost of goods sold             21,551   12.7          37,103   11.4          19,759    11.5

Selling, general and
   administrative expenses      5,005   10.2           7,083    7.1           1,450     2.7

Interest expense                  505   10.4           1,089   12.3             745    16.2

Other income                      633   93.6             668   52.9             687   110.5

Income before income taxes     (1,202) ( 5.9)         (3,184) ( 7.5)         (  851)  ( 4.2)

Provision for income taxes     (  967) (12.4)         (1,815) (11.0)         (1,099)  (13.9)

Net income applicable
   to common shares            (  235) ( 1.8)         (1,369) ( 5.2)            248     2.0


     Sales increases for the second quarter and first half of 1995 reflected strong worldwide demand for the Company's activewear products. International sales grew 37% in the second quarter and 41% during the first half.

     Gross margins were impacted in the second quarter principally by competitive pricing pressures in the imprintable T-shirt market and by higher raw material costs, primarily cotton and polyester. Also, higher outside contracting costs were incurred in order to meet demand.

     During the first half, the Company experienced less than planned sales and earnings in the Russell Athletic and Licensed Products Divisions. The lingering effects of the baseball strike and general weakening in demand for licensed sports apparel have unfavorably impacted the Company's licensed apparel business.

     Selling, general and administrative expenses increased 10% in the quarter, but remained constant as a percentage of sales. Interest expense increased primarily from higher short-term borrowing rates. Other income was derived mainly from interest, rental income and the disposition of certain fixed assets. The effective tax rate in the second quarter declined from 38.0% to 35.3% as the Company's international profitability improved.

FINANCIAL CONDITION

     The Company's financial condition remained strong. Long-term debt to total capitalization increased from 20.6% to 25.2% as a result of a $75 million long-term financing which the Company completed during the quarter with a commercial bank. Proceeds were used to reduce short-term debt. At quarter-end, the Company maintained $209 million in informal lines of credit.

     The statement of cash flows reflects that $28,514,000 was invested in the capital program during the first half of 1995. Capital expenditures, working capital needs, dividends and treasury stock purchases were met with internally generated funds, short-term bank loans and long-term borrowings. Inventory levels were up 12% over last year and are positioned for forecasted higher shipments in the third quarter. Accounts receivable also grew 12% and were basically in-line with sales growth.

     The Company utilizes interest rate swaps to change the characteristics of certain debt. Previous to this quarter, the Company had an outstanding agreement that effectively converted $75,000,000 of long-term debt from a fixed rate to a floating rate basis. Additionally, an agreement was entered into in the second quarter, converting the most recent $75,000,000 long-term borrowing from a floating rate to a fixed rate of 6.67%.

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

     In anticipation of higher cotton prices in 1995, the Company purchased futures contracts to cover its cotton requirements. Cotton prices rose in the second quarter of 1995 and the aforementioned futures favorably mitigated some cotton prices for this period.

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

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

          11  Computation of Earnings Per Share

          27  Financial Data Schedule (for SEC use only)

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended July 2, 1995.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                    RUSSELL CORPORATION
                                       -----------------------------------------
                                                        (Registrant)



Date   August 15, 1995                              /S/James D. Nabors
     -------------------               -----------------------------------------
                                       James D. Nabors, Executive Vice President
                                               and Chief Financial Officer
                                               (For the Registrant and as
                                              Principal Financial Officer)

                               Index to Exhibits





Exhibit No.                                                             Page No.
-----------                                                             --------

     11  Computation of Earnings Per Share                                 9

     27  Financial Data Schedule (for SEC use only)