Form 10-Q
period 1995-10-01
RUSSELL CORP
filed 1995-11-15
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the quarter ended October 1, 1995             Commission file number 0-1790





                              RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

                       Alabama                       63-0180720
          (State or other jurisdiction of         (I.R.S. Employer
           incorporation or organization)        Identification No.)

           755 Lee Street, Alexander City, Alabama       35010
          (Address of principal executive offices)     (Zip Code)

                                 (205) 329-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X    No
                                         -----    -----

The number of shares outstanding of each of the issuer's classes of common stock.

              Class                          Outstanding at November 14, 1995
              -----                          --------------------------------
Common Stock, Par Value $.01 Per Share                38,951,326 shares
                                                      (Excludes Treasury)

                              RUSSELL CORPORATION

                                     Index

                                                                         Page No.
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
         October 1, 1995 and December 31, 1994                              2
         October 1, 1995 and October 2, 1994                                3
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended October 1, 1995
         and October 2, 1994                                                4
         Thirty-nine Weeks Ended October 1, 1995
         and October 2, 1994                                                5
     Consolidated Statements of Cash Flows--
         Thirty-nine Weeks Ended October 1, 1995
         and October 2, 1994                                                6
     Notes to Consolidated Condensed Financial
         Statements                                                         7
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                          8
     Exhibit 11 - Computation of Earnings Per
         Share                                                             10

Part II.  Other Information                                                11

     Index to Exhibits                                                     12

                         PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                          October 1       December 31
                                                             1995             1994
                                                          ---------       -----------
                ASSETS                                   (Unaudited)       (Audited)
Current Assets:
      Cash                                               $     3,726      $     4,141
      Accounts receivable, net                               302,745          211,976
      Inventories:
        Finished goods                                       266,214          227,625
        In process                                            45,850           37,639
        Raw materials and supplies                            57,139           47,868
                                                         -----------      -----------
                                                             369,203          313,132
        LIFO reserve                                         (47,829)         (33,739)
                                                         -----------      -----------
                                                             321,374          279,393
Prepaid expenses and other current assets                     21,219           15,365
                                                         -----------      -----------

            Total current assets                             649,064          510,875

Property, Plant and Equipment, net                           459,831          467,044

Other Assets                                                  68,274           68,658
                                                         -----------      -----------

            Total assets                                 $ 1,177,169      $ 1,046,577
                                                         ===========      ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Short-term debt                                    $   156,023      $    97,941
      Accounts payable and accrued expenses                   91,846           76,307
      Federal and state income taxes                              --            6,824
      Current maturities of long-term debt                    31,335           19,473
                                                         -----------      -----------

            Total current liabilities                        279,204          200,545

Long-term debt, less current maturities                      187,896          144,163

Deferred Liabilities                                          80,110           73,207

Shareholders' Equity:
      Common Stock, at par value                                 414              414
      Paid-in capital                                         52,790           53,511
      Retained earnings                                      652,378          628,836
      Currency translation adjustment                         (5,816)          (5,501)
                                                         -----------      -----------
                                                             699,766          677,260
      Treasury Stock, at cost                                (69,807)         (48,598)
                                                         -----------      -----------

            Total shareholders' equity                       629,959          628,662
                                                         -----------      -----------

            Total liabilities & shareholders' equity     $ 1,177,169      $ 1,046,577
                                                         ===========      ===========





See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION

                     Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                           October 1        October 2
                                                             1995             1994
                                                           ---------        ---------
                          ASSETS                          (Unaudited)      (Unaudited)
Current Assets:
      Cash                                               $     3,726      $     6,749
      Accounts receivable, net                               302,745          276,519
      Inventories:
         Finished goods                                      266,214          237,762
         In process                                           45,850           37,940
         Raw materials and supplies                           57,139           40,480
                                                         -----------      -----------
                                                             369,203          316,182
      LIFO reserve                                           (47,829)         (33,697)
                                                         -----------      -----------
                                                             321,374          282,485
Prepaid expenses and other current assets                     21,219           13,223
                                                         -----------      -----------

            Total current assets                             649,064          578,976

Property, Plant and Equipment, net                           459,831          470,739

Other Assets                                                  68,274           71,397
                                                         -----------      -----------
            Total assets                                 $ 1,177,169      $ 1,121,112
                                                         ===========      ===========


         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Short-term debt                                    $   156,023      $   186,340
      Accounts payable and accrued expenses                   91,846           74,285
      Federal and state income taxes                              --            4,412
      Current maturities of long-term debt                    31,335           19,513
                                                         -----------      -----------

            Total current liabilities                        279,204          284,550

Long-term debt, less current maturities                      187,896          144,232

Deferred Liabilities                                          80,110           73,860


Shareholders' Equity:
      Common Stock, at par value                                 414              414
      Paid-in capital                                         52,790           53,718
      Retained earnings                                      652,378          605,085
      Currency translation adjustment                         (5,816)          (2,560)
                                                         -----------      -----------
                                                             699,766          656,657
      Treasury Stock, at cost                                (69,807)         (38,187)
                                                         -----------      -----------

            Total shareholders' equity                       629,959          618,470
                                                         -----------      -----------

            Total liabilities & shareholders' equity     $ 1,177,169      $ 1,121,112
                                                         ===========      ===========


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)

                                                    13 Weeks Ended
                                            ------------------------------
                                             October 1         October 2
                                                1995              1994
                                            ------------      ------------
Net sales                                   $    333,820      $    317,131

Costs and expenses:
   Cost of goods sold                            244,408           216,822
   Selling, general and
      administrative expenses                     62,822            56,328
   Interest expense                                6,118             5,494
   Other - net (income)                             (986)             (699)
                                            ------------      ------------
                                                 312,362           277,945
                                            ------------      ------------

Income before income taxes                        21,458            39,186

Provision for income taxes                         8,515            14,982
                                            ------------      ------------

   Net income applicable
      to Common Shares                      $     12,943      $     24,204
                                            ============      ============


Weighted average number of common and
   common equivalent shares outstanding       39,128,005        40,269,327


Earnings per common and
   common equivalent share                  $        .33      $        .60


Cash dividends per common share             $        .12      $        .10




See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)

                                                   39 Weeks Ended
                                           ------------------------------
                                             October 1         October 2
                                                1995             1994
                                           ------------      ------------
Net sales                                  $    850,866      $    792,754

Costs and expenses:
  Cost of goods sold                            607,037           542,348
  Selling, general and

    administrative expenses                     169,766           156,189
  Interest expense                               16,051            14,338
  Other - net (income)                           (2,917)           (1,962)
                                           ------------      ------------
                                                789,937           710,913
                                           ------------      ------------

Income before income taxes                       60,929            81,841

Provision for income taxes                       23,274            31,556
                                           ------------      ------------

Net income applicable
    to Common Shares                       $     37,655      $     50,285
                                           ============      ============


Weighted average number of common and
  common equivalent shares outstanding       39,413,751        40,236,946


Earnings per common and
  common equivalent share                  $        .96      $       1.25


Cash dividends per common share            $        .36      $        .30





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 39 Weeks Ended
                                                             -----------------------
                                                             October 1     October 2
                                                               1995          1994
                                                             ---------     ---------
Cash Flows from Operating Activities
   Net income                                                $ 37,655      $ 50,285
   Adjustments to reconcile net income to
      cash provided by operating activities:
            Depreciation and amortization                      52,098        51,412
            Deferred income taxes                               4,829         4,775
            Gain on sale of equipment                            (325)         (596)
            Changes in Assets and Liabilities:
               Accounts receivable                            (90,923)      (94,165)
               Inventories                                    (42,283)        1,247
               Prepaid expenses and other current assets       (1,846)        2,581
               Other assets                                    (1,559)      (10,139)
               Accounts payable & accrued expenses             21,292         7,115
               Income taxes payable                            (9,679)      (17,059)
               Pension and other deferred liabilities             905        (2,834)
                                                             --------      --------
   Net cash used in operating activities                      (29,836)       (7,378)


Cash Flows from Investing Activities
   Purchases of property, plant & equipment                   (52,237)      (26,758)
   Proceeds from sale of equipment                              4,484         1,715
                                                             --------      --------
   Net cash used in investing activities                      (47,753)      (25,043)


Cash Flows from Financing Activities
   Short-term borrowings                                       57,903        93,904
   Long-term borrowings                                        75,000            --
   Payments on long-term debt                                 (19,409)      (21,756)
   Payments on notes payable                                       --        (4,562)
   Dividends on Common Stock                                  (14,113)      (11,990)
   Cost of Common Stock for treasury                          (22,685)      (22,776)
   Distribution of treasury shares                                755         2,344
                                                             --------      --------
   Net cash provided by financing activities                   77,451        35,164

Effect of exchange rate changes on cash                          (277)          109
                                                             --------      --------
   Net (decrease) increase in cash                               (415)        2,852

Cash balance at beginning of period                             4,141         3,897
                                                             --------      --------

Cash balance at end of period                                $  3,726      $  6,749
                                                             ========      ========



See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION

              Notes to Consolidated Condensed Financial Statements

1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 1, 1995, October 2, 1994 and December 31, 1994, and the results of operations for the thirteen and thirty-nine week periods ended October 1, 1995, and October 2, 1994, and cash flows for the thirty-nine week periods ended October 1, 1995 and October 2, 1994.

        The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements incorporated by reference in Form 10-K for the year ended December 31, 1994.

2. The results of operations for the thirteen and thirty-nine weeks ended October 1, 1995 and October 2, 1994 are not necessarily indicative of the results to be expected for the full year.

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

    A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                                        Comparison of
                              -----------------------------------------------------------------
                                    13 Weeks               39 Weeks                13 Weeks
                                  Ended 10/1/95         Ended 10/1/95           Ended 10/1/95
                                   and 10/2/94           and 10/2/94              and 7/2/95
                              -------------------    -------------------    -------------------
                                                     Increase (Decrease)
                                                    (Dollars in Thousands)
Net sales                     $ 16,689        5.3%   $ 58,112        7.3%   $ 65,089       24.2%

Cost of goods sold              27,586       12.7      64,689       11.9      53,214       27.8

Selling, general and
   administrative expenses       6,494       11.5      13,577        8.7       8,625       15.9


Interest expense                   624       11.4       1,713       11.9         779       14.6

Other income                       287       41.1         955       48.7        (323)     (24.7)

Income before income taxes     (17,728)     (45.2)    (20,912)     (25.6)      2,148       11.1


Provision for income taxes      (6,467)     (43.2)     (8,282)     (26.2)      1,685       24.7

Net income applicable
   to common shares            (11,261)     (46.5)    (12,630)     (25.1)        463        3.7


    Sales increases for the third quarter and first nine months of 1995 reflect higher unit volumes of domestic activewear and continued solid growth in the International operations. International sales have grown 34% for the nine months this year versus last year.

    Gross margins were unfavorably impacted by competitive pricing associated primarily with excess inventory of T-shirts, higher raw material costs, and unfavorable variances associated with domestic contracting. The significance of domestic contracting is diminishing as the Company adds internal capacities and increases '807' assembly and offshore sourced product. It is anticipated that competitive pricing pressure will continue through the fourth quarter of this year. This trend should diminish in 1996 as industry capacity is adjusted and excess inventories are corrected.

    Selling, general and administrative expenses were higher principally due to the inclusion of acquisitions and higher advertising costs. Interest expense increased in the quarter due to higher seasonal borrowings. Other income was derived mainly from interest, rental income and the disposition of certain fixed assets.

Financial Condition

    The Company's financial condition remains strong. Long-term debt to total capitalization is at 23.0%. As of October 1, short-term debt was $156,023,000. During the second quarter of this year, the Company borrowed $75,000,000 under an agreement with a major commercial bank. The proceeds from this borrowing were used to reduce short-term debt. The Company continues to maintain $209,000,000 in informal lines of credit.

    The statement of cash flows reflects that $52,237,000 was invested in the capital program in the first nine months of 1995. Capital expenditures, working capital, dividends, and treasury stock purchases were met with internally generated funds, short-term bank loans and long-term borrowings. Inventory levels are up 14% over last year and are positioned for the anticipated higher shipments in the fourth quarter. Accounts receivable growth of 9% is basically in line with sales growth.

    The Company utilizes interest rate swaps to change the characteristics of certain debt. Prior to 1995, the Company had an outstanding agreement that effectively converted $75,000,000 of long-term debt from a fixed rate to a floating rate basis. Additionally, an agreement was entered into in the second quarter, converting the most recent $75,000,000 long-term borrowing from a floating rate to a fixed rate of 6.67%.

    The Company utilizes cotton futures contracts to facilitate setting sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, futures may be purchased to cover the Company's cotton requirements, generally, at the time that prices are set. While the purchasing of futures reduces the risks of adverse price fluctuations, it also limits the Company's ability to benefit from positive price fluctuations over the terms of the agreements.

    In anticipation of higher cotton prices in 1995, the Company purchased futures contracts to cover a portion of its cotton requirements. Cotton prices rose in the second quarter and continued that trend in the third quarter. The aforementioned futures favorably mitigated a portion of the impact of higher prices. The unfavorable impact of higher fiber costs will continue in the fourth quarter.

    The carrying value of goodwill is reviewed by management when facts and circumstances suggest that it may be impaired. Should this review indicate that goodwill will not be recoverable, based upon undiscounted cash flows of the entity, the Company's carrying value of the goodwill is reduced by the estimated shortfalls of the cash flows.

SUBSEQUENT EVENTS

    After October 1, the Company reached an agreement in principle for a private placement of $100,000,000 of long-term debt, due 2008, at a fixed rate of 6.78%. The proceeds of this placement will be used for the repayment of short-term debt and other general corporate purposes.

                          PART II - OTHER INFORMATION

Item 5.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

         11  Computation of Earnings Per Share

         27  Financial Data Schedule (for SEC use only)

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended October 1, 1995.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               RUSSELL CORPORATION
                                      ----------------------------------------
                                                   (Registrant)

Date   November 14, 1995                        /s/ James D. Nabors
     ----------------------           ----------------------------------------
                                         James D. Nabors
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (For the Registrant and as
                                            Principal Financial Officer)

                               Index to Exhibits


Exhibit No.                                                Page No.
-----------                                                --------
     11  Computation of Earnings Per Share                    10

     27  Financial Data Schedule (for SEC use only)