Form 10-K
period 1995-12-30
RUSSELL CORP
filed 1996-03-28
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K


  X      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  For the fiscal year ended December 30, 1995

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----    EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                 to
                               ---------------    --------------------

Commission file number 0-1790

                              RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

                Alabama                                         63-0180720
    (State or other jurisdiction of                          (I.R.S. Employer
     incorporation or organization)                         Identification No.)

             755 Lee Street
        Alexander City, Alabama                                  35011-0272
(Address of principal executive offices)                         (Zip Code)

      Registrant's telephone number, including area code:  (205) 329-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                       Name of Each Exchange
    Title of Each Class                                 on Which Registered
    -------------------                                ---------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of March 22, 1996, was approximately $787,525,448.

         As of March 22, 1996, there were 38,942,173 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).





                                                                     -Continued-

                      DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Shareholders Report for the year ended December 30, 1995 are incorporated by reference into Parts II and IV.

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 1996 are incorporated by reference into Part III.

                                     PART I

ITEM 1.          Business

                                    GENERAL


         Russell Corporation (together with its subsidiaries, the "Company") is a vertically integrated international manufacturer and marketer of activewear, athletic uniforms, better knit shirts, licensed sports apparel, sports and casual socks, and a comprehensive line of lightweight, yarn-dyed woven fabrics. The Company's manufacturing operations include the entire process of converting raw fibers into finished apparel and fabrics. Russell's products are marketed through five sales divisions--Knit Apparel, Athletic, Licensed Products, International, and Fabrics--as well as through Cross Creek Apparel, Inc. and DeSoto Mills, Inc., two wholly owned subsidiaries. Products are marketed to sporting goods dealers, department and specialty stores, mass merchandisers, golf pro shops, college bookstores, screen printers, distributors, mail-order houses, and other apparel manufacturers. There was no material change in the nature of the business conducted by Russell Corporation during 1995.

         Of the Company's total revenues, more than ninety percent are derived from the sale of completed apparel, with the balance from woven fabrics. During the two previous fiscal years ending December 31, 1994 and January 1, 1994, completed apparel accounted for more than ninety percent of total revenues. Foreign and export sales for 1995 and each of the immediately preceding two years were less than ten percent of total net sales. One customer, Wal-Mart Stores, Inc., accounted for 15.1 percent of total revenues in 1995, 13.1 percent in 1994 and 16.1 percent in 1993.

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

         The Company's principal manufacturing facilities are located in and around Alexander City, Alabama. It also operates 32 additional plants in other communities in Alabama, Florida, Georgia, North Carolina and Virginia. Warehousing and shipping is conducted in Alexander City, Dothan and Montgomery, Alabama; Marianna and Miami, Florida; Mt. Airy, North Carolina; Columbus, Georgia; Chicago, Illinois; Sparks, Nevada; and Palisades Park, New Jersey.
The primary manufacturing and distribution facilities for Russell Corp. UK Limited are located in and around Livingston, Scotland. The Company also maintains warehouses in Mexico City, Mexico, San Juan del Rio, Mexico and Melbourne, Australia. In 1996, the Company plans to begin apparel assembly in a Company-operated facility in Honduras.

         As a vertically integrated operation, the Company converts raw fibers into finished apparel and fabrics utilizing company-owned spinning mills, knitting and weaving equipment, dyeing and finishing facilities, and cutting and sewing operations. Generally, the Company produces most of the yarns, other than textured and filament yarns, used in the manufacturing process. As a result of its integrated production process, substantially all functions required to produce finished apparel and fabrics can be performed by the Company without reliance upon outside contractors. The Company did, however, assemble 13 percent of the apparel at domestic and offshore contractors as well as rely on outside suppliers for headwear and certain outerwear products.

         The Company benefits from flexibility in its production scheduling capability, permitting it to shift product emphasis as markets improve, change or temporarily decline for particular products. This ability to respond quickly to market changes has enabled the Company to more effectively manage the utilization of its manufacturing capacity.

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

         The total process includes spinning of yarn from cotton and blends of cotton and man-made fibers such as polyester; fabrication of knit and woven fabrics; dyeing, bleaching, and otherwise finishing those fabrics; and manufacturing finished apparel in various cutting and sewing operations. These operations are discussed below:

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

         Fabrication - The yarns described above are converted by the Company into cloth or fabrics through the processes of single knitting, supplemented by smaller operations of weaving, double knitting and warp knitting. These operations are conducted in four plant locations in Alexander City and Prattville, Alabama. Fabrication facilities for Cross Creek are located in Mt. Airy and North Wilkesboro, North Carolina. Additional knitting is done on a contract basis to support the sock line. Similar fabrication facilities in Livingston, Scotland, service Russell Corp. UK Limited.

         Dyeing and Finishing - Fabrics described above are either used in the production of the Company's own apparel or sold to others. These fabrics are dyed and finished in company-owned facilities in Alexander City, Sylacauga and Ft. Payne, Alabama; Mt. Airy, North Carolina; and Livingston, Scotland. Yarn-dyed fabrics are dyed in the yarn manufacturing stage. The dyeing and finishing processes impart and affect the appearance, the hand (feel), colorfastness, uniformity, shade, and stability (retention of shape and form) of the fabric.

         Cutting and Sewing - The Company's cutting and sewing operations are currently located in 33 plants in the U.S. and two plants in Scotland which serve its apparel marketing operations. The Company employs an engineering staff to assist in the design and development of new equipment to improve efficiencies and automate production facilities in the cutting and sewing operations which historically have been characterized by high labor costs.

         The Company places a major emphasis upon maintaining sufficient modern cutting and sewing equipment, thereby providing flexibility to accommodate changing patterns, styles and designs of its apparel products.


                                   MARKETING


         Knit Apparel Division - Under the JERZEES label and private labels, this division designs and markets a wide variety of knitted apparel, including fleece sportswear, such as sweatshirts, sweatpants and other fashion items, and lightweight sportswear, such as T-shirts, tank tops, and shorts for children and adults. The Company signed an exclusive licensing agreement in 1993 to introduce a line of women's and girls' activewear under the chic(R) brand name in the United States and in 1995 extended that agreement to include H.I.S.(R) which is a supplemental license for men's sportswear.

         The apparel is sold by a salaried, company-employed salesforce to distributors, screen printers, mass merchants, craft chains and other specialized retail outlets. The Division maintains sales offices in Alexander City, Alabama; New York, New York; Irving, Texas; and Irvine, California.

         Athletic Division - RUSSELL ATHLETIC produces and markets high-quality teamwear and knit activewear through distribution partners including sporting goods dealers, specialty stores, department stores, sporting goods chains, and major mail-order catalogues. Sales are made by Company employees.

         The Company has a dominant position as a supplier of team uniforms, providing practice and game uniforms for both professional and amateur participants of almost every major sport. Russell is the "official" supplier of team uniforms for Major League Baseball teams. The Company believes it is the largest manufacturer of athletic uniforms in the United States.

         Activewear such as sweatshirts, sweatpants, T-shirts, tank tops, and shorts are also sold under the RUSSELL ATHLETIC label. The Company merchandises the RUSSELL ATHLETIC line in product categories such as NuBlend, HIGH COTTON, and PRO COTTON.

         The Company furnishes most of its own yarn and fabric used in this division and also supplements its requirements with purchases from outside suppliers. The uniforms are manufactured in a wide variety of styles, fabrics and colors, with lettering and numerical arrangements available to customer specifications.

         Licensed Products Division - The Company is a leading factor in the licensed sports apparel market, selling its products under licenses granted by Major League Baseball, the National Football League, the National Basketball Association, the National Hockey League, the National Collegiate Athletic Association, the 1996 Olympics,the PGA Tour and most major colleges and universities. Products include various headwear, activewear and outerwear items. The Company has the exclusive rights to market authentic game jerseys under Major League Baseball Properties' Authentic Diamond Collection.

         These products are sold through commission sales representatives and a company-employed salesforce to retailers across the nation. Distribution channels include specialty athleticwear stores, department stores, licensed product specialty stores, full-line sporting goods stores, college bookstores, concessionaires, and souvenir and gift stores.

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


         Russell's European production operations include knitting, dyeing and finishing, cutting and sewing, and distribution facilities in and around Livingston, Scotland. Russell has developed an international sales infrastructure with offices in Alicante, Spain; Brussels, Belgium; Frankfurt, Germany; Paris, France; Prague, Czech Republic; Prato, Italy; Hong Kong; Sao Paulo, Brazil; and Melbourne, Australia.

         Fabrics Division - The Fabrics Division designs and markets quality woven fabrics of cotton and blends of cotton and man-made fibers in a wide variety of patterns, colors and constructions for sale primarily to other manufacturers of apparel. Most of the woven fabrics are made with dyed yarns to produce fabrics to meet customer specifications. Sales are made by the Company's own marketing staff from its Alexander City, Atlanta, and New York sales offices and also by commission sales representatives located in Dallas, New York and Toronto.

         Cross Creek Apparel, Inc. - Cross Creek designs and markets better knit apparel including placket shirts, turtlenecks and rugbys. The CROSS CREEK PRO COLLECTION, designed specifically for golfers, is sold in golf pro shops and resort areas. The CROSS CREEK retail line is distributed through department stores and men's specialty shops. The CROSS CREEK COUNTRY COTTONS and JERZEES lines of placket shirts are marketed through national distributors to screen printers and embroiderers. CROSS CREEK also manufactures private label apparel for high-end catalogues and other retailers. In addition to commission agents, Cross Creek maintains a company-employed sales force with offices in Mt. Airy, North Carolina and New York, New York.

         DeSoto Mills, Inc. - DeSoto Mills, Inc., is a finisher/manufacturer of popularly priced socks for men, women and children. DeSoto Mills produces and sells sports and casual socks under the brand names of JERZEES, DeSoto Player's Club, Athletic Club, Performance Club, and Player's Performance. Socks are also sold to private label customers and under licensing agreements such as Beverly Hills Polo Club and Hytest. Sales are made through a Company-employed sales force principally to the wholesale club market and to discount retailers.

         DeSoto Mills, Inc. was acquired March 29, 1994 in a stock transaction valued at approximately $10,000,000. DeSoto Mills, Inc. is operated as a wholly owned subsidiary of Russell Corporation.


                                  COMPETITION

         The textile-apparel industry is keenly competitive, and the Company has many domestic and foreign competitors, both large textile-apparel companies and smaller concerns. While the sales of a number of manufacturers are substantially greater than those of the Company, no single manufacturer dominates the industry.


                                   EMPLOYEES

         As of December 30, 1995, the Company had 17,766 employees. The Company has never had a strike or work stoppage and considers its relationship with its employees to be good.


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

         The Company utilizes an aggregate of approximately 10,988,400 square feet of manufacturing, warehousing and office facilities. The following table summarizes the approximate areas of such facilities:

                                                                Approximate
              Primary Use                                       Square Feet
              -----------                                       -----------
       Spinning                                                  1,555,500
       Knitting and Weaving                                        842,400
       Dyeing and Finishing                                        705,000
       Cutting and Sewing                                        2,146,100
       Warehousing and Shipping                                  4,480,000
       Retail/Outlet Stores                                        143,400
       Executive Offices, Maintenance Shops
          and Research and Development                             596,700
       Scotland                                                    468,900
       Mexico                                                       50,400

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


ITEM 4.          Submission of Matters to a Vote of Security Holders

         None

EXECUTIVE OFFICERS OF THE COMPANY


         "Election of Directors" on pages one through four of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference.

         Additional executive officers who are not directors are as follows:

                                                      Officer
               Name                      Age           Since                     Position
               ----                      ---          -------                    --------
         Fred O. Braswell III            40             1992            Vice President-External Affairs

         Steve R. Forehand               40             1987            Secretary

         Thomas R. Johnson, Jr.          53             1989            Executive Vice President-Manufacturing

         W. J. Spires, Jr.               50             1988            President - Cross Creek Apparel, Inc.

         JT Taunton, Jr.                 53             1983            Executive Vice President-Sales and Marketing

         Larry E. Workman                52             1987            Controller

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

                                    PART II


ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         "Dividend and Market Information" on page 33 and in Note 4 to Consolidated Financial Statements on page 28 of the Annual Shareholders Report for the year ended December 30, 1995 are incorporated herein by reference.

         The approximate number of holders of the Company's common stock at March 11, 1996 was 12,300.


ITEM 6.          Selected Financial Data

         "Financial Review" on pages 18 and 19 of the Annual Shareholders Report for the year ended December 30, 1995 is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 20 of the Annual Shareholders Report for the year ended December 30, 1995 is incorporated herein by reference.


ITEM 8.          Financial Statements and Supplementary Data

         The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Shareholders Report for the year ended December 30, 1995 are incorporated herein by reference:

             ... Consolidated balance sheets - December 30, 1995 and
                  December 31, 1994

             ... Consolidated statements of income - Years ended December 30,
                  1995, December 31, 1994 and January 1, 1994

             ... Consolidated statements of cash flows - Years ended
                  December 30, 1995, December 31, 1994 and January 1, 1994

             ... Consolidated statements of stockholders' equity - Years ended
                  December 30, 1995, December 31, 1994 and January 1, 1994

             ... Notes to consolidated financial statements - Years ended
                  December 30, 1995, December 31, 1994 and January 1, 1994

             ... Report of Independent Auditors


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None

                                    PART III


ITEM 10.         Directors and Executive Officers of the Registrant


         "Election of Directors" on pages one through four and "Principal Shareholders" on pages 13 and 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference.

         "Executive Officers of the Company" on page I-7 of this report is incorporated herein by reference.

         Other significant employees are as follows:

                                                      Officer
               Name                      Age           Since                     Position
               ----                      ---          -------                    --------
         Fletcher D. Adamson             61             1987            Vice President-Research

         William P. Dickson, Jr.         55             1974            Vice President-Human Resources

         J. Franklin Foy                 60             1982            Vice President-Dyeing and Finishing

         John E. Frechette               56             1991            Vice President-International

         Jerry W. Green                  52             1990            Vice President-Apparel Operations

         K. Roger Holliday               37             1988            President-Licensed Products Division

         Joseph P. Irwin                 38             1994            President-Knit Apparel Division

         D.W. Wachtel                    57             1991            President-Athletic Division


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


         "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 15 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference.


ITEM 11.         Executive Compensation

         "Executive Compensation" on pages 4 through 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference.


ITEM 12.         Security Ownership of Certain Beneficial Owners and Management

         (a) "Principal Shareholders" on pages 13 and 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference.

         (b) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996 under the captions "Security Ownership of Management" on page 14 is incorporated herein by reference.

         (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.


ITEM 13.         Certain Relationships and Related Transactions

         "Transactions with Management and Others" on page 15 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 1996 is incorporated herein by reference.





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

                 (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                                                                  Page Number or
           Exhibit                                                Incorporation
           Numbers              Description                       by Reference to
           -------              -----------                       ---------------
             (3a)           Restated Articles of                       IV-7
                              Incorporation

             (3b)           Certificate of Adoption                    IV-8
                              of Resolutions by Board
                              of Directors of Russell
                              Corporation dated
                              October 25, 1989

             (3c)           Bylaws                                     IV-9

              (4)           Rights Agreement dated                Exhibit 1 to Form 8-A dated
                              October 25, 1989 between            October 30, 1989
                              the Company and First               Registration Statement
                              Alabama Bank, Montgomery,           No. 1-5822
                              Alabama

            (10a)           Form of Deferred                           IV-10
                              Compensation Agreement
                              with certain officers

                                                                      Page Number or
           Exhibit                                                    Incorporation
           Numbers                  Description                       by Reference to
           -------                  -----------                       ---------------
            (10b)               Fuel supply contract                  Exhibit 13(c) to
                                  with Russell Lands,                 Registration Statement
                                  Incorporated dated                  No. 2-33943
                                  May 21, 1975

            (10c)               1978 Stock Option Plan                Exhibit 1 to
                                                                      Registration Statement
                                                                      No. 2-64496

            (10d)               October 28, 1981 Amendment                IV-11
                                  to Stock Option Plans

                                                                      January 2, 1988

            (10e)               1987 Stock Option Plan                Exhibit 1 to
                                                                      Registration Statement
                                                                      No. 33-24898

            (10f)               1993 Executive Long-Term              Exhibit 4(c) to
                                  Incentive Plan                      Registration Statement
                                                                      No. 33-69679

             (11)               Computations of Earnings                  IV-12
                                  per Common Share

             (13)               1995 Annual Report to                     IV-13
                                  Shareholders

             (21)               List of Significant                       IV-14
                                  Subsidiaries

             (23)               Consent of Ernst & Young LLP,             IV-15
                                  Independent Auditors

             (27)               Financial Data Schedule

             (99)               Proxy Statement for April 24, 1996        IV-16

         (b)     Reports on Form 8-K

                 No reports on form 8-K were filed during the fourth quarter of the year ended December 30, 1995.

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

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      RUSSELL CORPORATION AND SUBSIDIARIES

----------------------------------------------------------------------------------------------------------------------------
                                            BALANCE AT       ADDITIONS                                            BALANCE
                                            BEGINNING    CHARGED TO COSTS                                          AT END
DESCRIPTION                                 OF PERIOD      AND EXPENSES      ACQUISITION       DEDUCTIONS        OF PERIOD
----------------------------------------------------------------------------------------------------------------------------
YEAR ENDED DECEMBER 30, 1995
   Allowance for doubtful accounts         $ 8,115,122      $ 4,407,505      $      -0-       $ 4,198,033 (1)    $ 8,324,594
   Reserve for discounts and returns         2,342,719        9,105,828             -0-         9,436,573 (2)      2,011,974
                                           -----------      -----------      ----------       -----------        -----------

                        TOTALS             $10,457,841      $13,513,333      $      -0-       $13,634,606        $10,336,568
                                           ===========      ===========      ==========       ===========        ===========

YEAR ENDED DECEMBER 31, 1994
   Allowance for doubtful accounts         $ 8,487,284      $ 3,978,303      $   40,000       $ 4,390,465 (1)    $ 8,115,122
   Reserve for discounts and returns         2,634,399       17,713,714             -0-        18,005,394 (2)      2,342,719
                                           -----------      -----------      ----------       -----------        -----------

                        TOTALS             $11,121,683      $21,692,017      $   40,000       $22,395,859        $10,457,841
                                           ===========      ===========      ==========       ===========        ===========

YEAR ENDED JANUARY 1, 1994
   Allowance for doubtful accounts         $ 5,579,113      $ 7,852,497      $  779,198       $ 5,723,524 (1)    $ 8,487,284
   Reserve for discounts and returns         2,548,190       14,912,255         170,274        14,996,320 (2)      2,634,399
                                           -----------      -----------      ----------       -----------        -----------

                        TOTALS             $ 8,127,303      $22,764,752      $  949,472       $20,719,844        $11,121,683
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



                                                   RUSSELL CORPORATION
                                                      (Registrant)


         Date 3/22/96                  By           /s/ John C. Adams
              -------                     --------------------------------------
                                                       John C. Adams
                                                Chairman, President and CEO




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         /s/ John C. Adams        Chairman, President and CEO       3/22/96
       ------------------------                                     -------
            John C. Adams                                             Date


         /s/ James D. Nabors      Executive Vice President and      3/22/96
       ------------------------     Chief Financial Officer, and    -------
            James D. Nabors         Director (Principal Financial     Date
                                    Officer)


         /s/ Herschel M. Bloom    Director                          3/22/96
       ------------------------                                     -------
          Herschel M. Bloom                                           Date


                                  Director
       ------------------------                                     -------
           Ronald G. Bruno                                            Date


                                  Director
       ------------------------                                     -------
          Glenn Ireland II                                            Date


                                  Director
       ------------------------                                     -------
       Crawford T. Johnson III                                        Date

                                  Director
       ------------------------                                     -------
           Timothy A. Lewis                                           Date


         /s/ C. V. Nalley III     Director                          3/22/96
       ------------------------                                     -------
           C. V. Nalley III                                           Date


         /s/ Benjamin Russell     Director                          3/22/96
       ------------------------                                     -------
           Benjamin Russell                                           Date



         /s/ John R. Thomas       Director                          3/22/96
       ------------------------                                     -------
            John R. Thomas                                            Date



         /s/ John A. White        Director                          3/22/96
       ------------------------                                     -------
            John A. White                                             Date


         /s/ Larry E. Workman     Controller                        3/22/96
       ------------------------   (Principal Accounting Officer     -------
            Larry E. Workman                                          Date