Form 10-Q
period 1996-03-31
RUSSELL CORP
filed 1996-05-15
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q




(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarter ended March 31, 1996              Commission file number  0-1790





                              RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)


                      Alabama                             63-0180720
          (State or other jurisdiction of              (I.R.S. Employer
           incorporation or organization)            Identification No.)

           755 Lee Street, Alexander City, Alabama          35011
          (Address of principal executive offices)        (Zip Code)


                                 (205) 329-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                          ---       ---


The number of shares outstanding of each of the issuer's classes of common stock.



              Class                                 Outstanding at May 14, 1996
              -----                                 ---------------------------

Common Stock, Par Value $.01 Per Share                   38,435,128 shares
                                                        (Excludes Treasury)

                              RUSSELL CORPORATION
                                      Index



                                                                         Page No.
                                                                         --------
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
        March 31, 1996 and December 30, 1995                                2
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended March 31, 1996 and
         April 2, 1995                                                      3
     Consolidated Statements of Cash Flows--
         Thirteen Weeks Ended March 31, 1996 and
         April 2, 1995                                                      4
     Notes to Consolidated Condensed Financial
         Statements                                                         5
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                          6
     Exhibit 11 - Computation of Earnings Per
         Share                                                              8

Part II.  Other Information                                                 9

     Index to Exhibits                                                     11


                         PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                             March 31          December 30
                                                               1996               1995
                                                            -----------        -----------
                      ASSETS                                (Unaudited)         (Audited)
                      ------
Current Assets:
  Cash                                                       $    4,973         $    4,485
  Accounts receivable, net                                      221,094            224,375
   Inventories:
      Finished goods                                            313,238            274,035
      In process                                                 45,148             43,476
      Raw materials and supplies                                 61,065             62,099
                                                             ----------         ----------
                                                                419,451            379,610
      LIFO reserve                                              (58,037)           (58,401)
                                                             ----------         ----------
                                                                361,414            321,209
Prepaid expenses and other current assets                        19,940             14,808
                                                             ----------         ----------

        Total current assets                                    607,421            564,877

Property, Plant and Equipment, net                              493,387            481,734

Other Assets                                                     66,677             71,553
                                                             ----------         ----------

         Total assets                                        $1,167,485         $1,118,164
                                                             ==========         ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY
         ------------------------------------

Current Liabilities:
  Short-term debt                                            $   35,768         $    7,389
  Accounts payable and accrued expenses                          97,706             81,342
  Federal and state income taxes                                  4,142              6,793
  Current maturities of long-term debt                           31,234             31,283
                                                             ----------         ----------

        Total current liabilities                               168,850            126,807

Long-term debt and capital lease obligations,
   less current maturities                                      287,860            287,878

Deferred Liabilities                                             72,739             70,921


Shareholders' Equity:
  Common Stock, at par value                                        414                414
  Paid-in capital                                                52,185             52,405
  Retained earnings                                             671,173            664,163
  Currency translation adjustment                               ( 8,817)           ( 8,046)
                                                             ----------         ----------
                                                                714,955            708,936
  Treasury Stock, at cost                                       (76,919)           (76,378)
                                                             ----------         ----------

        Total shareholders' equity                              638,036            632,558
                                                             ----------         ----------

  Total liabilities & shareholders' equity                   $1,167,485         $1,118,164
                                                             ==========         ==========


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)



                                                                       13 Weeks Ended
                                                               -----------------------------
                                                                March 31             April 2
                                                                  1996                 1995
                                                               ----------           ----------
Net sales                                                      $  257,854           $  248,315
Costs and expenses:
   Cost of goods sold                                             176,639              171,435
   Selling, general and
      administrative expenses                                      57,190               52,747
   Interest expense                                                 5,796                4,594
   Other - net (income)                                              (619)                (622)
                                                               ----------           ----------
                                                                  239,006              228,154
                                                               ----------           ----------

Income before income taxes                                         18,848               20,161

Provision for income taxes                                          7,196                7,929
                                                               ----------           ----------

   Net income applicable
      to Common Shares                                         $   11,652           $   12,232
                                                               ==========           ==========
Weighted average number of common and
   common equivalent shares outstanding                        38,830,040           39,744,794


Earnings per common and
   common equivalent share                                     $      .30           $      .31


Cash dividends per common share                                $      .12           $      .12




See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                          13 Weeks Ended
                                                                --------------------------------
                                                                 March 31              April 2
                                                                   1996                  1995
                                                                 --------             ---------
Cash Flows from Operating Activities
  Net income                                                     $ 11,652             $ 12,232
  Adjustments to reconcile net income to
     cash provided by operating activities:
        Depreciation and amortization                              18,733               17,646
        Deferred income taxes                                       1,051                1,669
        Loss (gain) on sale of equipment                               18             (   391)
        Changes in Assets and Liabilities:
            Accounts receivable                                     3,040                7,479
            Inventories                                           (40,452)             (33,717)
            Prepaid expenses                                      ( 5,217)             ( 2,483)
            Accounts payable & accrued expenses                    16,233                2,865
            Income taxes payable                                  ( 2,651)             ( 2,660)
            Accrued liabilities                                       851                  700
            Other assets                                            4,233              ( 5,423)
                                                                 --------             --------

   Net cash provided by (used in) operations                        7,491              ( 2,083)

Cash Flows from Investing Activities
   Purchases of property, plant & equipment                       (30,553)             (10,376)
   Proceeds from sale of equipment                                    539                  550
                                                                 --------             --------

   Net cash used in investing activities                          (30,014)             ( 9,826)

Cash Flows from Financing Activities
   Short-term borrowings                                           28,481               33,325
   Payments on long-term debt                                     (    66)             (    76)
   Dividends on Common Stock                                      ( 4,642)             ( 4,744)
   Cost of Common Stock for treasury                              ( 1,013)             (13,193)
   Distribution of treasury shares                                    252                  231
                                                                 --------             --------

   Net cash provided by financing activities                       23,012               15,543

Effect of exchange rate changes on cash                           (     1)             (   443)
                                                                 --------             --------

   Net increase in cash                                               488                3,191

Cash balance at beginning of period                                 4,485                4,141
                                                                 --------             --------

Cash balance at end of period                                    $  4,973             $  7,332
                                                                 ========             ========



See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements





1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of March 31, 1996, and December 30, 1995, and the results of operations and cash flows for the thirteen weeks ended March 31, 1996 and April 2, 1995.

   The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements in Form 10-K for the year ended December 30, 1995.

2. The results of operations for the thirteen weeks ended March 31, 1996, are not necessarily indicative of the results to be expected for the full year.

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

         A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:


                                                          Comparison of
                                          ---------------------------------------------
                                             Quarter Ended            Quarter Ended
                                           March 31, 1996 and       March 31, 1996 and
                                             April 2, 1995          December 30, 1995
                                          -------------------       -------------------
                                                       Increase (Decrease)
                                                      (Dollars in Thousands)
Net sales                               $ 9,539         3.8%      $(43,913)          (14.6)%

Cost of goods sold                        5,204         3.0
                                                                   (33,158)          (15.8)

Selling, general and
   administrative expenses                4,443         8.4        ( 2,391)          ( 4.0)

Interest expense                          1,202        26.2            149             2.6

Other - net                             (     3)      ( 0.5)           557             N/A

Income before income taxes              ( 1,313)      ( 6.5)       ( 7,956)          (29.7)

Provision for income taxes              (   733)      ( 9.2)       ( 3,146)          (30.4)

Net income applicable
   to common shares                      (   580)        ( 4.7)     ( 4,810)          (29.2)


         Sales increased approximately 4% versus the first quarter of 1995. Continued competitive pricing pressures in domestic T-shirt markets were more than offset by continued growth in international and other domestic markets.

         Gross margins improved to 31.5% of sales in the first quarter. Lower selling prices, especially in T-shirts were more than offset by improvements in raw material prices and better manufacturing efficiencies. The Company expects that favorable gross margin comparisons will continue for the remainder of 1996 as lower raw material prices continue and benefits from the Company's cost reduction efforts are realized.

         Selling, general and administrative expenses increased from higher expenditures for customer service, support for the Company's international operations and continued investment spending for marketing. These expenditures, while penalizing first quarter earnings, are expected to deliver future benefits.


FINANCIAL CONDITION

         The Company's financial condition remains strong. Accounts receivable increased in line with sales growth and inventories increased in line with projected requirements for future orders. The current ratio was 3.6:1 at March 31, 1996. The Company's debt to total capitalization ratio is 31.1% after a 100% increase in long-term debt over the same period in 1995. The statement of cash flows indicates that $30.6 million was spent on the capital program in the first quarter, mainly for investments in customer service and manufacturing facilities. Cash requirements for capital expenditures, working capital, treasury stock purchases and dividends were provided by internally generated funds and short-term bank loans. At quarter-end the company maintained $209 million in informal lines of credit.

         The Company utilizes two interest rate swap agreements in the management of its interest rate exposure. These agreements effectively convert a portion of the Company's interest rate exposure from a fixed to a floating rate basis, and from a floating rate to a fixed rate basis. The effect of these agreements was to effectively lower interest expense on the Company's long-term debt in the first quarter.

         The Company utilizes cotton futures contracts to set sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, these contracts may be purchased at the time prices are set. Purchasing futures contracts not only limits the risk of price increases, but also limits the Company's ability to benefit from future price decreases. At March 31, 1996, the Company had outstanding futures contracts, that when combined with other contracts and inventory, exceeded the Company's anticipated 1996 cotton requirements.

         During 1995, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for Long- Lived Assets and for Assets to be Disposed of." The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets. An impairment loss would be recorded based on the excess of the carrying amount of the asset over the asset's fair value. There was no impact on the Company's financial statements from the adoption of Statement 121 in 1995 or during the first quarter of 1996.

                          PART II - OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

  a)     The Annual Meeting of Shareholders was held on April 24, 1996.

  b) On February 28, 1996, a majority of the Board of Directors adopted a resolution which established the size of the Board of Directors at ten members, effective April 24, 1996.

         Glenn Ireland II retired from the Board of Directors effective at the Annual Meeting.

  c) At the Annual Meeting, shareholders voted upon the election of Directors serving a three-year term.

         For Director, the following nominees received the following votes:


               Name                       For                 Withheld
               ----                       ---                 --------
               Herschel M. Bloom          35,218,219          447,880
               Ronald G. Bruno            35,217,761          448,338

         All nominees were elected.

         John C. Adams, Crawford T. Johnson III, James D. Nabors, and Benjamin Russell will continue in office until their terms expire in 1997. C.V. Nalley III, John R. Thomas, John A. White, and Timothy A. Lewis will continue in office until their terms expire in 1998.


Item 5.  Other Information


Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

              11  Computation of Earnings Per Share

              27  Financial Data Schedule (for SEC use only)

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended March 31, 1996.

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


Date    May 14, 1996                               /s/James D. Nabors
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






Exhibit No.
- -----------


  11  Computation of Earnings Per Share
  27  Financial Data Schedule (for SEC use only)