Form 10-Q
period 1996-06-30
RUSSELL CORP
filed 1996-08-13
CIK 85812

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarter ended June 30, 1996                Commission file number 0-1790





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

                               (205) 329-4000
            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes    X     No
                                          -----      -----

The number of shares outstanding of each of the issuer's classes of common stock.

                Class                              Outstanding at August 9, 1996
                -----                              -----------------------------

Common Stock, Par Value $.01 Per Share                    38,484,286 shares
                                                         (Excludes Treasury)

                              RUSSELL CORPORATION

                                     Index


                                                                                   Page No.
                                                                                   --------
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
           June 30, 1996 and December 30, 1995                                        2
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended June 30, 1996 and
         July 2, 1995                                                                 3
         Twenty-six Weeks Ended June 30, 1996 and
         July 2, 1995                                                                 4
     Consolidated Statements of Cash Flows--
         Twenty-six Weeks Ended June 30, 1996 and
         July 2, 1995                                                                 5
     Notes to Consolidated Condensed Financial
         Statements                                                                   6
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                                    7
     Exhibit 11 - Computation of Earnings Per
         Share                                                                        9

Part II.  Other Information                                                          10

     Index to Exhibits                                                               11


                        PART I - FINANCIAL INFORMATION

                             RUSSELL CORPORATION
                    Consolidated Condensed Balance Sheets
                            (Dollars in Thousands)

                                                                                   June 30              December 30
                                                                                     1996                   1995
                                                                                  ----------             ----------
                     ASSETS                                                       (Unaudited)            (Audited)

Current Assets:
    Cash                                                                          $    5,062             $    4,485
    Accounts receivable, net                                                         246,799                224,375
    Inventories:
      Finished goods                                                                 328,164                274,035
      In process                                                                      43,302                 43,476
      Raw materials and supplies                                                      58,676                 62,099
                                                                                  ----------             ----------
                                                                                     430,142                379,610
      LIFO reserve                                                                   (50,194)               (58,401)
                                                                                  ----------             ----------
                                                                                     379,948                321,209
Prepaid expenses and other current assets                                             24,393                 14,808
                                                                                  ----------             ----------

          Total current assets                                                       656,202                564,877

Property, Plant and Equipment, net                                                   505,267                481,734

Other Assets                                                                          67,745                 71,553
                                                                                  ----------             ----------

         Total assets                                                             $1,229,214             $1,118,164
                                                                                  ==========             ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term debt                                                               $  103,930             $    7,389
    Accounts payable and accrued expenses                                             95,656                 81,342
    Federal and state income taxes                                                        --                  6,793
    Current maturities of long-term debt                                              31,986                 31,283
                                                                                  ----------             ----------

          Total current liabilities                                                  231,572                126,807

Long-term debt, less current maturities
   and unamortized debt discount                                                     277,392                287,878

Deferred Liabilities                                                                  76,174                 70,921

Shareholders' Equity:
    Common Stock, at par value                                                           414                    414
    Paid-in capital                                                                   52,028                 52,405
    Retained earnings                                                                682,858                664,163
    Currency translation adjustment                                                   (7,913)                (8,046)
                                                                                  ----------             ----------
                                                                                     727,387                708,936
    Treasury Stock, at cost                                                          (83,311)               (76,378)
                                                                                  ----------             ----------

          Total shareholders' equity                                                 644,076                632,558
                                                                                  ----------             ----------

          Total liabilities & shareholders' equity                                $1,229,214             $1,118,164
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

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)



                                                                             13 Weeks Ended
                                                                    --------------------------------
                                                                     June 30                July 2
                                                                       1996                  1995
                                                                    ----------            ----------

Net sales                                                           $  290,558            $  268,731

Costs and expenses:
   Cost of goods sold                                                  200,059               191,194
   Selling, general and
      administrative expenses                                           58,179                54,197
   Interest expense                                                      6,244                 5,339
   Other - net (income)                                                   (681)               (1,309)
                                                                    ----------            ----------
                                                                       263,801               249,421
                                                                    ----------            ----------
Income before income taxes                                              26,757                19,310

Provision for income taxes                                              10,447                 6,830
                                                                    ----------            ----------

Net income                                                          $   16,310            $   12,480
                                                                    ==========            ==========

Weighted average number of common and
    common equivalent shares outstanding                            38,630,930            39,313,678


Earnings per common and
    common equivalent share                                         $      .42            $      .32


Cash dividends per common share                                     $      .12            $      .12



See accompanying notes to consolidated condensed financial statements.

                             RUSSELL CORPORATION
                 Consolidated Condensed Statements of Income
                 (Dollars in Thousands Except Share Amounts)
                                 (Unaudited)



                                                                           26 Weeks Ended
                                                                 --------------------------------
                                                                   June 30               July 2
                                                                    1996                  1995
                                                                 ----------            ----------
Net sales                                                        $  548,412            $  517,046

Costs and expenses:
    Cost of goods sold                                              376,698               362,629
    Selling, general and
       administrative expenses                                      115,369               106,944
    Interest expense                                                 12,040                 9,933
    Other - net (income)                                             (1,300)               (1,931)
                                                                 ----------            ----------
                                                                    502,807               477,575
                                                                 ----------            ----------

Income before income taxes                                           45,605                39,471

Provision for income taxes                                           17,643                14,759
                                                                 ----------            ----------

Net income                                                       $   27,962            $   24,712
                                                                 ==========            ==========

Weighted average number of common and
    common equivalent shares outstanding                         38,725,839            39,530,347


Earnings per common and
    common equivalent share                                      $      .72            $      .63


Cash dividends per common share                                  $      .24            $      .24


See accompanying notes to consolidated condensed financial statements.

                             RUSSELL CORPORATION
                    Consolidated Statements of Cash Flows
                           (Dollars in Thousands)
                                 (Unaudited)

                                                                                               26 Weeks Ended
                                                                                      -------------------------------
                                                                                      June 30                 July 2
                                                                                        1996                   1995
                                                                                      --------               --------
Cash Flows from Operating Activities
    Net income                                                                        $ 27,962               $ 24,712
    Adjustments to reconcile net income to
       cash used in operating activities:
         Depreciation and amortization                                                  37,702                 35,266
         Deferred income taxes                                                           2,693                  3,362
         Loss (gain) on sale of equipment                                                   22                   (458)
         Changes in Assets and Liabilities:
            Accounts receivable                                                        (22,290)               (20,672)
            Inventories                                                                (58,596)               (68,748)
            Prepaid expenses                                                            (7,151)                (3,119)
            Accounts payable & accrued expenses                                         14,114                 10,860
            Income taxes payable                                                        (8,173)               (11,148)
            Pension and other deferred liabilities                                       1,558                    689
            Other assets                                                                 2,320                     74
                                                                                      --------               --------

   Net cash used in operating activities                                                (9,839)               (29,182)

Cash Flows from Investing Activities
   Purchases of property, plant & equipment                                            (60,704)               (28,514)
   Proceeds from sale of equipment                                                         960                    858
                                                                                      --------               --------

   Net cash used in investing activities                                               (59,744)               (27,656)

Cash Flows from Financing Activities
   Short-term borrowings                                                                96,511                 23,644
   Long-term borrowings                                                                     --                 75,000
   Payments on long-term debt                                                           (9,782)                (8,643)
   Dividends on Common Stock                                                            (9,267)                (9,438)
   Cost of Common Stock for treasury                                                    (7,693)               (22,487)
   Distribution of treasury shares                                                         383                    380
                                                                                      --------               --------

   Net cash provided by financing activities                                            70,152                 58,456

Effect of exchange rate changes on cash                                                      8                   (238)
                                                                                      --------               --------

   Net increase in cash                                                                    577                  1,380

Cash balance at beginning of period                                                      4,485                  4,141
                                                                                      --------               --------

Cash balance at end of period                                                         $  5,062               $  5,521
                                                                                      ========               ========


See accompanying notes to consolidated condensed financial statements.

                             RUSSELL CORPORATION
             Notes to Consolidated Condensed Financial Statements





1. In the opinion of Management, the accompanying audited and unaudited consoli dated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of June 30, 1996, and December 30, 1995, and the results of operations for the thirteen and twenty-six week periods ended June 30, 1996, and July 2, 1995, and cash flows for the twenty-six week periods ended June 30, 1996, and July 2, 1995.

      The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements incorporated by reference in Form 10-K for the year ended December 30, 1995.

2. The results of operations for the thirteen and twenty-six weeks ended June 30, 1996, are not necessarily indicative of the results to be expected for the full year.

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

      A summary of the period to period changes in the principal items included in the consolidated condensed statements of income is shown below:

                                                                    Comparison of
                                 --------------------------------------------------------------------------------
                                        13 Weeks                       26 Weeks                   13 Weeks
                                      Ended 6/30/96                  Ended 6/30/96              Ended 6/30/96
                                       and 7/2/95                     and 7/2/95                 and 3/31/96
                                 -----------------------        ----------------------      ---------------------
                                                                 Increase (Decrease)
                                                                (Dollars in Thousands)
Net sales                        $21,827             8.1%        $31,366           6.1%     $32,704          12.7%

Cost of goods sold                 8,865             4.6          14,069           3.9       23,420          13.3

Selling, general and
   administrative expenses         3,982             7.3           8,425           7.9          989           1.7

Interest expense                     905            17.0           2,107          21.2          448           7.7

Other income                        (628)          (48.0)           (631)        (32.7)          62          10.0

Income before income taxes         7,447            38.6           6,134          15.5        7,909          42.0

Provision for income taxes         3,617            53.0           2,884          19.5        3,251          45.2

Net income                         3,830            30.7           3,250          13.2        4,658          40.0

      Sales for the quarter increased 8.1% in comparison to the same period in 1995. For the first half of 1996, sales increased 6.1%. The Licensed Products and International Divisions as well as the Company's DeSoto Mills subsidiary showed significant increases in sales for the second quarter as well as the first half of the year.

      Gross margins improved to 31.1% and 31.3% for the quarter and first half, respectively versus 28.9% and 29.9% in the comparable periods in 1995. These improvements can be attributed mainly to more favorable raw material prices, improved manufacturing efficiencies and the realization of savings from the Company's ongoing cost reduction efforts.

      Selling, general and administrative expenses increased 7.3% in dollars, but decreased slightly as a percent of sales in the quarter reflecting the benefits of increased sales volumes. Increased royalty rates and customer service expenditures as well as international expansion were the main contributors to the dollar increases. Interest expense increased with higher levels of debt when compared to the same periods of 1995.

FINANCIAL CONDITION

      The Company's balance sheet continues to reflect a strong financial condition. Long-term debt to total capitalization percentage increased from 25.2% at July 2, 1995 to 30.1% at June 30, 1996, reflecting the issuance of an additional $100 million of long-term debt in the fourth quarter of 1995. Inventory levels rose with seasonal requirements to service fall shipments. At quarter-end the Company maintained $209 million in informal lines of credit.

      The statement of cash flows reflects that the Company has invested approximately $61 million in additional property, plant and equipment during the first half of 1996 as the Company continues to improve its customer service capabilities and manufacturing efficiencies. These capital expenditures as well as dividends, treasury share purchases and other working capital requirements were financed with internally generated funds and short-term borrowings.

      Subsequent to quarter end, the Company's Board of Directors adjusted the authorization to repurchase the Company's outstanding Common Stock, in open market transactions, to a total of two million shares. The Board of Directors also voted to increase the dividend payable to shareholders of record as of August 5 to $.13 from $.12, an 8% increase.

      The Company utilizes two interest rate swap agreements in the management of its interest rate exposure. These agreements effectively convert a portion of the Company's interest rate exposure from a fixed to a floating rate basis, and from a floating rate to a fixed rate basis. The effect of these agreements was to effectively lower interest expense on the Company's long-term debt in the first half of 1996.

      The Company utilizes cotton futures contracts to set sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, these contracts may be purchased at the time prices are set. Purchasing futures contracts not only limits the risk of price increases, but also limits the Company's ability to benefit from future price decreases. At June 30, 1996, the Company had outstanding futures contracts, that when combined with other contracts and inventory, exceeded the Company's anticipated 1996 cotton requirements.

                         PART II - OTHER INFORMATION




Item 5.  Other Information

              None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

              11  Computation of Earnings Per Share

              27  Financial Data Schedule (for SEC use only)

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended June 30, 1996.





                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 RUSSELL CORPORATION
                                       -----------------------------------------
                                                     (Registrant)


Date   August 9, 1996                             /s/ James D. Nabors
     ------------------                -----------------------------------------
                                       James D. Nabors, Executive Vice President
                                              and Chief Financial Officer
                                              (For the Registrant and as
                                             Principal Financial Officer)

                              Index to Exhibits



Exhibit No.                                                                  Page No.
- -----------                                                                  --------
   11  Computation of Earnings Per Share                                        9

   27  Financial Data Schedule (for SEC use only)
