Form 10-Q
period 1996-09-29
RUSSELL CORP
filed 1996-11-13
CIK 85812

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


For the quarter ended September 29, 1996          Commission file number 0-1790





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

                                (205) 329-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days.     Yes X    No
                              ---    ---



The number of shares outstanding of each of the issuer's classes of common stock.


            Class                              Outstanding at November 11, 1996
            -----                              --------------------------------

Common Stock, Par Value $.01 Per Share                   38,245,635 shares
                                                        (Excludes Treasury)

                               RUSSELL CORPORATION
                                      Index








                                                              Page No.
                                                              --------
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
         September 29, 1996 and December 30, 1995                2
         September 29, 1996 and October 1, 1995                  3
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended September 29, 1996
         and October 1, 1995                                     4
         Thirty-nine Weeks Ended September 29, 1996
         and October 1, 1995                                     5
     Consolidated Statements of Cash Flows--
         Thirty-nine Weeks Ended September 29, 1996
         and October 1, 1995                                     6
     Notes to Consolidated Condensed Financial
         Statements                                              7
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                               8
     Exhibit 11 - Computation of Earnings Per
         Share                                                   10

Part II.  Other Information                                      11

     Index to Exhibits                                           12

                         PART I - FINANCIAL INFORMATION

                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                    September 29     December 30
                                                         1996          1995
                                                         ----          ----
                                                    (Unaudited)      (Audited)
Current Assets:
   Cash                                             $     5,230    $     4,485
   Accounts receivable, net                             316,489        224,375
   Inventories:
      Finished goods                                    310,468        274,035
      In process                                         45,512         43,476
      Raw materials and supplies                         58,750         62,099
                                                    -----------    -----------
                                                        414,730        379,610
      LIFO reserve                                      (46,286)       (58,401)
                                                    -----------    -----------
                                                        368,444        321,209
Prepaid expenses and other current assets                22,245         14,808
                                                    -----------    -----------

          Total current assets                          712,408        564,877

Property, Plant and Equipment, net                      513,450        481,734

Other Assets                                             68,308         71,553
                                                    -----------    -----------

         Total assets                               $ 1,294,166    $ 1,118,164
                                                    ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term debt                                  $   150,109    $     7,389
   Accounts payable and accrued expenses                109,105         81,342
   Federal and state income taxes                         3,034          6,793
   Current maturities of long-term debt                  31,938         31,283
                                                    -----------    -----------

         Total current liabilities                      294,186        126,807

Long-term debt, less current maturities                 255,959        287,878

Deferred Liabilities                                     78,793         70,921

Shareholders' Equity:
   Common Stock, at par value                               414            414
   Paid-in capital                                       51,791         52,405
   Retained earnings                                    702,309        664,163
   Currency translation adjustment                       (7,458)        (8,046)
                                                    -----------    -----------
                                                        747,056        708,936
Treasury Stock, at cost                                 (81,828)       (76,378)
                                                    -----------    -----------

         Total shareholders' equity                     665,228        632,558
                                                    -----------    -----------

         Total liabilities & shareholders' equity   $ 1,294,166    $ 1,118,164
                                                    ===========    ===========


     See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                    September 29    October 1
                                                       1996            1995
                                                       ----           ----
                                                    (Unaudited)     (Unaudited)
        ASSETS
        ------
Current Assets:
    Cash                                            $     5,230    $     3,726
    Accounts receivable, net                            316,489        302,745
   Inventories:
      Finished goods                                    310,468        266,214
      In process                                         45,512         45,850
      Raw materials and supplies                         58,750         57,139
                                                    -----------    -----------
                                                        414,730        369,203
      LIFO reserve                                      (46,286)       (47,829)
                                                    -----------    -----------
                                                        368,444        321,374
Prepaid expenses and other current assets                22,245         21,219
                                                    -----------    -----------
           Total current assets                         712,408        649,064

Property, Plant and Equipment, net                      513,450        459,831

Other Assets                                             68,308         68,274
                                                    -----------    -----------

         Total assets                               $ 1,294,166    $ 1,177,169
                                                    ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Short-term debt                                  $   150,109    $   156,023
   Accounts payable and accrued expenses                109,105         91,846
   Federal and state income taxes                         3,034           --
   Current maturities of long-term debt                  31,938         31,335
                                                    -----------    -----------

         Total current liabilities                      294,186        279,204

Long-term debt, less current maturities                 255,959        187,896

Deferred Liabilities                                     78,793         80,110


Shareholders' Equity:
   Common Stock, at par value                               414            414
   Paid-in capital                                       51,791         52,790
   Retained earnings                                    702,309        652,378
   Currency translation adjustment                       (7,458)        (5,816)
                                                    -----------    -----------
                                                        747,056        699,766
   Treasury Stock, at cost                             (81,828)        (69,807)
                                                    -----------    -----------
          Total shareholders' equity                    665,228        629,959
                                                    -----------    -----------

          Total liabilities & shareholders' equity  $ 1,294,166    $ 1,177,169
                                                    ===========    ===========


     See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                   Consolidated Condensed Statements of Income
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)


                                                            13 WEEKS ENDED
                                                    ----------------------------
                                                    September 29     October 1
                                                       1996            1995
                                                    ------------   -------------
Net sales                                           $   336,679    $   333,820

Costs and expenses:
   Cost of goods sold                                   227,487        244,408
   Selling, general and
      administrative expenses                            63,765         62,822
   Interest expense                                       6,896          6,118
   Other - net (income)                                    (561)          (986)
                                                    -----------    -----------
                                                        297,587        312,362
                                                    -----------    -----------

Income before income taxes                               39,092         21,458

Provision for income taxes                               14,639          8,515
                                                    -----------    -----------

   Net income applicable
      to Common Shares                              $    24,453    $    12,943
                                                    ===========    ===========

Weighted average number of common and
   common equivalent shares outstanding              38,769,619     39,128,005


Earnings per common and
   common equivalent share                          $       .63    $       .33


Cash dividends per common share                     $       .13    $       .12




















     See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                   Consolidated Condensed Statements of Income
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)


                                                            39 WEEKS ENDED
                                                    ----------------------------
                                                    September 29     October 1
                                                       1996            1995
                                                    ------------   -------------

Net sales                                           $   885,091    $   850,866

Costs and expenses:
   Cost of goods sold                                   604,185        607,037
   Selling, general and
      administrative expenses                           179,134        169,766
   Interest expense                                      18,936         16,051
   Other - net (income)                                  (1,861)        (2,917)
                                                    -----------    -----------
                                                        800,394        789,937
                                                    -----------    -----------
Income before income taxes                               84,697         60,929

Provision for income taxes                               32,282         23,274
                                                    -----------    -----------

   Net income applicable
      to Common Shares                              $    52,415    $    37,655
                                                    ===========    ===========


Weighted average number of common and
   common equivalent shares outstanding              38,781,112     39,413,751


Earnings per common and
   common equivalent share                          $      1.35    $       .96


Cash dividends per common share                     $       .37    $       .36





















     See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                      Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                            39 WEEKS ENDED
                                                    ----------------------------
                                                    September 29     October 1
                                                       1996            1995
                                                    ------------   -------------
Cash Flows from Operating Activities
   Net income                                       $    52,415    $    37,655

   Adjustments to reconcile net income to
      cash provided by operating activities:
         Depreciation and amortization                   55,981         52,098
         Deferred income taxes                            3,565          4,829
         Gain on sale of equipment                          (14)          (325)
         Changes in Assets and Liabilities:
            Accounts receivable                         (91,809)       (90,923)
            Inventories                                 (46,793)       (42,238)
            Prepaid expenses and other current assets    (5,379)        (1,846)
            Other assets                                    994         (1,559)
            Accounts payable & accrued expenses          27,450         21,292
            Income taxes payable                         (3,759)        (9,679)
            Pension and other deferred liabilities        2,335            905
                                                    -----------    -----------
   Net cash used in operating activities                 (5,014)       (29,836)


Cash Flows from Investing Activities
   Purchases of property, plant & equipment             (86,440)       (52,237)
   Proceeds from sale of equipment                        1,160          4,484
                                                    -----------    -----------
   Net cash used in investing activities                (85,280)       (47,753)


Cash Flows from Financing Activities
   Short-term borrowings                                142,616         57,903
   Long-term borrowings                                    --           75,000
   Payments on long-term debt                           (31,263        (19,409)
   Dividends on Common Stock                            (14,269)       (14,113)
   Cost of Common Stock for treasury                     (8,658)       (22,685)
   Distribution of treasury shares                        2,594            755
                                                    -----------    -----------
   Net cash provided by financing activities             91,020         77,451

Effect of exchange rate changes on cash                      19           (277)
                                                    -----------    -----------
   Net increase (decrease) in cash                          745           (415)

Cash balance at beginning of period                       4,485          4,141
                                                    -----------    -----------
Cash balance at end of period                       $     5,230    $     3,726
                                                    ===========    ===========



See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements





1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of September 29, 1996, October 1, 1995 and December 30, 1995, and the results of operations for the thirteen and thirty-nine week periods ended September 29, 1996, and October 1, 1995, and cash flows for the thirty-nine week periods ended September 29, 1996 and October 1, 1995.

     The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements incorporated by reference in Form 10-K for the year ended December 30, 1995.

2. The results of operations for the thirteen and thirty-nine week periods ended September 29, 1996 and October 1, 1995 are not necessarily indicative of the results to be expected for the full year.

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

     A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                                                Comparison of
                                    ---------------------------------------------------------------------------
                                         13 Weeks                 39 Weeks                     13 Weeks
                                       Ended 9/29/96             Ended 9/29/96              Ended 9/29/96
                                        and 10/1/95               and 10/1/95                 and 6/30/96
                                    --------------------       ------------------      ------------------------
                                                               Increase (Decrease)
                                                             (Dollars in Thousands)

Net sales                           $  2,859        .9%    $ 34,225            4.0%    $ 46,121         15.9%

Cost of goods sold                   (16,921)     (6.9)      (2,852)           (.5)      27,428         13.7

Selling, general and
   administrative expenses               943       1.5        9,368            5.5        5,586          9.6

Interest expense                         778      12.7        2,885           18.0          652         10.4

Other income                            (425)    (43.1)      (1,056)         (36.2)        (120)       (17.6)

Income before income taxes            17,634      82.2       23,768           39.0       12,335         46.1

Provision for income taxes             6,124      71.9        9,008           38.2        4,192         40.1

Net income applicable
   to common shares                   11,510      88.9       14,760           39.2        8,143         49.9


     Net sales for the quarter increased 1% from the third quarter of 1995 to $336,679,000 reflecting lower than expected shipments as domestic retailers scheduled shipments closer to the time of sale and an increasingly competitive environment in Europe. Sales for the nine months ended September 29, 1996 of $885,091,000, were 4% higher than the same period of 1995.

     Gross margins continue to show strong improvement over the depressed levels of 1995 due to lower raw material prices and more cost effective manufacturing. Gross margins in the third quarter of 1996 were 32.4% as compared to 26.8% in the same period of 1995. For the nine months ended September 29, 1996, gross margins were 31.7% as compared to 28.7% in the first nine months of 1995.

     Selling, general and administrative expenses increased moderately in dollars and as a percent of sales for the quarter and the year when compared to 1995 primarily due to increased expenditures for customer service, royalties and international expansion. Interest expense increased with higher levels of debt when compared to the same periods in 1995.

Financial Condition

     The balance sheet reflects the Company's strong financial condition. Debt to total capitalization decreased to 27.8% from the previous quarter's 30.1%. When compared to the same period of 1995, debt to total capitalization increased from 23.0% reflecting the issuance of $100 million of long-term debt during the fourth quarter of 1995. Inventory levels rose in line with requirements to service anticipated fourth quarter shipments.

     The statement of cash flows indicates that the Company has invested approximately $86 million in additional property, plant and equipment during 1996. These expenditures were mainly for customer service facilities and additional manufacturing capacity as the Company continues to improve manufacturing efficiencies and customer service capabilities. The funds for these expenditures as well as those for Common Stock dividends, the repurchase of treasury shares and the repayment of long-term debt were provided by internally generated funds and short-term borrowings. At quarter-end the Company maintained $209 million in informal lines of credit.

     The Company utilizes two interest rate swap agreements in the management of its interest rate exposure. These agreements effectively convert a portion of the Company's interest rate exposure from a fixed rate to a floating rate basis, and from a floating rate to a fixed rate basis. The effect of these agreements was to effectively lower interest expense on the Company's long-term debt in the first three quarters of 1996.

     The Company utilizes cotton futures contracts to set sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, these contracts may be purchased at the time prices are set. Purchasing futures contracts stabilizes the price the Company pays for cotton, thereby limiting the risk of price increases as well as the Company's ability to benefit from price decreases. At September 29, 1996, the Company had outstanding futures contracts that, when combined with other contracts and inventory, exceeded the Company's anticipated 1996 cotton requirements.

                           PART II - OTHER INFORMATION




Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

         11  Computation of Earnings Per Share

         27  Financial Data Schedule (for SEC use only)

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended September 29, 1996.







                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                       RUSSELL CORPORATION
                                               --------------------------------
                                                           (Registrant)



Date   November 11, 1996                              /S/James D. Nabors
       -----------------                       --------------------------------
                                                 James D. Nabors
                                                   Executive Vice President and
                                                   Chief Financial Officer
                                                   (For the Registrant and as
                                                   Principal Financial Officer)