Form 10-K
period 1997-01-04
RUSSELL CORP
filed 1997-03-31
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K



 X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 [NO FEE REQUIRED, EFFECTIVE OCTOBER 7, 1996]

                    For the fiscal year ended January 4, 1997

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---      EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

For the transition period from _____________________ to ______________________

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

           Securities registered pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
    Title of Each Class                              on Which Registered
    -------------------                              -------------------

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of March 25, 1997, was approximately $998,369,643.

         As of March 25, 1997, there were 37,726,751 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).


                                                                     -Continued-

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Shareholders Report for the year ended January 4, 1997 are incorporated by reference into Parts II and IV.

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 1997 are incorporated by reference into Part III.

                                     PART I

ITEM 1. Business

                                     GENERAL


         Russell Corporation (together with its subsidiaries, the "Company") is a vertically integrated international manufacturer and marketer of activewear, athletic uniforms, better knit shirts, licensed sports apparel, sports and casual socks, and a comprehensive line of lightweight, yarn-dyed woven fabrics. The Company's manufacturing operations include the entire process of converting raw fibers into finished apparel and fabrics. Russell's products are marketed through five sales divisions--Jerzees (formerly Knit Apparel), Athletic, Licensed Products, International, and Fabrics--as well as through Cross Creek Apparel, Inc. and DeSoto Mills, Inc., two wholly owned subsidiaries. Products are marketed to sporting goods dealers, department and specialty stores, mass merchandisers, golf pro shops, college bookstores, screen printers, distributors, mail-order houses, and other apparel manufacturers. There was no material change in the nature of the business conducted by Russell Corporation during 1996.

         Of the Company's total revenues, more than ninety percent are derived from the sale of completed apparel, with the balance from woven fabrics. During the two previous fiscal years ending December 30, 1995 and December 31, 1994, completed apparel accounted for more than ninety percent of total revenues. Foreign and export sales for 1996 were 10.5%. In each of the immediately preceding two years foreign and export sales were 9.8% and 8.5%, respectively. One customer, Wal-Mart Stores, Inc. and affiliates, accounted for 17.1 percent of total revenues in 1996, 15.1 percent in 1995 and 13.1 percent in 1994.

         The Company produces athletic uniforms for most recognized sports activities and for players of all ages and sizes. These products are marketed to professional, collegiate, high school and other teams as well as to individuals. Knit apparel, such as T-shirts, fleece sweatshirts and sweatpants, pullovers, jackets, and other similar knitted products, is produced for the general consumer market. Knit product lines also include knit placket shirts, turtlenecks and other golf apparel. The Company also produces sports and casual socks including tube, quarter anklet and crew socks for men, women and children. Woven fabrics are produced and sold to other apparel manufacturers for men's, women's and children's wear.

         The Company's principal manufacturing facilities are located in and around Alexander City, Alabama. It also operates 37 additional plants in other communities in Alabama, Florida, Georgia, North Carolina and Virginia. The Company owns apparel assembly facilities in San Juan Del Rio, Mexico and Chaloma, Honduras. Warehousing and shipping is conducted in Alexander City, Ft. Payne and Montgomery, Alabama; Marianna and Miami, Florida; Mt. Airy, North Carolina; and Columbus, Georgia. The primary manufacturing and distribution facilities for Russell Corp. UK Limited are located in and around Livingston, Scotland. The Company also maintains warehouses in Mexico City and San Juan del Rio, Mexico and Melbourne, Australia.

         As a vertically integrated operation, the Company converts raw fibers into finished apparel and fabrics utilizing company-owned spinning mills, knitting and weaving equipment, dyeing and finishing facilities, and cutting and sewing operations. Generally, the Company produces most of the yarns, other than textured and filament yarns, used in the manufacturing process. As a result of its integrated production process, all functions required to produce finished apparel and fabrics can be performed by the Company without reliance upon outside contractors. The Company did, however, assemble 16 percent of the apparel at domestic and offshore contractors, including headwear and certain activewear and outerwear products sourced from outside suppliers.

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

         The total process includes spinning of yarn from cotton or blends of cotton and man-made fibers such as polyester; fabrication of knit and woven fabrics; dyeing, bleaching, and otherwise finishing those fabrics; and manufacturing finished apparel in various cutting and sewing operations. These operations are discussed below:

         Yarn Manufacturing - The spinning of yarns, the process by which fibers of raw cotton or blends of cotton and man-made fibers are converted into continuous strands, is a key operation in the manufacturing process. Yarn uniformity and strength are the principal characteristics which materially affect the efficiency of subsequent manufacturing processes and the quality of the finished fabrics or apparel. The Company manufactures a variety of yarn sizes for various end uses.

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

         Fabrication - The yarns described above are converted by the Company into cloth or fabrics through the processes of single knitting, supplemented by smaller operations of weaving, double knitting and warp knitting. These operations are conducted in three plant locations in Alexander City with additional locations in Wetumpka, Alabama and Mt. Airy and North Wilkesboro, North Carolina. Additional knitting is done on a contract basis to support the sock line. Similar fabrication facilities in Livingston, Scotland, service Russell Corp. UK Limited.

         Dyeing and Finishing - Fabrics described above are either used in the production of the Company's own apparel or sold to others. These fabrics are dyed and finished in company-owned facilities in Alexander City, Wetumpka, Sylacauga and Ft. Payne, Alabama; Mt. Airy, North Carolina; and Livingston, Scotland. Yarn-dyed fabrics are dyed in the yarn manufacturing stage. The dyeing and finishing processes impart and affect the appearance, the hand (feel), colorfastness, uniformity, shade, and stability (retention of shape and form) of the fabric.

         Cutting and Sewing - The Company's cutting and sewing operations are currently located in 33 plants in the U.S., two plants in Scotland, and plants in Mexico and Honduras which serve its apparel marketing operations. The Company employs an engineering staff to assist in the design and development of new equipment to improve efficiencies and automate production facilities in the cutting and sewing operations which historically have been characterized by high labor costs.

         The Company places a major emphasis upon maintaining sufficient modern cutting and sewing equipment, thereby providing flexibility to accommodate changing patterns, styles and designs of its apparel products.



                                    MARKETING


         Jerzees Division - Under the JERZEES(R) label and private labels, this division designs and markets a wide variety of knitted apparel, including fleece garments, such as sweatshirts, sweatpants and other fashion items, and lightweight activewear, such as T-shirts, tank tops, and shorts for children and adults. The Company signed an exclusive licensing agreement in 1993 to introduce a line of women's and girls' activewear under the chic(R) brand name in the United States and in 1995 extended that agreement to include H.I.S.(R) which is a supplemental license for men's sportswear.

         The apparel is sold by a salaried, company-employed salesforce to distributors, screen printers, mass merchants, craft chains and other specialized retail outlets. The Division maintains sales offices in Alexander City, Alabama; New York, New York; Irving, Texas; and Irvine, California.

         Athletic Division - This division produces and markets high-quality teamwear and activewear through sporting goods dealers, specialty stores, department stores, sporting goods chains, and major mail-order catalogues. Sales are made by Company employees.

         The Company has a leading position as a supplier of team uniforms, providing practice and game uniforms for both professional and amateur participants of almost every major sport. RUSSELL ATHLETIC(R) is the "official" supplier of team uniforms for Major League Baseball teams. The Company believes it is the largest manufacturer of athletic uniforms in the United States.

         Activewear such as sweatshirts, sweatpants, T-shirts, tank tops, and shorts are also sold under the RUSSELL ATHLETIC label. The Company merchandises the RUSSELL ATHLETIC line in product categories such as NuBlend(R), HIGH COTTON(R), and PRO COTTON(R).

         The Company furnishes most of its own yarn and fabric used in this division and also supplements its requirements with purchases from outside suppliers. The uniforms are manufactured in a wide variety of styles, fabrics and colors, with lettering and numerical arrangements available to customer specifications.

         Licensed Products Division - The Company is a leading factor in the licensed sports apparel market, selling its products under licenses granted by Major League Baseball, the National Football League, the National Basketball Association, National Hockey League, the National Collegiate Athletic Association, the PGA Tour(R) and most major colleges and universities. Products include various headwear, activewear and outerwear items. The Company has the exclusive rights to market authentic game jerseys under Major League Baseball Properties' Authentic Diamond Collection.

         These products are sold through commission sales representatives and a company-employed salesforce to retailers across the nation. Distribution channels include specialty stores, department stores, full-line sporting goods stores, college bookstores, concessionaires, and souvenir and gift stores.

         The Licensed Products Division was formed in 1994 to coordinate the Company's domestic licensed products business, including THE GAME(R), the licensed products of RUSSELL ATHLETIC and the CHALK LINE(R) family of brands. As part of this effort, The Game Inc. subsidiary was merged into Russell Corporation effective December 31, 1994.

         International Division - The International Division markets the JERZEES, RUSSELL ATHLETIC and CROSS CREEK(R) brands throughout various countries outside the United States and Canada. The Company's major international market is Europe, where the Company engages in both manufacturing and marketing.

         Russell's European production operations include knitting, dyeing and finishing, cutting and sewing, and distribution facilities in and around Livingston, Scotland. Russell has developed an international sales infrastructure with offices in Madrid, Spain; Brussels, Belgium; Frankfurt, Germany; Paris, France; Prague, Czech Republic; Prato, Italy; Hong Kong; Sao Paulo, Brazil; and Melbourne, Australia.

         Fabrics Division - The Fabrics Division designs and markets quality woven fabrics of cotton and blends of cotton and man-made fibers in a wide variety of patterns, colors and constructions for sale primarily to other manufacturers of apparel. Most of the woven fabrics are made with dyed yarns to produce fabrics to meet customer specifications. Sales are made by the Company's own marketing staff from its Alexander City, Atlanta, and New York sales offices and also by commission sales representatives located in Dallas, Los Angeles, New York, and Toronto.

         Cross Creek Apparel, Inc. - Cross Creek designs and markets better knit apparel including placket shirts, turtlenecks and other golf apparel. The CROSS CREEK PRO COLLECTION(R), designed specifically for golfers, is sold in golf pro shops and resort areas. The CROSS CREEK retail line is distributed through department stores and men's specialty shops. The CROSS CREEK COUNTRY COTTONS(R) and JERZEES lines of placket shirts are marketed through national distributors to screen printers and embroiderers. CROSS CREEK also manufactures private label apparel for high-end catalogues and other retailers. In addition to commission agents, Cross Creek maintains a company-employed sales force with offices in Mt. Airy, North Carolina and New York, New York.

         DeSoto Mills, Inc. - DeSoto Mills, Inc., is a finisher/manufacturer of popularly priced socks for men, women and children. DeSoto Mills produces and sells sports and casual socks under the brand names of JERZEES, DESOTO PLAYER'S CLUB(R), ATHLETIC CLUB(R), PERFORMANCE CLUB(R), and PLAYER'S PERFORMANCE(R). Socks are also sold to private label customers and under various licensing agreements. Sales are made through a Company-employed sales force principally to discount retailers and the wholesale club market.

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



                                    EMPLOYEES


         As of January 4, 1997, the Company had 17,843 employees. The Company has never had a strike or work stoppage and considers its relationship with its employees to be good.



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

ITEM 2. Properties

         The Company's principal executive offices, manufacturing plants and research facilities are located in Alexander City, Alabama, with additional plants in Alabama, Florida, Georgia, North Carolina, Virginia, Mexico, Honduras, and (in and around) Livingston, Scotland. The Company has no material mortgages on any of its real property or manufacturing machinery except for capitalized lease obligations (see Note 3 of Notes to Consolidated Financial Statements), and believes that all of its properties are well maintained and suitable for its operations and are currently fully utilized for such purposes.

         The Company utilizes an aggregate of approximately 11,097,300 square feet of manufacturing, warehousing and office facilities. The following table summarizes the approximate areas of such facilities:


                                                                      Approximate
                        Primary Use                                   Square Feet
                        -----------                                   -----------

                 Spinning                                              1,536,000
                 Knitting and Weaving                                    998,000
                 Dyeing and Finishing                                    963,700
                 Cutting and Sewing                                    2,213,600
                 Warehousing and Shipping                              3,814,000
                 Retail/Outlet Stores                                    147,500
                 Executive Offices, Maintenance
                    Shops and Research and
                    Development                                          756,000
                 Scotland                                                493,800
                 Mexico                                                   70,400
                 Honduras                                                104,300

         All presently utilized facilities in the U.S. are owned, except the Montgomery and Greenville, Alabama, sewing plants; the regional sales offices; and the majority of the outlet/retail store locations (see Notes 3 and 10 of Notes to Consolidated Financial Statements).


ITEM 3. Legal Proceedings

         The Company is a party to various lawsuits arising out of the conduct of its business, none of which, if adversely determined, would have a material adverse effect upon the Company.


ITEM 4. Submission of Matters to a Vote of Security Holders

         None

EXECUTIVE OFFICERS OF THE COMPANY


         "Election of Directors" on pages one through four of the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997 is incorporated herein by reference.

         Additional executive officers who are not directors are as follows:

                                           Officer
                 Name              Age      Since           Position
                 ----              ---      -----           --------
         Fred O. Braswell III       41       1992       Vice President-External
                                                          Affairs

         Steve R. Forehand          41       1987       Secretary

         K. Roger Holliday          38       1988       Treasurer

         Thomas R. Johnson, Jr.     54       1989       Executive Vice President-
                                                          Manufacturing

         W. J. Spires, Jr.          51       1988       President-Cross Creek
                                                          Apparel, Inc.

         JT Taunton, Jr.            54       1983       Executive Vice President-
                                                          Sales and Marketing

         Steven S. Williams         37       1996       Asst. Controller,
                                                          Asst. Treasurer

         Larry E. Workman           53       1987       Controller

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

         Mr. Holliday, employed by the Company since 1986, was named Treasurer in 1996. He served as President of the Licensed Products Division from 1994 to 1996, President of the Knit Apparel Division from 1991 until 1994 and Assistant Treasurer from 1988 to 1991.

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

         Mr. Williams, employed by the Company as a cost accountant, served as Manager, General Accounting from 1986 to 1996.

         Mr. Workman, employed by the Company since 1969 as an accountant, served as Manager, Cost Accounting from 1970 to 1987.

         All executive officers and all other officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

                                    PART II


ITEM 5. Market for the Registrant's Common Stock and Related Security Holder Matters

         "Dividend and Market Information" on page 37 and in Note 3 to Consolidated Financial Statements on page 32 of the Annual Shareholders Report for the year ended January 4, 1997 are incorporated herein by reference.

         The approximate number of holders of the Company's common stock at March 25, 1997 was 12,300.


ITEM 6.  Selected Financial Data

         "Financial Review" on pages 22 and 23 of the Annual Shareholders Report for the year ended January 4, 1997 is incorporated herein by reference.


ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on page 24 of the Annual Shareholders Report for the year ended January 4, 1997 is incorporated herein by reference.


ITEM 8.  Financial Statements and Supplementary Data

         The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Shareholders Report for the year ended January 4, 1997 are incorporated herein by reference:

         ... Consolidated balance sheets - January 4, 1997 and December 30, 1995

         ... Consolidated statements of income - Years ended January 4, 1997,
             December 30, 1995 and December 31, 1994

         ... Consolidated statements of cash flows - Years ended January 4,
             1997, December 30, 1995 and December 31, 1994

         ... Consolidated statements of stockholders' equity - Years ended
             January 4, 1997, December 30, 1995 and December 31, 1994

         ... Notes to consolidated financial statements - Years ended January 4,
             1997, December 30, 1995 and December 31, 1994

         ... Report of Independent Auditors


ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         None

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant


         "Election of Directors" on pages one through four and "Principal Shareholders" on pages 20 and 21 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997 is incorporated herein by reference.

         "Executive Officers of the Company" on page I-7 of this report is incorporated herein by reference.

         Other significant employees are as follows:


                                         Officer
       Name                   Age         Since             Position
       ----                   ---         -----             --------
Fletcher D. Adamson           62           1987      Vice President-Research

William P. Dickson, Jr.       56           1974      Vice President-
                                                      Human Resources

J. Franklin Foy               61           1982      Vice President-
                                                      Dyeing and Finishing

John E. Frechette             57           1991      Vice President-
                                                      International

Joseph P. Irwin               39           1994      President-Jerzees Division

D.W. Wachtel                  58           1991      President-Athletic Division


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

         Mr. Irwin, employed by the Company in 1980, was named President of the Knit Apparel Division (now the Jerzees Division) in 1994. Prior to that he served in various capacities in the Knit Apparel Division including, Vice President, Sales from 1993 to 1994; Vice President, Retail/Private Label from 1991 to 1993; and Vice President, Operations from 1990 to 1991. From 1988 until 1990, he served as Sales Manager for the Knit Apparel Division.


                                      III-1

         Mr. Wachtel, employed by the Company in 1976, was promoted to President of the Athletic Division in 1991. He formed the Mid-South Regional Office in 1980 and formed the Mid-Southeast Sales Office in 1986. He was General Manager of Russell Athletic, Inc. in Snellville, Georgia from 1989 to 1990 and Vice President, Sales in the Athletic Division from 1990 to 1991.


         "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 22 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997 is incorporated herein by reference.


ITEM 11. Executive Compensation

         "Executive Compensation" on pages 10 through 19 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997 is incorporated herein by reference.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         (a) "Principal Shareholders" on pages 20 and 21 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997 is incorporated herein by reference.

         (b) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997 under the captions "Security Ownership of Management" on page 21 is incorporated herein by reference.

         (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.


ITEM 13. Certain Relationships and Related Transactions

         "Transactions with Management and Others" on page 22 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 23, 1997 is incorporated herein by reference.


                                      III-2

                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) List of Documents filed as part of this Report:

             (1)  Financial Statements
                      All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K

             (2)  Financial Statement Schedule

               Schedule                                                Page
                Number                Description                     Number
                ------                -----------                     ------
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

             (3)  Exhibits (numbered in accordance with Item 601 of Regulation
                  S-K)

                                                                        Page Number or
                Exhibit                                                 Incorporation
                Numbers            Description                          by Reference to
                -------            -----------                          ---------------
                 (3a)          Restated Articles of                     Exhibit (3a) to
                                 Incorporation                          Annual Report
                                                                        on Form 10-K
                                                                        for year ended
                                                                        December 30, 1995

                 (3b)          Certificate of Adoption                  Exhibit (3b) to
                                 of Resolutions by Board                Annual Report
                                 of Directors of Russell                on Form 10-K
                                 Corporation dated                      for year ended
                                 October 25, 1989                       December 30, 1995

                 (3c)          Bylaws                                   Exhibit (3c) to
                                                                        Annual Report
                                                                        on Form 10-K
                                                                        for year ended
                                                                        December 30, 1995

                 (4)           Rights Agreement dated                   Exhibit 1 to
                                 October 25, 1989 between               Form 8-A dated
                                 the Company and First                  October 30, 1989
                                 Alabama Bank, Montgomery,              Registration
                                 Alabama                                Statement No. 1-5822

                                                                        Page Number or
                Exhibit                                                 Incorporation
                Numbers            Description                          by Reference to
                -------            -----------                          ---------------
                 (10a)         Form of Deferred                         Exhibit (10a) to
                                 Compensation Agreement                 Annual Report on
                                 with certain officers                  Form 10-K for
                                                                        year ended
                                                                        December 30, 1995

                 (10b)         Fuel supply contract                     Exhibit 13(c)
                                 with Russell Lands,                    to Registration
                                 Incorporated dated                     Statement
                                 May 21, 1975                           No. 2-33943

                 (10c)         1978 Stock Option Plan                   Exhibit 1 to
                                                                        Registration
                                                                        Statement
                                                                        No. 2-64496

                 (10d)         October 28, 1981                         Exhibit (10d) to
                                 Amendment to Stock                     Annual Report on
                                 Option Plans                           Form 10-K for
                                                                        year ended
                                                                        December 30, 1995

                 (10e)         1987 Stock Option Plan                   Exhibit 1 to
                                                                        Registration
                                                                        Statement
                                                                        No. 33-24898

                 (10f)         1993 Executive Long-Term                 Exhibit 4(c) to
                                 Incentive Plan                         Registration
                                                                        Statement
                                                                        No. 33-69679

                 (11)          Computations of Earnings                     IV-7
                                 per Common Share

                 (13)          1996 Annual Report to                        IV-8
                                 Shareholders

                 (21)          List of Significant                          IV-9
                                 Subsidiaries

                 (23)          Consent of Ernst & Young LLP,                IV-10
                                 Independent Auditors

                 (27)          Financial Data Schedule (for SEC
                               use only)


         (b) Reports on Form 8-K

             No reports on Form 8-K were filed during the fourth quarter of the year ended January 4, 1997.

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

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      RUSSELL CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------------------
                                             BALANCE AT      ADDITIONS                                                  BALANCE
                                             BEGINNING    CHARGED TO COSTS                                               AT END
DESCRIPTION                                  OF PERIOD      AND EXPENSES      ACQUISITION        DEDUCTIONS            OF PERIOD
---------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 4, 1997
   Allowance for doubtful accounts          $ 8,324,594      $ 5,021,777        $    -0-        $ 4,699,638 (1)       $ 8,646,733
   Reserve for discounts and returns          2,011,974        6,775,460             -0-          7,223,998 (2)         1,563,436
                                            -----------      -----------        --------        -----------           -----------

                         TOTALS             $10,336,568      $11,797,237        $    -0-        $11,923,636           $10,210,169
                                            ===========      ===========        ========        ===========           ===========

YEAR ENDED DECEMBER 30, 1995
   Allowance for doubtful accounts          $ 8,115,122      $ 4,407,505        $    -0-        $ 4,198,033 (1)       $ 8,324,594
   Reserve for discounts and returns          2,342,719        9,105,828             -0-          9,436,573 (2)         2,011,974
                                            -----------      -----------        --------        -----------           -----------

                         TOTALS             $10,457,841      $13,513,333        $    -0-        $13,634,606           $10,336,568
                                            ===========      ===========        ========        ===========           ===========

YEAR ENDED DECEMBER 31, 1994
   Allowance for doubtful accounts          $ 8,487,284      $ 3,978,303        $ 40,000        $ 4,390,465 (1)       $ 8,115,122
   Reserve for discounts and returns          2,634,399       17,713,714             -0-         18,005,394 (2)         2,342,719
                                            -----------      -----------        --------        -----------           -----------

                         TOTALS             $11,121,683      $21,692,017        $ 40,000        $22,395,859           $10,457,841
                                            ===========      ===========        ========        ===========           ===========



(1)  Uncollectible accounts written off, net of recoveries.

(2)  Discounts and returns allowed customers during the year.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.




                                                 RUSSELL CORPORATION
                                                    (Registrant)


Date 3/28/97                            By        /S/ John C. Adams
                                          --------------------------------------
                                                    John C. Adams
                                              Chairman, President and CEO




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


       /S/ John C. Adams            Chairman, President and CEO         3/28/97
------------------------------                                          -------
         John C. Adams                                                    Date



                                    Executive Vice President and
                                      Chief Financial Officer, and
                                      Director (Principal Financial
      /S/ James D. Nabors             Officer)                          3/28/97
------------------------------                                          -------
        James D. Nabors                                                   Date


    /S/ Herschel M. Bloom           Director                            3/28/97
------------------------------                                          -------
       Herschel M. Bloom                                                  Date


      /S/ Ronald G. Bruno           Director                            3/28/97
------------------------------                                          -------
        Ronald G. Bruno                                                   Date


                                    Director
------------------------------                                          -------
    Crawford T. Johnson III                                               Date


     /S/ Timothy A. Lewis           Director                            3/28/97
------------------------------                                          -------
       Timothy A. Lewis                                                   Date



                                    Director
------------------------------                                          -------
     C. V. Nalley III                                                     Date


    /S/ Benjamin Russell            Director                            3/28/97
------------------------------                                          -------
       Benjamin Russell                                                   Date


     /S/ John R. Thomas             Director                            3/28/97
------------------------------                                          -------
        John R. Thomas                                                    Date


                                    Director
------------------------------                                          -------
          John A. White                                                   Date


      /S/ Larry E. Workman          Controller                           3/28/97
------------------------------        (Principal Accounting Officer)     -------
        Larry E. Workman                                                  Date