Form 10-Q
period 1997-04-06
RUSSELL CORP
filed 1997-05-20
CIK 85812

              UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                     OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934


For the quarter ended April 6, 1997                Commission file number 0-1790






                             RUSSELL CORPORATION
           (Exact name of registrant as specified in its charter)

                         Alabama                      63-0180720
            (State or other jurisdiction of         (I.R.S. Employer
            incorporation or organization)         Identification No.)

           755 Lee Sreet, Alexander City, Alabama        35011
          (Address of principal executive offices)     (Zip Code)

                                 (205) 329-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No
                                        ---    ---


The number of shares outstanding of each of the issuer's classes of common stock.



                   Class                     Outstanding at May 15, 1997
                   -----                     ---------------------------
   Common Stock, Par Value $.01 Per Share          36,467,078 shares
                                                  (Excludes Treasury)

                              RUSSELL CORPORATION
                                     Index










                                                                Page No.
                                                                --------
Part I.  Financial Information:
     Consolidated Condensed Balance Sheets--
         April 6, 1997 and January 4, 1997                         2
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended April 6, 1997 and
         March 31, 1996                                            3
     Consolidated Statements of Cash Flows--
         Thirteen Weeks Ended April 6, 1997 and
         March 31, 1996                                            4
     Notes to Consolidated Condensed Financial
         Statements                                                5
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                 6
     Exhibit 11 - Computation of Earnings Per
         Share                                                     8

Part II.  Other Information                                        9

                        PART I - FINANCIAL INFORMATION

                             RUSSELL CORPORATION
                    Consolidated Condensed Balance Sheets
                            (Dollars in Thousands)

                                                           April 6             January 4
                                                            1997                 1997
             ASSETS                                      (Unaudited)          (Audited)
             ------                                      -----------          ----------
Current Assets:
   Cash                                                  $    6,144          $   7,355
   Accounts receivable, net                                 220,931            224,155
   Inventories:
      Finished goods                                        337,067            280,368
      In process                                             45,911             45,562
      Raw materials and supplies                             55,225             53,885
                                                         ----------          ---------
                                                            438,203            379,815
      LIFO reserve                                          (34,962)           (33,033)
                                                         ----------          ---------
                                                            403,241            346,782
   Prepaid expenses and other current assets                 28,880             21,733
                                                         ----------          ---------

          Total current assets                              659,196            600,025

Property, Plant and Equipment, net                          516,981            526,786

Other Assets                                                 66,272             68,369
                                                         ----------          ---------
         Total assets                                    $1,242,449         $1,195,180
                                                         ==========         ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Short-term debt                                        $111,133            $63,256
    Accounts payable and accrued expenses                    92,937             82,197
    Federal and state income taxes                            3,519             10,038
    Current maturities of long-term debt                     31,938             31,943
                                                         ----------          ---------
          Total current liabilities                         239,527            187,434

Long-term debt and capital lease obligations,
   less current maturities                                  255,921            255,935

Deferred Liabilities                                         75,808             71,988


Shareholders' Equity:
    Common Stock, at par value                                  414                414
    Paid-in capital                                          49,665             50,200
    Retained earnings                                       732,872            726,492
    Currency translation adjustment                          (4,625)            (2,226)
                                                         ----------          ---------
                                                            778,326            774,880
    Treasury Stock, at cost                                (107,133)           (95,057)
                                                         ----------          ---------
          Total shareholders' equity                        671,193            679,823
                                                         ----------          ---------
          Total liabilities & shareholders' equity       $1,242,449         $1,195,180
                                                         ==========         ==========


See accompanying notes to consolidated condensed financial statements.

                             RUSSELL CORPORATION
                 Consolidated Condensed Statements of Income
               (Dollars in Thousands Except Per Share Amounts)
                                 (Unaudited)





                                                     13 Weeks Ended
                                                --------------------------
                                                 April 6          March 31
                                                  1997             1996
                                               ----------       ----------
Net sales                                      $  258,159       $  257,854
Costs and expenses:
   Cost of goods sold                             176,148          176,639
    Selling, general and
      administrative expenses                      57,327           57,190
   Interest expense                                 5,872            5,796
   Other - net (income)                               481             (619)
                                               ----------       ----------
                                                  239,828          239,006
                                               ----------       ----------
Income before income taxes                         18,331           18,848

Provision for income taxes                          7,028            7,196
                                               ----------       ----------
   Net income                                  $   11,303       $   11,652
                                               ==========       ==========

Weighted average number of common and
    common equivalent shares outstanding       38,107,146       38,830,040


Net Income per common and
    common equivalent share                    $      .30       $      .30


Cash dividends per common share                $      .13       $      .12



See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                 13 Weeks Ended
                                                              ----------------------
                                                               April 6      March 31
                                                                1997          1996
                                                               -------     ---------
Cash Flows from Operating Activities
    Net income                                                 $11,303       $11,652
    Adjustments to reconcile net income to
       cash provided by operating activities:
         Depreciation and amortization                          19,969        18,733
         Deferred income taxes                                     783         1,051
         Loss on sale of equipment                                 372            18
         Changes in assets and liabilities:
            Accounts receivable                                  2,551         3,040
            Inventories                                        (57,898)      (40,452)
            Prepaid expenses                                    (6,373)       (5,217)
            Accounts payable & accrued expenses                 11,184        16,233
            Income taxes payable                                (6,489)       (2,651)
            Pension and other deferred liabilities               1,918           851
            Other assets                                         1,337         4,233
                                                               -------     ---------
   Net cash (used in) provided by operating activities         (21,343)        7,491

Cash Flows from Investing Activities
   Purchases of property, plant & equipment                    (10,827)      (30,553)
   Proceeds from sale of property, plant & equipment               360           539
                                                               -------     ---------

   Net cash used in investing activities                       (10,467)      (30,014)

Cash Flows from Financing Activities
    Short-term borrowings                                       48,252        28,481
    Payments on long-term debt                                 (    19)      (    66)
    Dividends on Common Stock                                  ( 4,923)      ( 4,642)
    Cost of Common Stock for treasury                          (16,029)      ( 1,013)
    Distribution of treasury shares                              3,418           252
                                                               -------     ---------

    Net cash provided by financing activities                   30,699        23,012

Effect of exchange rate changes on cash                         (  100)       (    1)
                                                               -------     ---------

    Net (decrease) increase in cash                             (1,211)          488

Cash balance at beginning of period                              7,355         4,485
                                                               -------     ---------
Cash balance at end of period                                  $ 6,144     $   4,973
                                                               =======     =========




See accompanying notes to consolidated condensed financial statements.

                             RUSSELL CORPORATION
             Notes to Consolidated Condensed Financial Statements





1. In the opinion of Management, the accompanying audited and unaudited consoli dated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 6, 1997, and January 4, 1997, and the results of operations and cash flows for the thirteen weeks ended April 6, 1997 and March 31, 1996.

     The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements in Form 10-K for the year ended January 4, 1997.

2. The results of operations for the thirteen weeks ended April 6, 1997, are not necessarily indicative of the results to be expected for the full year.

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective for periods ending after December 15, 1997. The statement is intended to simplify the earnings per share calculation by excluding common stock equivalents from the calculation. While the Company has not completed its analysis, it is not anticipated that the change in the calculation will have a significant effect on reported earnings per share.

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

    A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:


                                                            Comparison of
                                           ------------------------------------------------
                                               Quarter Ended            Quarter Ended
                                           April 6, 1997 and          April 6, 1997 and
                                            March 31, 1996             January 4, 1997
                                           -----------------------    ---------------------
                                                           Increase (Decrease)
                                                         (Dollars in Thousands)

Net sales                                   $ 305          0.1%   $(100,954)   (28.1)%

Cost of goods sold                          ( 491)        (0.3)    ( 65,833)   (27.2)

Selling, general and
   administrative expenses                    137          0.2     (  7,298)   (11.3)

Interest expense                               76          1.3     (    930)   (13.7)

Other - net                                 1,100          N/A     (    376)   (43.9)

Income before income taxes                  ( 517)        (2.7)    ( 26,517)   (59.1)

Provision for income taxes                  ( 168)        (2.3)    (  8,659)   (55.2)

Net income                                  ( 349)        (3.0)    ( 17,858)   (61.2)


    Sales were essentially flat for the first quarter of 1997 over the first quarter of 1996. Weather related weakness in fleece sales at retail resulted in lower fleece sales for the quarter. Sales did increase into the distributor market despite the continuance of competitive pricing pressures, primarily in t-shirts. Additionally, sales increases in other areas of the Company further offset the fleece decline.

    Gross margins improved to 31.8% of sales for the quarter from the previous year's first quarter 31.5% margins. Lower selling prices were more than offset by improvements in raw material prices and improving manufacturing efficiencies.

        Selling, general and administrative expenses increased slightly, but remained constant as a percent of sales at 22.2%.

FINANCIAL CONDITION

    The Company's financial condition remains strong. Inventories increased slightly faster than sales, again, primarily due to the lower than anticipated fleece sales at retail. The current ratio was 2.8:1 at April 6, 1997. The Company's debt to total capitalization at that date was 27.6%, down from 31.1% for the same period in 1996.

Required cash for inventories, treasury stock purchases, capital expenditures and dividends was derived from internally generated funds and borrowings under short-term bank loans. The Company maintained $288 million in informal lines of credit at the end of the quarter.

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

    The Company utilizes cotton futures contracts to set sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, these contracts may be purchased at the time prices are set. Purchasing futures contracts not only limits the risk of price increases, but also limits the Company's ability to benefit from future price decreases. At April 6, 1997, the Company had outstanding futures contracts, that when combined with other contracts and inventory, exceeded the Company's anticipated remaining 1997 cotton requirements.

                         PART II - OTHER INFORMATION




Item 4.  Submission of Matters to a Vote of Security Holders

    a)  The Annual Meeting of Shareholders was held on April 23, 1997.


    c) Crawford T. Johnson III retired from the Board of Directors effective at the Annual Meeting.

    At the Annual Meeting, shareholders voted upon the following nominees to serve as Directors for a three-year term. The results of the vote are as follows:



               Name                       For                 Withheld
               ----                       ---                 --------
               John C. Adams              33,154,629          515,273
               James D. Nabors            33,155,569          514,333
               Benjamin Russell           33,156,710          513,192
               Margaret M. Porter         33,161,011          508,891

All nominees were elected.

C.V. Nalley III, John R. Thomas, John A. White, and Timothy A. Lewis will continue in office until their terms expire in 1998. Herschel M. Bloom and Ronald G. Bruno will continue in office until their terms expire in 1999.

The proposal voted upon by the shareholders involved amendments to the Russell Corporation 1993 Executive Long Term Incentive Plan (the "1993 Plan"). The reason for amending the 1993 Plan was to provide individual annual limits on grants of stock options, SARs, restricted stock and performance shares or performance units. These limits will bring the 1993 Plan into compliance with Internal Revenue Code Section 162(m) so these awards will continue to be tax deductible. The vote upon this proposal was as follows:


                          For:                     33,113,368
                          Against:                    479,005
                          Abstain:                     77,526



Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

             11   Computation of Earnings Per Share

             27   Financial Data Schedule (for SEC use only).

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended April 6, 1997.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                              RUSSELL CORPORATION
                                      ------------------------------------
                                                  (Registrant)



Date May 15, 1997                          /S/James D. Nabors
    -----------------                 ------------------------------------
                                       James D. Nabors
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (For the Registrant and as
                                           Principal Financial Officer)