Form 10-Q
period 1997-07-06
RUSSELL CORP
filed 1997-08-20
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q





(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended July 6, 1997             Commission file number 0-1790






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

                                (205) 329-4000
             (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days.   Yes   X     No
                                          ---       ---


The number of shares outstanding of each of the issuer's classes of common stock.


              Class                           Outstanding at August 15, 1997
              -----                           ------------------------------

Common Stock, Par Value $.01 Per Share                   36,476,291 shares
                                                        (Excludes Treasury)

                              RUSSELL CORPORATION
                                     Index







                                                                     Page No.
                                                                     -------
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
         July 6, 1997 and January 4, 1997                               2
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended July 6, 1997 and
         June 30, 1996                                                  3
         Twenty-six Weeks Ended July 6, 1997 and
         June 30, 1996                                                  4
     Consolidated Statements of Cash Flows--
         Twenty-six Weeks Ended July 6, 1997 and
         June 30, 1996                                                  5
     Notes to Consolidated Condensed Financial
         Statements                                                     6
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                      7
     Exhibit 11 - Computation of Earnings Per
         Share                                                          9

Part II. Other Information                                             10

                     PART I - FINANCIAL INFORMATION

                           RUSSELL CORPORATION
                   Consolidated Condensed Balance Sheets
                          (Dollars in Thousands)


                                                          July 6         January 4
                                                           1997             1997
                                                       -----------    ------------
                                                       (Unaudited)       (Audited)
               ASSETS
Current Assets:
      Cash                                             $     9,552    $     7,355
      Accounts receivable, net                             244,664        224,155
      Inventories:
         Finished goods                                      1,826        280,368
         In process                                          7,129         45,562
         Raw materials and supplies                         56,247         53,885
                                                       -----------    -----------
                                                           455,202        379,815
         LIFO reserve                                      (32,945)       (33,033)
                                                       -----------    -----------
                                                           422,257        346,782
Prepaid expenses and other current assets                   41,873         21,733
                                                       -----------    -----------

            Total current assets                           718,346        600,025

Property, Plant and Equipment, net                         518,348        526,786

Other Assets                                                66,408         68,369
                                                       -----------    -----------

            Total assets                               $ 1,303,102    $ 1,195,180
                                                       ===========    ===========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Short-term debt                                  $   218,434    $    63,256
      Accounts payable and accrued expenses                 83,288         82,197
      Federal and state income taxes                          --           10,038
      Current maturities of long-term debt                  21,488         31,943
                                                       -----------    -----------

            Total current liabilities                      323,210        187,434

Long-term debt, less current maturities
   and unamortized debt discount                           257,052        255,935

Deferred Liabilities                                        78,840         71,988

Shareholders' Equity:
      Common Stock, at par value                               414            414
      Paid-in capital                                       49,342         50,200
      Retained earnings                                    736,245        726,492
      Currency translation adjustment                       (2,144)        (2,226)
                                                       -----------    -----------
                                                           783,857        774,880
      Treasury Stock, at cost                             (139,857)       (95,057)
                                                       -----------    -----------

            Total shareholders' equity                     644,000        679,823
                                                       -----------    -----------

            Total liabilities & shareholders' equity   $ 1,303,102    $ 1,195,180
                                                       ===========    ===========

See accompanying notes to consolidated condensed financial statements.

                             RUSSELL CORPORATION
                 Consolidated Condensed Statements of Income
                 (Dollars in Thousands Except Share Amounts)
                                 (Unaudited)



                                                       13 Weeks Ended
                                             ----------------------------
                                                  July 6         June 30
                                                   1997           1996
                                             ------------    ------------
Net sales                                       $ 270,273       $ 290,558

Costs and expenses:
   Cost of goods sold                             192,206         200,059
      Selling, general and
      administrative expenses                      58,927          58,179
   Interest expense                                 7,212           6,244
   Other - net (income)                            (1,291)           (681)
                                             ------------    ------------
                                                  257,054         263,801
                                             ------------    ------------

Income before income taxes                         13,219          26,757

Provision for income taxes                          5,106          10,447
                                             ------------    ------------

Net income                                   $      8,113    $     16,310
                                             ============    ============

Weighted average number of common and
      common equivalent shares outstanding     36,964,589      38,630,930


Earnings per common and
      common equivalent share                $        .22    $        .42


Cash dividends per common share              $        .13    $        .12

See accompanying notes to consolidated condensed financial statements.

                             RUSSELL CORPORATION
                    Consolidated Condensed Statements of Income
                 (Dollars in Thousands Except Share Amounts)
                                 (Unaudited)

                                                    26 Weeks Ended
                                              ---------------------------
                                                 July 6         June 30
                                                  1997            1996
                                              -----------     -----------
Net sales                                     $   528,432     $   548,412

Costs and expenses:
      Cost of goods sold                          368,354         376,698
      Selling, general and
         administrative expenses                  116,254         115,369
      Interest expense                             13,084          12,040
      Other - net (income)                           (810)         (1,300)
                                              ------------    -----------
                                                  496,882         502,807
                                              -----------     -----------

Income before income taxes                         31,550          45,605

Provision for income taxes                         12,134          17,643
                                              -----------     -----------

Net income                                    $    19,416     $    27,962
                                              ===========     ===========
Weighted average number of common and
      common equivalent shares outstanding     37,477,032      38,725,839


Earnings per common and
      common equivalent share                 $       .52     $       .72


Cash dividends per common share               $       .26     $       .24

See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                          26 Weeks Ended
                                                                        -------------------
                                                                        July 6      June 30
                                                                          1997       1996
                                                                        --------   --------
Cash Flows from Operating Activities
   Net income                                                           $ 19,416   $ 27,962
   Adjustments to reconcile net income to
      cash used in operating activities:
         Depreciation and amortization                                    38,100     37,702
         Deferred income taxes                                             1,918      2,693
         (Gain) loss on sale of equipment                                   (237)        22
         Changes in Assets and Liabilities:
            Accounts receivable                                          (20,227)   (22,290)
            Inventories                                                  (75,341)   (58,596)
            Prepaid expenses                                             (12,104)    (7,151)
            Accounts payable & accrued expenses                              974     14,114
            Income taxes payable                                         (16,214)    (8,173)
            Pension and other deferred liabilities                         3,072      1,558
            Other assets                                                     396      2,320
                                                                        --------   --------

   Net cash used in operating activities                                 (60,247)    (9,839)

Cash Flows from Investing Activities
   Purchases of property, plant & equipment                              (29,170)   (60,704)
   Proceeds from sale of property, plant & equipment                       1,288        960
                                                                        --------   --------

   Net cash used in investing activities                                 (27,882)   (59,744)

Cash Flows from Financing Activities
   Short-term borrowings                                                 154,866     96,511
   Payments on long-term debt                                             (9,339)    (9,782)
   Dividends on Common Stock                                              (9,663)    (9,267)
   Cost of Common Stock for treasury                                     (49,576)    (7,693)
   Distribution of treasury shares                                         3,918        383
                                                                        --------   --------

   Net cash provided by financing activities                              90,206     70,152

Effect of exchange rate changes on cash                                      120          8
                                                                        --------   --------

   Net increase in cash                                                    2,197        577

Cash balance at beginning of period                                        7,355      4,485
                                                                        --------   --------

Cash balance at end of period                                           $  9,552   $  5,062
                                                                        ========   ========


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements





1. In the opinion of Management, the accompanying audited and unaudited consoli dated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 6, 1997, and January 4, 1997, and the results of operations for the thirteen and twenty-six week periods ended July 6, 1997 and June 30, 1996, and cash flows for the twenty-six week periods ended July 6, 1997 and June 30, 1996.

     The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements incorporated by reference in Form 10-K for the year ended January 4, 1997.

2.   The results of operations for the thirteen and twenty-six weeks ended
     July 6, 1997, are not necessarily indicative of the results to be expected for the full year.

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

     A summary of the period to period changes in the principal items included in the consolidated condensed statements of income is shown below:

                                                      Comparison of
                             ---------------------------------------------------------------
                                  13 Weeks              26 Weeks              13 Weeks
                                Ended 7/6/97           Ended 7/6/97          Ended 7/6/97
                                and 6/30/96            and 6/30/96            and 4/6/97
                             -----------------      ------------------      ----------------
                                                   Increase (Decrease)
                                                 (Dollars in Thousands)
Net sales                    $(20,285)   (7.0)%     $(19,980)    (3.6)%     $12,114     4.7%

Cost of goods sold             (7,853)   (3.9)        (8,344)    (2.2)       16,058     9.1

Selling, general and
   administrative expenses        748     1.3            885       .8         1,600     2.8

Interest expense                  968    15.5          1,044      8.7         1,340    22.8

Other income                      610    89.6           (490)   (37.7)        1,772     N/A

Income before income taxes    (13,538)  (50.6)       (14,055)   (30.8)       (5,112)  (27.9)

Provision for income taxes     (5,341)  (51.1)        (5,509)   (31.2)       (1,922)  (27.3)

Net income                     (8,197)  (50.3)        (8,546)   (30.6)       (3,190)  (28.2)


     Sales were down 7.0% for the second quarter of 1997 as compared to the second quarter of 1996. Comparisons with last year's record second quarter suffered from the absence of Olympic headwear sales and difficulties in the licensed products business in general. The second quarter of 1996 also benefited from strong hosiery sales with the introduction of Jerzees branded socks in the mass market. The distributor market for T-shirts dampened sales dollars in the Jerzees Division, with the continuance of competitive pricing pressures.

     Gross margins declined to 28.9% (vs. 31.1%) for the quarter, and to 30.3% (vs. 31.3%) on a year-to-date basis. Improvements in manufacturing efficiencies and raw materials prices were unable to offset the margin declines brought about by declines in Licensed Products and pricing pressures, primarily in basic T-shirts in the distributor/screen print market.

     Selling, general and administrative expenses increased 1.3% to 21.8% of sales for the quarter versus 20.0% last year. During the quarter, the Company consolidated the sales, merchandising and marketing functions of licensed related sales into the existing structures of Jerzees, Russell Athletic and Cross Creek as appropriate by product or distribution. There were certain costs associated with these changes, such as the elimination of a separate sales force, that negatively impacted the quarter's results.

FINANCIAL CONDITION

     The Company's financial condition remains strong. Inventories increased 11.1% on a 3.6% year-to-date sales decline, as previously discussed. The current ratio was 2.2 at July 6, 1997. The Company's debt to total capitalization at that date was 28.5% down from 30.1% for the like period of 1996.

     Required cash for inventories, treasury stock purchases, capital expenditures and dividends was derived from internally generated funds and borrowings under short-term bank loans. The Company maintained $288 million in informal lines of credit at the end of the quarter.

     After the end of the quarter, the Company entered into a commitment with an insurance company to issue $125 million of long-term debt with a weighted average life of seven years at a rate of 6.65%. Proceeds from the loan will be used to reduce short-term debt. Although there can be no assurance that such transaction shall be consummated, it is anticipated that the loan will close during the third quarter.

     Total shareholder equity declined for the quarter, due to treasury stock purchases. The impact yields a book value per share of $17.66 vs. $17.87 at year-end.

     The Company utilizes two interest rate swap agreements in the management of its interest rate exposure. These agreements effectively convert a portion of the Company's interest rate exposure from a fixed to a floating rate basis, and from a floating rate to a fixed rate basis. The effect of these agreements was to effectively lower interest expense on the Company's long-term debt in the first half of 1997.

     The Company utilizes cotton futures contracts to set sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, these contracts may be purchased at the time prices are set. Purchasing futures contracts not only limits the risk of price increases, but also limits the Company's ability to benefit from future price decreases. At July 6, 1997, the Company had outstanding futures contracts, that when combined with other contracts and inventory, exceeded the Company's anticipated 1997 cotton requirements.

                          PART II - OTHER INFORMATION




Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

             11-Computation of Earnings Per Share
             27-Financial Data Schedule (for SEC use only)

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended July 6, 1997.







                                   SIGNATURES
                                   ----------

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                 RUSSELL CORPORATION
                                       ---------------------------------------
                                                    (Registrant)




Date   August 18, 1997                           /S/James D. Nabors
      -----------------                -----------------------------------------
                                       James D. Nabors, Executive Vice President

                                                and Chief Financial Officer
                                                (For the Registrant and as
                                                Principal Financial Officer)