Form 10-Q
period 1997-10-05
RUSSELL CORP
filed 1997-11-18
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended October 5, 1997              Commission file number 0-1790





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

                                (205) 329-4000
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                          ---    ---


The number of shares outstanding of each of the issuer's classes of common stock.


              Class                             Outstanding at November 14, 1997
              -----                             --------------------------------
Common Stock, Par Value $.01 Per Share                   36,471,625 shares
                                                        (Excludes Treasury)

                               RUSSELL CORPORATION
                                     Index







                                                                           Page No.
                                                                           --------
Part I.  Financial Information:

     Consolidated Condensed Balance Sheets--
         October 5, 1997 and January 4, 1997                                  2
         October 5, 1997 and September 29, 1996                               3
     Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended October 5, 1997
         and September 29, 1996                                               4
         Thirty-nine Weeks ended October 5, 1997
         and September 29, 1996                                               5
     Consolidated Statements of Cash Flows--
         Thirty-nine Weeks Ended October 5, 1997
         and September 29, 1996                                               6
     Notes to Consolidated Condensed Financial
         Statements                                                           7
     Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                            8
     Exhibit 11 - Computation of Earnings Per
         Share                                                               10

Part II.  Other Information                                                  11


                         PART I - FINANCIAL INFORMATION

                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)


                                                         October 5        January 4
                                                            1997            1997
                                                        -----------      -----------
                                                        (Unaudited)       (Audited)
           ASSETS

Current Assets:
     Cash                                               $   13,608       $    7,355
     Accounts receivable, net                              345,413          224,155
     Inventories:
      Finished goods                                       328,099          280,368
      In process                                            49,024           45,562
      Raw materials and supplies                            50,903           53,885
                                                        ----------       ----------
                                                           428,026          379,815
      LIFO reserve                                         (32,767)         (33,033)
                                                        ----------       ----------
                                                           395,259          346,782
Prepaid expenses and other current assets                   28,193           21,733
                                                        ----------       ----------

           Total current assets                            782,473          600,025

Property, Plant and Equipment, net                         515,853          526,786

Other Assets                                                69,119           68,369
                                                        ----------       ----------

         Total assets                                   $1,367,445       $1,195,180
                                                        ==========       ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-term debt                                    $  141,926       $   63,256
     Accounts payable and accrued expenses                 104,226           82,197
     Federal and state income taxes                          1,934           10,038
     Current maturities of long-term debt                   21,488           31,943
                                                        ----------       ----------

           Total current liabilities                       269,574          187,434

Long-term debt, less current maturities                    360,618          255,935

Deferred Liabilities                                        77,889           71,988

Shareholders' Equity:
     Common Stock, at par value                                414              414
     Paid-in capital                                        49,184           50,200
     Retained earnings                                     754,737          726,492
     Currency translation adjustment                        (5,455)          (2,226)
                                                        ----------       ----------
                                                           798,880          774,880
     Treasury Stock, at cost                              (139,516)         (95,057)
                                                        ----------       ----------

           Total shareholders' equity                      659,364          679,823
                                                        ----------       ----------

           Total liabilities & shareholders' equity     $1,367,445       $1,195,180
                                                        ==========       ==========


See accompanying notes to consolidated condensed financial statements.

                         PART I - FINANCIAL INFORMATION

                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)


                                                         October 5       September 29
                                                            1997             1996
                                                        -----------      -----------
                                                        (Unaudited)      (Unaudited)
                  ASSETS

Current Assets:
     Cash                                               $   13,608       $    5,230
     Accounts receivable, net                              345,413          316,489
     Inventories:
      Finished goods                                       328,099          310,468
      In process                                            49,024           45,512
      Raw materials and supplies                            50,903           58,750
                                                        ----------       ----------
                                                           428,026          414,730
      LIFO reserve                                         (32,767)         (46,286)
                                                        ----------       ----------
                                                           395,259          368,444
Prepaid expenses and other current assets                   28,193           22,245
                                                        ----------       ----------

           Total current assets                            782,473          712,408

Property, Plant and Equipment, net                         515,853          513,450

Other Assets                                                69,119           68,308
                                                        ----------       ----------

         Total assets                                   $1,367,445       $1,294,166
                                                        ==========       ==========

         LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
     Short-term debt                                    $  141,926       $  150,109
     Accounts payable and accrued expenses                 104,226          109,105
     Federal and state income taxes                          1,934            3,034
     Current maturities of long-term debt                   21,488           31,938
                                                        ----------       ----------

           Total current liabilities                       269,574          294,186

Long-term debt, less current maturities                    360,618          255,959

Deferred Liabilities                                        77,889           78,793

Shareholders' Equity:
     Common Stock, at par value                                414              414
     Paid-in capital                                        49,184           51,791
     Retained earnings                                     754,737          702,309
     Currency translation adjustment                        (5,455)          (7,458)
                                                        ----------       ----------
                                                           798,880          747,056
     Treasury Stock, at cost                              (139,516)         (81,828)
                                                        ----------       ----------

           Total shareholders' equity                      659,364          665,228
                                                        ----------       ----------

           Total liabilities & shareholders' equity     $1,367,445       $1,294,166
                                                        ==========       ==========


See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                   Consolidated Condensed Statements of Income
                   (Dollars in Thousands Except Share Amounts)
                                   (Unaudited)





                                                     13 Weeks Ended
                                              ----------------------------
                                               October 5       September 29
                                                  1997             1996
                                              -----------      -----------
Net sales                                     $   368,274      $   336,679


Costs and expenses:
   Cost of goods sold                             253,156          227,487
   Selling, general and
      administrative expenses                      69,716           63,765
   Interest expense                                 7,585            6,896
   Other - net (income)                               171             (561)
                                              -----------      -----------
                                                  330,628          297,587
                                              -----------      -----------


Income before income taxes                         37,646           39,092

Provision for income taxes                         14,412           14,639
                                              -----------      -----------

Net income                                    $    23,234      $    24,453
                                              ===========      ===========

Weighted average number of common and
     common equivalent shares outstanding      36,588,211       38,769,619


Earnings per common and
     common equivalent share                  $       .64      $       .63


Cash dividends per common share               $       .13      $       .13


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                   Consolidated Condensed Statements of Income
                  (Dollars in Thousands Except Share Amounts)
                                  (Unaudited)



                                                      39 Weeks Ended
                                              -----------------------------
                                               October 5        September 29
                                                  1997              1996
                                              -----------       -----------
Net sales                                     $   896,706       $   885,091

Costs and expenses:
     Cost of goods sold                           621,510           604,185
     Selling, general and
        administrative expenses                   185,970           179,134
     Interest expense                              20,669            18,936
     Other - net (income)                            (639)           (1,861)
                                              -----------       -----------
                                                  827,510           800,394
                                              -----------       -----------


Income before income taxes                         69,196            84,697

Provision for income taxes                         26,546            32,282
                                              -----------       -----------

Net income                                    $    42,650       $    52,415
                                              ===========       ===========

Weighted average number of common and
     common equivalent shares outstanding      37,225,406        38,781,112


Earnings per common and
     common equivalent share                  $      1.15       $      1.35


Cash dividends per common share               $       .39       $       .37


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                39 Weeks Ended
                                                           -------------------------
                                                           October 5    September 29
                                                              1997           1996
                                                           ---------    ------------

Cash Flows from Operating Activities
     Net income                                            $  42,650      $ 52,415
     Adjustments to reconcile net income to
        cash used in operating activities:
           Depreciation and amortization                      57,912        55,981
           Deferred income taxes                               3,355         3,565
           Gain on sale of property, plant & equipment          (767)          (14)
           Changes in Assets and Liabilities:
            Accounts receivable                             (122,156)      (91,809)
            Inventories                                      (50,587)      (46,793)
            Prepaid expenses                                  (4,651)       (5,379)
            Accounts payable & accrued expenses               22,812        27,450
            Income taxes payable                              (8,142)       (3,759)
            Pension and other deferred liabilities               248         2,335
            Other assets                                      (3,070)          994
                                                           ---------      --------

   Net cash used in operating activities                     (62,396)       (5,014)

Cash Flows from Investing Activities
   Purchases of property, plant & equipment                  (47,058)      (86,440)
   Proceeds from sale of property, plant & equipment           2,225         1,160
                                                           ---------      --------

   Net cash used in investing activities                     (44,833)      (85,280)

Cash Flows from Financing Activities
   Short-term borrowings                                      79,248       142,616
   Long-term borrowings                                      125,000            --
   Payments on long-term debt                                (30,773)      (31,263)
   Dividends on Common Stock                                 (14,405)      (14,269)
   Cost of Common Stock for treasury                         (49,775)       (8,658)
   Distribution of treasury shares                             4,300         2,594
                                                           ---------      --------

     Net cash provided by financing activities               113,595        91,020

Effect of exchange rate changes on cash                         (113)           19
                                                           ---------      --------

     Net increase in cash                                      6,253           745

Cash balance at beginning of period                            7,355         4,485
                                                           ---------      --------

Cash balance at end of period                              $  13,608      $  5,230
                                                           =========      ========


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements


1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 5, 1997, September 29, 1996 and January 4, 1997, and the results of operations for the thirteen and thirty-nine week periods ended October 5, 1997 and September 29, 1996, and cash flows for the thirty-nine week periods ended October 5, 1997 and September 29, 1996.

         The accounting policies followed by the Company are set forth in Note 1 to the Company's consolidated financial statements incorporated by reference in Form 10-K for the year ended January 4, 1997.

2. The results of operations for the thirteen and thirty-nine weeks ended October 5, 1997, are not necessarily indicative of the results to be expected for the full year.

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

      A summary of the period to period changes in the principal items included in the consolidated condensed statements of income is shown below:



                                                          Comparison of
                               -------------------------------------------------------------------
                                    13 Weeks               39 Weeks                13 Weeks
                                  Ended 10/5/97         Ended 10/5/97            Ended 10/5/97
                                   and 9/29/96           and 9/29/96               and 7/6/97
                               -------------------   -------------------      --------------------
                                                         Increase (Decrease)
                                                      (Dollars in Thousands)


Net sales                      $ 31,595        9.4%  $ 11,615        1.3%     $ 98,001       36.3%


Cost of goods sold               25,669       11.3     17,325        2.9        60,950       31.7

Selling, general and
   administrative expenses        5,951        9.3      6,836        3.8        10,789       18.3

Interest expense                    689       10.0      1,733        9.2           373        5.2

Other income                       (732)       N/A     (1,222)     (65.7)       (1,462)       N/A

Income before income taxes       (1,446)      (3.7)   (15,501)     (18.3)       24,427      184.8

Provision for income taxes         (227)      (1.6)    (5,736)     (17.8)        9,306      182.3

Net income                       (1,219)      (5.0)    (9,765)     (18.6)       15,121      186.4

      Sales for the third quarter of 1997 were up 9.4% over the third quarter of 1996. This established a new record for quarterly sales, as well as a record 39-week comparison. The quarter re-established a positive trend in year-over-year sales comparisons.

      These sales comparisons benefitted, in particular, from strength at Cross Creek, Russell Athletic and DeSoto Mills. Jerzees also had good sales increases for the quarter - the first strong sales comparison for the year. Licensed products sales continue to decline in quarterly comparisons with last year's third quarter that included the Summer Olympics.

      Margins continued to remain under pressure (31.3% vs. 32.4% for the quarter; 30.7% vs. 31.7% for the year) due to the current pricing environment, particularly in the screenprint/distributor market. Continuing improvements in raw material prices, ongoing cost reductions, and improved efficiencies in manufacturing mitigated the impact of lower selling prices versus the previous year.

      Selling, general and administrative expenses remained at 18.9% for the quarter, representing 20.7% on a year-to-date basis versus 20.2% in 1996. Increases in SG&A dollars were primarily dedicated to service improvements and additional brand building of the Jerzees brand. As a result, net income for the quarter declined five percent, but represented an increase in earnings on a per share basis due to the previously authorized stock repurchase program.

FINANCIAL CONDITION

      The financial condition of the Company remains strong. Inventory increases have begun to slow relative to the sales increases. The current ratio at the end of the third quarter was 2.9 versus 2.4 the prior year.

      On August 28, 1997, the Company issued $125 million of long-term debt with a weighted average life of seven years at a rate of 6.65%. Proceeds of the loan were used to reduce short-term debt.

      Required cash for accounts receivable, inventories, capital expenditures and dividends were derived from internally generated funds and the aforementioned additional long-term debt. Additionally, the Company maintained $286 million in informal lines of credit at the end of the quarter.

      Total shareholder equity declined versus prior year due to treasury stock puchases.

      Subsequent to quarter end, the Company's Board of Directors voted to increase the dividend payable to shareholders of record as of November 5, 1997 to $.14 per common share from $.13, an 8% increase.

      The Company utilizes two interest rate swap agreements in the management of its interest rate exposure. These agreements effectively convert a portion of the Company's interest rate exposure from a fixed to a floating rate basis, and from a floating rate to a fixed rate basis. The effect of these agreements was to effectively lower interest expense on the Company's long-term debt in the first nine months of 1997.

      The Company utilizes cotton futures contracts to set sales prices which are generally set six months to a year in advance of the selling season. Depending upon market conditions, these contracts may be purchased at the time prices are set. Purchasing futures contracts not only limits the risk of price increases, but also limits the Company's ability to benefit from future price decreases. At October 5, 1997, the Company had outstanding futures contracts, that when combined with other contracts and inventory, exceeded the Company's anticipated 1997 cotton requirements.

                          PART II - OTHER INFORMATION



Item 5.  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

                11  Computation of Earnings Per Share

                27  Financial Data Schedule

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended October 5, 1997.



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



Date November 14, 1997                             /S/James D. Nabors
     -----------------                -----------------------------------------
                                      James D. Nabors, Executive Vice President
                                             and Chief Financial Officer
                                             (For the Registrant and as
                                            Principal Financial Officer)