Form 10-K
period 1998-01-03
RUSSELL CORP
filed 1998-03-31
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT --- OF 1934 (NO FEE REQUIRED)

                    For the fiscal year ended January 3, 1998

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE --- ACT OF 1934 (NO FEE REQUIRED)

For the transition period from                to
                              ----------------  ---------------

Commission file number 0-1790

                               RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

            Alabama                                      63-0180720
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

                755 Lee Street
             Alexander City, Alabama                      35011-0272
     (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code: (256) 500-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                                        Name of Each Exchange
            Title of Each Class                          on Which Registered
            -------------------                         ----------------------
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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of March 25, 1998, was approximately $706,472,000.

     As of March 25, 1998, there were 36,462,672 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Shareholders Report for the year ended January 3, 1998 are incorporated by reference into Parts II and IV.

     Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 22, 1998 are incorporated by reference into Part III.

                                     PART I

ITEM 1.  Business

                                     GENERAL

     Russell Corporation (together with its subsidiaries, the "Company") is a vertically integrated international manufacturer and marketer of activewear, athletic uniforms, better knit shirts, licensed sports apparel, sports and casual socks, and a line of yarn-dyed woven fabrics. The Company's manufacturing operations include the entire process of converting raw fibers into finished apparel and fabrics. Russell's products are marketed through four sales divisions--Jerzees (formerly Knit Apparel), Athletic, International, and Fabrics--as well as through Cross Creek Apparel, Inc. and DeSoto Mills, Inc., two wholly owned subsidiaries. Products are marketed to sporting goods dealers, department and specialty stores, mass merchandisers, wholesale clubs, golf pro shops, college bookstores, screen printers, distributors, mail-order houses, and other apparel manufacturers. There was no material change in the nature of the business conducted by Russell Corporation during 1997.

     Of the Company's total revenues, more than ninety percent is derived from the sale of completed apparel, with the balance from woven fabrics. During the two previous fiscal years ending January 4, 1997 and December 30, 1995, completed apparel accounted for more than ninety percent of total revenues. Foreign and export sales for 1997 were 11.0%. In each of the immediately preceding two years foreign and export sales were 10.5% and 9.8%, respectively. One customer, Wal-Mart Stores, Inc. and affiliates, accounted for 18.8 percent of total revenues in 1997, 17.1 percent in 1996 and 15.1 percent in 1995.

     The Company produces athletic uniforms for most recognized sports activities and for players of all ages and sizes. These products are marketed to professional, collegiate, high school, and other teams as well as to individuals. Knit apparel, such as T-shirts, fleece sweatshirts and sweatpants, pullovers, jackets, and other similar knitted products, is produced for the general consumer market. Knit product lines also include knit placket shirts, turtlenecks and other golf apparel. The Company also produces sports and casual socks including tube, quarter anklet and crew socks for men, women and children. Woven fabrics are produced and sold to other apparel manufacturers for men's, women's and children's wear.

     The Company's principal manufacturing facilities are located in and around Alexander City, Alabama. It also operates 38 additional plants in other communities in Alabama, Florida, Georgia, North Carolina and Virginia. The Company owns apparel assembly facilities in San Juan Del Rio, Mexico and Chaloma, Honduras. Warehousing and shipping is conducted in Alexander City, Ft. Payne and Montgomery, Alabama; Marianna and Miami, Florida; Mt. Airy, North Carolina; and Columbus, Georgia. The primary manufacturing and distribution facilities for the International Division are at Russell Corp. UK Limited, located in and around Livingston, Scotland. The Company also maintains warehouses in Mexico City and San Juan del Rio, Mexico, Sao Paulo, Brazil and Melbourne, Australia.

     As a vertically integrated operation, the Company converts raw fibers into finished apparel and fabrics utilizing company-owned spinning mills, knitting and weaving operations, dyeing and finishing facilities, and cutting and sewing operations. Generally, the Company produces most of the yarns, other than textured and filament yarns, used in the manufacturing process. As a result of its integrated production process, all functions required to produce finished apparel and fabrics can be performed by the Company without reliance upon outside contractors. The Company did, however, obtain 13 percent of its products for domestic consumption at offshore contractors, owned offshore operations, and other vendors.

     The Company benefits from flexibility in its production scheduling capability, permitting it to shift product emphasis as markets improve, change or temporarily decline for particular products. This ability to respond quickly to market changes has enabled the Company to more effectively manage the utilization of its manufacturing capacity.

     The Company's revenue and income are subject to seasonal variations. However, due to the time which may elapse between the placement of orders and shipment of goods, prices may or may not immediately reflect changes in the Company's cost of raw materials and other costs. Working capital needs may change with the increase or decrease in inventories or accounts receivable as a result of a variety of credit terms and time between production and shipments. Production schedules are based upon current orders, the history of customer orders, market research, and similar factors. The Company has no meaningful backlog figures.

     The Company does not hold any significant patents, franchises or concessions. The Company's ability to manufacture and sell licensed apparel products is dependent upon licenses held by the Company to utilize various trademarks and tradenames on such apparel. These licenses are subject to periodic renewal and negotiation and certain minimum payments.

                                  MANUFACTURING

     The Company has the capability of converting raw fibers into finished products in major production complexes which are complemented by several satellite production facilities in the same geographic areas. The Company emphasizes the utilization of technological advances and devotes a major portion of its capital expenditure program to keeping its manufacturing machinery and equipment modern and efficient with the latest technology.

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

     The Company purchases synthetic fibers from one principal supplier. There are approximately four major producers of such fibers in the United States. The Company purchases cotton, primarily grown in the Southeastern region, from various cotton farmers, gins and merchants. The Company purchases all of its requirements of filament and textured yarns from other manufacturers. The Company has experienced no material difficulty in purchasing adequate supplies, and does not presently anticipate any difficulties in the future. The Company has no long-term contracts for the supply of raw materials and is, therefore, subject to market price fluctuations.

     Fabrication - The yarns described above are converted by the Company into cloth or fabrics through the processes of single knitting, supplemented by smaller operations of weaving, double knitting and warp knitting. These operations are conducted in three plant locations in Alexander City with additional locations in Wetumpka, Alabama, and Mt. Airy and North Wilkesboro, North Carolina. Additional knitting is done on a contract basis to support the sock line. Similar fabrication facilities in Livingston, Scotland, service Russell Corp. UK Limited.

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

     Cutting and Sewing - The Company's cutting and sewing operations are currently located in 32 plants in the U.S., two plants in Scotland and plants in Mexico and Honduras which serve its apparel marketing operations. The Company employs an engineering staff to assist in the design and development of new equipment to improve efficiencies and automate production facilities in the cutting and sewing operations which historically have been characterized by high labor costs.

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

     The apparel is sold by a salaried, company-employed salesforce to distributors, screen printers, mass merchants, craft chains, and other specialized retail outlets. The Division maintains sales offices in Alexander City, Alabama; New York, New York; Irving, Texas; and Irvine, California.

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

     The bulk of the activities previously conducted in the Licensed Products Division were assumed by the Athletic Division during 1997. The Company sells licensed sports activewear under various licenses granted by Major League Baseball, the National Collegiate Athletic Association and most major colleges and universities. Certain professional league licenses that did not meet the Company's expectations have been terminated.

     Activewear such as sweatshirts, sweatpants, T-shirts, tank tops, and shorts are also sold under the RUSSELL ATHLETIC label. The Company merchandises the RUSSELL ATHLETIC line in product categories such as NuBlend(R), HIGH COTTON(R) and PRO COTTON(R).

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

     Russell's European production operations located in and around Livingston, Scotland, include knitting, dyeing and finishing, cutting and sewing, and distribution facilities. Russell has developed an international sales infrastructure with offices in Madrid, Spain; Brussels, Belgium; Frankfurt, Germany; Paris, France; Prague, Czech Republic; Prato, Italy; Hong Kong; Sao Paulo, Brazil; Mexico City, Mexico; and Melbourne, Australia.

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

     Cross Creek Apparel, Inc. - Cross Creek designs and markets better knit apparel including placket shirts, turtlenecks and other golf apparel. The CROSS CREEK PRO COLLECTION(R), designed specifically for golfers, is sold in golf pro shops and resort areas. The CROSS CREEK retail line is distributed through department stores and men's specialty shops. The CROSS CREEK COUNTRY COTTONS(R) and JERZEES lines of placket shirts are marketed through national distributors to screen printers and embroiderers. The Company holds the exclusive license for knitted outerwear for the PGA Tour line of golf apparel, which is sold in department stores, golf shops and resorts. Cross Creek also manufactures private label apparel for high-end catalogues and other retailers. In addition to commission agents, Cross Creek maintains a company-employed sales force with offices in Mt. Airy, North Carolina and New York, New York.

     DeSoto Mills, Inc. - DeSoto Mills is a manufacturer of popularly priced socks for men, women and children. DeSoto Mills produces and sells sports and casual socks under the brand names of JERZEES and RUSSELL ATHLETIC. Socks are also sold to private label customers. Sales are made through a company-employed sales force principally to discount retailers and the wholesale club markets.

                                   COMPETITION

     The textile-apparel industry is keenly competitive, and the Company has many domestic and foreign competitors, both large textile-apparel companies and smaller concerns. While the sales of a number of manufacturers are substantially greater than those of the Company, no single manufacturer dominates the industry.

                                    EMPLOYEES

     As of January 3, 1998, the Company had 17,759 employees. The Company has never had a strike or work stoppage and considers its relationship with its employees to be good.

                                   REGULATION

     The Company is subject to federal, state, and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act (OSHA), the Consumer Product Safety Act (CPSA), the Flammable Fabrics Act, the Textile Fiber Product Identification Act, and the rules and regulations of the Consumer Products Safety Commission (CPSC). The Company believes that it is in substantial compliance with all applicable governmental regulations under these statutes. The Company believes it has complied with all known current environmental requirements and expects no major additional expenditures in this area in the foreseeable future.

                           FORWARD-LOOKING INFORMATION

     With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and similar phrases. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

     Some forward-looking statements concern anticipated sales levels, cost estimates and resulting earnings that are not necessarily indicative of subsequent periods due to the mix of future orders, at once orders and product mix changes, which may vary significantly from year to year or quarter to quarter. These forward-looking statements are based upon assumptions the Company believes are reasonable; however, such statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied or contemplated by, these statements. These risks and uncertainties include, but are not limited to, the overall level of consumer spending for apparel; the financial strength of the retail industry; actions by competitors that may impact the Company's business (including in particular changes in pricing); the existence of excess capacity in the Company's industry; changes in prices of raw materials used in the Company's manufacturing processes; the ability of the Company to reduce cost in more labor-intensive segments of the manufacturing process; the success of planned advertising, marketing and promotional campaigns and international activities; changes in customer relationships; the impact of economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control; and other risks and uncertainties discussed or indicated in other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  Properties

     The Company's principal executive offices, manufacturing plants and research facilities are located in Alexander City, Alabama, with additional plants in Alabama, Florida, Georgia, North Carolina, Virginia, Mexico, Honduras, and Scotland. The Company has no material mortgages on any of its real property or manufacturing machinery except for capitalized lease obligations (see Note 2 of Notes to Consolidated Financial Statements), and believes that all of its properties are well maintained and suitable for its operations and are currently fully utilized for such purposes.

     The Company utilizes an aggregate of approximately 10,869,000 square feet of manufacturing, warehousing and office facilities. The following table summarizes the approximate areas of such facilities:

                                                                                Approximate
              Primary Use                                                       Square Feet
              -----------                                                       -----------
      Spinning                                                                   1,536,000
      Knitting and Weaving                                                         998,000
      Dyeing and Finishing                                                       1,001,000
      Cutting and Sewing                                                         2,345,000
      Warehousing and Shipping                                                   3,536,000
      Retail/Outlet Stores                                                         133,000
      Executive Offices, Maintenance
         Shops and Research and
           Development                                                             732,000
      Scotland                                                                     405,000
      Mexico                                                                        79,000
      Honduras                                                                     104,000

         All presently utilized facilities in the U.S. are owned, except the sewing plants located in Slocomb, Alabama and downtown Columbia, Alabama; the regional sales offices; and the majority of the outlet/retail store locations (see Notes 2 and 9 of Notes to Consolidated Financial Statements).

ITEM 3.  Legal Proceedings

     The Company is a party to various lawsuits arising out of the conduct of its business, none of which, if adversely determined, would have a material adverse effect upon the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

     None

EXECUTIVE OFFICERS OF THE COMPANY

         "Election of Directors" on pages one through four of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998 is incorporated herein by reference.

         Additional executive officers who are not directors are as follows:

                                               Officer
           Name                Age              Since                     Position
           ----                ---             --------                   --------
Fred O. Braswell III           42                1992               Vice President-External
                                                                      Affairs

Steve R. Forehand              42                1987               Secretary

K. Roger Holliday              39                1988               Treasurer

Thomas R. Johnson, Jr.         55                1989               Executive Vice President-
                                                                      Manufacturing

W. J. Spires, Jr.              52                1988               President - Cross Creek
                                                                      Apparel, Inc.

JT Taunton, Jr.                55                1983               Executive Vice President-
                                                                      Sales and Marketing

Steven S. Williams             38                1996               Asst. Controller,
                                                                      Asst. Treasurer

Larry E. Workman               54                1987               Controller


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

     Mr. Williams, employed by the Company since 1986 as a cost accountant, served as Manager, General Accounting from 1986 to 1996.

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

                                     PART II

ITEM 5.  Market for the Registrant's Common
         Stock and Related Security Holder Matters

     "Dividend and Market Information" on page 33 and in Note two to Consolidated Financial Statements on page 27 of the Annual Shareholders Report for the year ended January 3, 1998 are incorporated herein by reference.

     The approximate number of holders of the Company's common stock at March 10, 1998 was 10,100.

ITEM 6.  Selected Financial Data

     "Ten Year Selected Financial Data" on pages 18 and 19 of the Annual Shareholders Report for the year ended January 3, 1998 is incorporated herein by reference with respect to fiscal years 1997, 1996, 1995, 1994 and 1993.

ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

     "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 and 21 of the Annual Shareholders Report for the year ended January 3, 1998 is incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

     The following consolidated financial statements of the registrant and its subsidiaries, included in the Annual Shareholders Report for the year ended January 3, 1998 are incorporated herein by reference:

  ... Consolidated Balance Sheets - January 3, 1998 and January 4, 1997

  ... Consolidated Statements of Income - Years ended January 3, 1998,
       January 4, 1997 and December 30, 1995

  ... Consolidated Statements of Cash Flows - Years ended January 3, 1998,
       January 4, 1997 and December 30, 1995

  ... Consolidated Statements of Stockholders' Equity - Years ended
       January 3, 1998, January 4, 1997 and December 30, 1995

  ... Notes to Consolidated Financial Statements - Years ended
       January 3, 1998, January 4, 1997 and December 30, 1995

  ... Report of Independent Auditors

ITEM 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure

         None

                                    PART III

ITEM 10.  Directors and Executive Officers of the Registrant

     "Election of Directors" on pages one through four and "Principal Shareholders" on pages 21 and 22 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998 is incorporated herein by reference.

     "Executive Officers of the Company" on page I-7 of this report is incorporated herein by reference.

     Other significant employees are as follows:

                                              Officer
           Name                     Age        Since     Position
           ----                     ---       -------    --------
Fletcher D. Adamson                 63         1987      Vice President-Research

William P. Dickson, Jr.             57         1974      Vice President-Human Resources

J. Franklin Foy                     62         1982      Vice President-Dyeing and Finishing

John E. Frechette                   58         1991      Vice President-International

Joseph P. Irwin                     40         1994      President-Jerzees Division

D.W. Wachtel                        59         1991      President-Athletic Division


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

     "Compliance with Section 16(a) of the Securities Exchange Act of 1934" on page 23 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998 is incorporated herein by reference.

ITEM 11.  Executive Compensation

     "Executive Compensation" on pages 11 through 20 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998 is incorporated herein by reference.

ITEM 12.  Security Ownership of Certain Beneficial Owners and Management

     (a) "Principal Shareholders" on pages 21 and 22 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998 is incorporated herein by reference.

     (b) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998 under the captions "Security Ownership of Management" on page 22 is incorporated herein by reference.

     (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13.  Certain Relationships and Related Transactions

     "Transactions with Management and Others" on page 23 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 22, 1998 is incorporated herein by reference.


                                     III-2

                                    PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     (a) List of Documents filed as part of this Report:

         (1) Financial Statements

                  All financial statements of the registrant as set forth under
                  Item 8 of this Report on Form 10-K

         (2) Financial Statement Schedule

             Schedule                                                 Page
              Number          Description                            Number
             --------         -----------                            ------
                II       Valuation and Qualifying                      IV-4
                          Accounts

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

              (3c)         Bylaws                              Exhibit (3c) to
                                                               Annual Report
                                                               on Form 10-K
                                                               for year ended
                                                               December 30,
                                                               1995

              (4a)         Rights Agreement dated              Exhibit 1 to
                            October 25, 1989 between           Form 8-A dated
                            the Company and First              October 30,
                            Alabama Bank, Montgomery,          1989 Registra-
                            Alabama                            tion Statement
                                                               No. 1-5822

              (4b)         Acceptance of Appointment               IV-7
                            as Successor Rights Agent

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

              (10c)        1978 Stock Option Plan              Exhibit 1 to
                                                               Registration
                                                               Statement
                                                               No. 2-64496

              (10d)        October 28, 1981                    Exhibit (10d) to
                            Amendment to Stock                 Annual Report on
                            Option Plans                       Form 10-K for
                                                               year ended
                                                               December 30,
                                                               1995

              (10e)        1987 Stock Option Plan              Exhibit 1 to
                                                               Registration
                                                               Statement
                                                               No. 33-24898

              (10f)        1993 Executive Long-Term            Exhibit 4(c) to
                            Incentive Plan                     Registration
                                                               Statement
                                                               No. 33-69679

              (10g)        1996 Amendment to the 1993              IV-8
                            Executive Long-Term
                            Incentive Plan

              (11)         Computations of Earnings                IV-9
                            per Common Share

              (13)         1997 Annual Report to                   IV-10
                            Shareholders

              (21)         List of Significant                     IV-11
                            Subsidiaries

              (23)         Consent of Ernst & Young LLP,           IV-12
                            Independent Auditors


              (27.1)       Restated Financial Data Schedule
                            (for SEC use only)

              (27.2)       Restated Financial Data Schedule
                            (for SEC use only)

              (27.3)       Restated Financial Data Schedule
                            (for SEC use only)

              (27.4)       Financial Data Schedule
                            (for SEC use only)

              (27.5)       Restated Financial Data Schedule
                            (for SEC use only)

              (27.6)       Restated Financial Data Schedule
                            (for SEC use only)

              (27.7)       Restated Financial Data Schedule
                            (for SEC use only)

              (27.8)       Restated Financial Data Schedule
                            (for SEC use only)

              (27.9)       Restated Financial Data Schedule
                            (for SEC use only)



     (b) Reports on Form 8-K

         No reports on form 8-K were filed during the fourth quarter of the year ended January 3, 1998.

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

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS

                      RUSSELL CORPORATION AND SUBSIDIARIES

---------------------------------------------------------------------------------------------------------------------
                                         BALANCE AT      ADDITIONS                                         BALANCE
                                         BEGINNING    CHARGED TO COSTS                                     AT END
DESCRIPTION                              OF PERIOD      AND EXPENSES     ACQUISITION     DEDUCTIONS       OF PERIOD
---------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 3, 1998
   Allowance for doubtful accounts      $ 8,646,733      $ 3,494,827      $      -0-    $ 4,791,123(1)    $ 7,350,437
   Reserve for discounts and returns      1,563,436       10,068,224             -0-      8,449,066(2)      3,182,594
                                        -----------      -----------      ----------    -----------       -----------

                         TOTALS         $10,210,169      $13,563,051             -0-    $13,240,189       $10,533,031
                                        ===========      ===========      ==========    ===========       ===========

YEAR ENDED JANUARY 4, 1997
   Allowance for doubtful accounts      $ 8,324,594      $ 5,021,777      $      -0-    $ 4,699,638(1)    $ 8,646,733
   Reserve for discounts and returns      2,011,974        6,775,460             -0-      7,223,998(2)      1,563,436
                                        -----------      -----------      ----------    -----------       -----------

                         TOTALS         $10,336,568      $11,797,237      $      -0-    $11,923,636       $10,210,169
                                        ===========      ===========      ==========    ===========       ===========

YEAR ENDED DECEMBER 30, 1995
   Allowance for doubtful accounts      $ 8,115,122      $ 4,407,505      $      -0-    $ 4,198,033(1)    $ 8,324,594
   Reserve for discounts and returns      2,342,719        9,105,828             -0-      9,436,573(2)      2,011,974
                                        -----------      -----------      ----------    -----------       -----------

                         TOTALS         $10,457,841      $13,513,333      $      -0-    $13,634,606       $10,336,568
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


                                                      RUSSELL CORPORATION
                                                          (Registrant)


         Date 3/27/98                        By       /S/ John C. Adams
              -------                          ---------------------------------
                                                         John C. Adams
                                                  Chairman, President and CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               /S/ John C. Adams             Chairman, President and CEO         3/27/98
         ------------------------------                                          -------
                 John C. Adams                                                     Date


              /S/ James D. Nabors            Executive Vice President and        3/27/98
         ------------------------------        Chief Financial Officer, and      -------
                James D. Nabors                Director (Principal Financial       Date
                                               Officer)

                                             Director
         ------------------------------                                          -------
               Herschel M. Bloom                                                   Date


               /S/ Ronald G. Bruno           Director                            3/27/98
         ------------------------------                                          -------
                 Ronald G. Bruno                                                   Date


              /S/ Timothy A. Lewis           Director                            3/27/98
         ------------------------------                                          -------
                 Timothy A. Lewis                                                  Date


                                             Director
         ------------------------------                                          -------
               C.V. Nalley III                                                     Date

             /S/ Margaret M. Porter                                              3/27/98
         ------------------------------                                          -------
                Margaret M. Porter                                                 Date


              /S/ Benjamin Russell           Director                            3/27/98
         ------------------------------                                          -------
                Benjamin Russell                                                   Date


               /S/ John R. Thomas            Director                            3/27/98
         ------------------------------                                          -------
                 John R. Thomas                                                    Date


                                             Director
         ------------------------------                                          -------
                 John A. White                                                     Date


              /S/ Larry E. Workman           Controller                          3/27/98
         ------------------------------        (Principal Accounting Officer)    -------
                Larry E. Workman                                                   Date