Form 10-Q
period 1998-04-05
RUSSELL CORP
filed 1998-05-20
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarter ended April 5, 1998               Commission file number 0-1790





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

                                 (256) 500-4000
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements
for the past 90 days. Yes  X   No
                         -----   -----


The number of shares outstanding of each of the issuer's classes of common stock.

              Class                               Outstanding at May 15, 1998
              -----                               ---------------------------
Common Stock, Par Value $.01 Per Share               36,325,695 shares
                                                    (Excludes Treasury)

                               RUSSELL CORPORATION
                                      Index

                                                                       Page No.
                                                                       --------
Part I.  Financial Information:

         Consolidated Condensed Balance Sheets--
         April 5, 1998 and January 3, 1998                                  2
         Consolidated Condensed Statements of Income--
         Thirteen Weeks Ended April 5, 1998 and
         April 6, 1997                                                      3
         Consolidated Condensed Statements of Cash Flows--
         Thirteen Weeks Ended April 5, 1998 and
         April 6, 1997                                                      4
         Notes to Consolidated Condensed Financial
         Statements                                                         5
         Management's Discussion and Analysis of
         Results of Operations and Financial
         Condition                                                          6
         Exhibit 11 - Computation of Earnings Per
         Share                                                              8

Part II. Other Information                                                  9

                         PART I - FINANCIAL INFORMATION

                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                                  April 5          January 3
                                                                   1998               1998
                                                                -----------       -----------
                            ASSETS                              (Unaudited)        (Audited)

Current Assets:
   Cash                                                         $     6,196       $     8,609
   Accounts receivable, net                                         209,239           242,988
   Inventories:
      Finished goods                                                341,413           286,254
      In process                                                     54,528            52,498
      Raw materials and supplies                                     67,565            65,476
                                                                -----------       -----------
                                                                    463,506           404,228
      LIFO reserve                                                  (32,890)          (34,305)
                                                                -----------       -----------
                                                                    430,616           369,923
   Prepaid expenses and other current assets                         29,027            25,523
                                                                -----------       -----------

         Total current assets                                       675,078           647,043

Property, plant and equipment, net                                  531,189           526,113

Other Assets                                                         69,306            74,806
                                                                -----------       -----------

         Total assets                                           $ 1,275,573       $ 1,247,962
                                                                ===========       ===========
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
      Short-term debt                                           $    53,058       $    39,256
      Accounts payable and accrued expenses                         101,134            84,878
      Current maturities of long-term debt                           21,458            21,478
                                                                -----------       -----------

            Total current liabilities                               175,650           145,612

Long-term debt, less current maturities                             360,607           360,607

Deferred liabilities                                                 79,079            76,141


Shareholders' Equity:
      Common stock, at par value                                        414               414
      Paid-in capital                                                48,642            48,654
      Retained earnings                                             758,171           761,428
      Accumulated other comprehensive income                         (4,031)           (4,724)
                                                                -----------       -----------
                                                                    803,196           805,772
      Treasury stock, at cost                                      (142,959)         (140,170)
                                                                -----------       -----------

            Total shareholders' equity                              660,237           665,602
                                                                -----------       -----------

            Total liabilities & shareholders' equity            $ 1,275,573       $ 1,247,962
                                                                ===========       ===========





See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                   Consolidated Condensed Statements of Income
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                            13 Weeks Ended
                                      ----------------------------
                                         April 5          April 6
                                           1998            1997
                                      -----------      -----------
Net sales                             $   256,229      $   258,159
Costs and expenses:

   Cost of goods sold                     183,799          176,148
      Selling, general and
         administrative expenses           62,389           57,327
   Interest expense                         6,649            5,872
   Other - net                                 95              481
                                      -----------      -----------
                                          252,932          239,828
                                      -----------      -----------

Income before income taxes                  3,297           18,331

Provision for income taxes                  1,448            7,028
                                      -----------      -----------

   Net income                         $     1,849      $    11,303
                                      ===========      ===========

Average shares outstanding:
   Basic                               36,407,919       37,806,137
   Diluted                             36,437,989       38,107,146

Net income per common share:
   Basic                              $      0.05      $      0.30
   Diluted                            $      0.05      $      0.30

Cash dividends per common share       $      0.14      $      0.13



See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                  13 Weeks Ended
                                                              -----------------------
                                                              April 5        April 6
                                                                1998           1997
                                                              --------       --------
Cash Flows from Operating Activities
   Net income                                                 $  1,849       $ 11,303
   Adjustments to reconcile net income to
      cash provided by (used in) operating activities:
         Depreciation and amortization                          19,198         19,969
         Deferred income taxes                                  (2,598)           783
         (Gain) loss on sale of property, plant & equip            (67)           372
         Changes in assets and liabilities:
            Accounts receivable                                 33,652          2,551
            Inventories                                        (60,619)       (57,898)
            Prepaid expenses and other current assets           (5,156)        (6,373)
            Other assets                                         4,622          1,337
            Accounts payable & accrued expenses                 16,242         11,184
            Income taxes payable                                 3,578         (6,489)
            Pension and other deferred liabilities               3,735          1,918
                                                              --------       --------

   Net cash provided by (used in) operations                    14,436        (21,343)

Cash Flows from Investing Activities

   Purchases of property, plant & equipment                    (23,144)       (10,827)
   Proceeds from sale of property, plant & equipment                83            360
                                                              --------       --------

   Net cash used in investing activities                       (23,061)       (10,467)

Cash Flows from Financing Activities

   Short-term borrowings                                        13,622         48,252
   Payments on long-term debt                                      (21)           (19)
   Dividends on Common Stock                                    (5,106)        (4,923)
   Cost of Common Stock for treasury                            (2,792)       (16,029)
   Distribution of treasury shares                                  (8)         3,418
                                                              --------       --------

   Net cash provided by financing activities                     5,695         30,699

Effect of exchange rate changes on cash                            517           (100)
                                                              --------       --------

   Net decrease in cash                                         (2,413)        (1,211)

Cash balance at beginning of period                              8,609          7,355
                                                              --------       --------

Cash balance at end of period                                 $  6,196       $  6,144
                                                              ========       ========








See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements

1. In the opinion of Management, the accompanying audited and unaudited consoli dated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 5, 1998, and January 3, 1998, and the results of operations and cash flows for the thirteen weeks ended April 5, 1998 and April 6, 1997.

     The accounting policies followed by the Company are set forth in Note A to the Company's consolidated financial statements in Form 10-K for the year ended January 3, 1998.

2. The results of operations for the thirteen weeks ended April 5, 1998, are not necessarily indicative of the results to be expected for the full year. The financial statements for the quarter ended April 5, 1998 are inclusive of a non-recurring charge of approximately $8 million related to the retirement, and subsequent replacement of the Chairman, President and Chief Executive Officer of the Company.

3. In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share", effective for periods ending after December 15, 1997. The statement is intended to simplify the earnings per share calculation by excluding common stock equivalents from the calculation. The Company adopted SFAS 128 in 1997, consequently, prior periods presented have been restated.

4. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes new rules for reporting comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997 and was adopted by the Company for the fiscal year beginning January 4, 1998. There was no impact on net income or shareholders' equity from the adoption of the statement.

     For the periods ending April 5, 1998 and April 6, 1997, accumulated other comprehensive income as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments which prior to adoption was reported separately in shareholders' equity. The components of comprehensive income, net of tax, for these periods were as follows:

                               13 Weeks Ended
                            ----------------------
                             4/5/98        4/6/97
                            --------      --------
(In thousands)

Net income                  $  1,849      $ 11,303

Translation adjustment           693        (2,399)
                            --------      --------

Comprehensive income        $  2,542      $  8,904
                            ========      ========

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

        A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:



                                                  Comparison of
                                --------------------------------------------------
                                     Quarter Ended              Quarter Ended
                                   April 5, 1998 and          April 5, 1998 and
                                     April 6, 1997            January 3, 1998
                                -----------------------    -----------------------
                                                Increase (Decrease)
                                              (Dollars in Thousands)
Net sales                       $ (1,930)        (0.7)%    $(75,263)       (22.7)%

Cost of goods sold                 7,651          4.3       (52,222)       (22.1)

Selling, general and
   administrative expenses         5,062          8.8        (4,028)        (6.1)

Interest expense                     777         13.2          (847)       (11.3)

Other - net                         (386)       (80.2)       (2,307)       (96.0)

Income before income taxes       (15,034)       (82.0)      (15,859)       (82.8)

Provision for income taxes        (5,580)       (79.4)       (5,910)       (80.3)

Net income                        (9,454)       (83.6)       (9,949)       (84.3)


                Sales for the first quarter of 1998 were down slightly from the first quarter of 1997. Although prices in the distributor market stabilized, those prices were lower than in the first quarter of 1997. This was reflected in decreased margins; to 28.3% of sales versus 31.8% in the prior year's first quarter. The Company recently has begun a comprehensive review of all areas of its operations. It has not been determined at this time what impact, if any, that these actions will have on future financial results.

                Selling, general and administrative expenses were up 8.8% to 24.3% of sales in first quarter comparisons, reflective of approximately $8 million in non-recurring charges associated with the retirement, and ensuing replacement of the Company's Chairman, President and Chief Executive Officer.

                For the quarter, the tax rate increased to 43.9%. The ratio of certain non-deductible expenses to pre-tax income increased as a result of the decrease in pre-tax income during the period.

Financial Condition

                The Company's financial condition remains strong. Due to somewhat lower than anticipated fleece sales in the fourth quarter of 1997, inventories increased 16.4%, as receivables declined 13.9% from year end. The current ratio was 3.8:1 at the end of the quarter. The Company's debt to total capitalization at April 5, 1998, was 35.3%.

                Required cash for inventories, prepaid expenses, treasury stock, purchases of property, plant and equipment, and dividends was provided from net income plus non-cash charges, accounts receivable, accounts payable, and short-term borrowings. The Company maintained $286 million of informal lines of credit at the end of the quarter.

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

                The Company periodically enters into futures contracts as hedges for its purchases of cotton inventories. Gains and losses on these hedges are deferred and reflected in cost of sales as such inventory is sold. Purchasing futures contracts not only limits the risk of price increases, but also limits the Company's ability to benefit from future price decreases. At April 5, 1998, the Company had outstanding futures contracts, that when combined with other contracts and inventory, exceeded the Company's anticipated remaining 1998 cotton requirements.

Forward Looking Information

                This quarterly report on Form 10-Q contains certain statements which describe the Company's beliefs concerning future business conditions and the outlook for the Company based upon currently available information. Wherever possible, the Company has identified these "forward looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," and similar phrases. These forward looking statements are based upon assumptions the Company believes are reasonable; however, such statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements. Some forward looking statements in this report concern anticipated sales levels, cost estimates and resulting earnings that are not necessarily indicative of subsequent periods due to the mix of future orders, at once orders and product mix changes, which may vary significantly from quarter to quarter. The Company assumes no obligation to update publicly any forward looking statements whether as a result of new information, future events or otherwise.

                                                                      EXHIBIT 11

                    COMPUTATIONS OF EARNINGS PER COMMON SHARE
                      RUSSELL CORPORATION AND SUBSIDIARIES
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                  13 Weeks Ended
                                          ----------------------------
                                             4/5/98           4/6/97
                                          -----------      -----------
Net Income                                $     1,849      $    11,303

Basic Calculation:

Average shares outstanding                 36,407,919       37,806,137
                                          -----------      -----------

Net income per share-basic                $      0.05      $      0.30
                                          ===========      ===========

Diluted Calculation:

Average shares outstanding                 36,407,919       37,806,137

Net common shares issuable
on exercise of certain stock options           30,070          301,009
                                          -----------      -----------

                                           36,437,989       38,107,146
                                          -----------      -----------

Net income per share-diluted              $      0.05      $      0.30
                                          ===========      ===========

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     a) The Annual Meeting of Shareholders was held on April 22, 1998.

     At the Annual Meeting, shareholders voted upon the following nominees to serve as Directors for a three-year term. The results of the vote are as follows:

                Name                       For                 Withheld
                ----                       ---                 --------
                C. V. Nalley III           30,238,556          784,908
                John R. Thomas             30,239,633          783,831
                John A. White              30,239,195          784,269
                Timothy A. Lewis           30,234,542          788,922

     All nominees were elected.

     Herschel M. Bloom and Ronald G. Bruno will continue in office until their terms expire in 1999. Benjamin Russell and Margaret M. Porter will continue in office until their terms expire in 2000.

     The only proposal voted upon by the shareholders involved amendments to the Russell Corporation 1993 Executive Long Term Incentive Plan (the "1993 Plan"). The reason for amending the 1993 Plan was to provide individual annual limits on grants of stock options, SARs, restricted stock and performance shares or performance units. These limits will bring the 1993 Plan into compliance with Internal Revenue Code Section 162(m) so these awards will continue to be tax deductible. The vote upon this proposal was as follows and accordingly, the proposal was adopted.

                                For:         33,113,368
                                Against:        479,005
                                Abstain:         77,526

Item 5.  Other Information

     As previously disclosed by the Company in supplemental materials to its Proxy Statement (the "Proxy Supplement") with respect to the Annual Meeting of shareholders held April 22, 1998 (the "Annual Meeting"), John C. Adams, Chairman, President and Chief Executive officer of the Company retired from these positions effective April 1, 1998. Mr. Adams resigned as a director of the Company effective April 23, 1998.

     In connection with the retirement of Mr. Adams, the Company and Mr. Adams have agreed to an arrangement providing for the payment to Mr. Adams in 1998 of the salary and other compensation benefits he would have received had he not retired. The Company also agreed to pay to Mr. Adams $400,000 per year until he reaches age 65, and if he should die prior to that time, pay such amounts to his wife. Upon attaining 65, Mr. Adams will receive payments of $300,000 per year during his lifetime, less the annual benefits payable to him under the Company's various retirement plans or other deferral arrangements that become payable at age 65. For purposes of computing the benefits payable to Mr. Adams under the Company's various retirement plans or other deferral arrangements, Mr. Adams will be credited with service through the earlier of his death or 65th birthday at an annual compensation of $600,000. The Company has also agreed to continue to provide Mr. Adams with certain life insurance and medical benefits until he reaches age 65. The payment of the amounts and benefits above are subject to certain agreements by Mr. Adams concerning non-competition and related matters.

     Also as previously disclosed by the Company in the Proxy Supplement, John
F. Ward was employed as the President and Chief Executive Officer of the Company, effective April 1, 1998, upon the retirement of Mr. Adams. Following the Annual Meeting, Mr. Ward was elected Chairman of the Board and a Director of the Company. Mr. Ward was the President of J. F. Ward Group, Inc., a consulting firm specializing in domestic and international apparel and textile industries, and prior to that time, he was the Chief Executive Officer of the Hanes Group and Senior vice President of Sara Lee Corporation.

     The Company has agreed to an arrangement with Mr. Ward providing for the employment of Mr. Ward for three years until March 31, 2001, at an annual base salary of $650,000, subject to increase in the discretion of the Board. Mr.
Ward shall also receive a bonus of $350,000 for the year 1998, which may be increased based upon achievement of goals established by the Board. After 1998, Mr. Ward shall be entitled to receive annual bonuses under the Company's regular compensation plans, with a target of 100% of base salary, subject to any increase determined appropriate by the board. the employment agreement provides that the company will offer health care and certain other supplemental benefits to Mr. Ward. Mr. Ward shall also be entitled to receive certain payments for reimbursement of expenses in connection with his relocation and employment with the Company, as well as any excise tax costs that might be incurred for payments under the employment agreements. Any termination of employment of Mr. Ward after April 1, 2001 shall be treated as retirement for purpose of the Company's various plans and benefits.

     Mr. Ward will also be granted options in 1998 to purchase 125,000 shares of common stock of the Company at the market price ($27.1563) on March 31, 1998 and options to purchase a minimum of 75,000 shares each year thereafter at market price at the time of grant.

     At the time of employment, Mr. Ward was a party to certain agreements with his former employer, Sara Lee Corporation, and by accepting employment with the Company, he will lose certain benefits and opportunities under those agreements. To compensate Mr. Ward for these losses and potential benefits, the Company agreed to make a cash payment to Mr. Ward of approximately $1,880,000, to put into a trust for his benefit approximately $2,467,000, to issue him 12,127 shares of common stock of the Company, and to grant him options to purchase 282,066 shares of common stock of the Company at the market price ($27.1563) on March 31, 1998. The amounts placed in trust will be paid to Mr. Ward after April 1, 2001 unless his employment is terminated by the Company for cause or is terminated by Mr. Ward for any reason other than death, total disability or certain other reasons set forth in the agreements. In the event of such termination prior to April 1, 2001, Mr. Ward will be entitled to receive a prorated amount from the trust based on the ratio that the time he has been employed by the Company bears to the employment term of three years. Similarly, the options granted to him will be forfeited on the same basis as the amounts in trust based upon time employed with the Company. The benefits outlined above have been determined based upon an understanding that Mr. Ward will forfeit equivalent benefits and opportunities under his agreements with Sara Lee Corporation by accepting employment with the Company. To the extent any such benefits are not lost, appropriate adjustments will be made to the amounts to be paid and stock and options to be issued by the Company.

Item 6.  Exhibits and Reports on Form 8-K

     a)   Exhibits -

               11 Computation of Earnings Per Share (see page 8)
               27 Financial Data Schedule (for SEC use only).

     b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended April 5, 1998.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RUSSELL CORPORATION
                                    ---------------------------------
                                             (Registrant)

Date    May 18, 1998                        /s/ Eric Hoyle
        ------------                ---------------------------------
                                    Eric Hoyle
                                        Chief Financial Officer
                                        (For the Registrant and as
                                        Principal Financial Officer)