Form 10-Q
period 1998-07-05
RUSSELL CORP
filed 1998-08-19
CIK 85812

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

For the quarter ended July 5, 1998                 Commission file number 0-1790



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


                Class                             Outstanding at August 18, 1998

Common Stock, Par Value $.01 Per Share                   36,217,558 shares
                                                        (Excludes Treasury)

                               RUSSELL CORPORATION
                                      INDEX




                                                                              Page No.
                                                                              --------
Part I.  Financial Information:

         Consolidated Condensed Balance Sheets
              July 5, 1998 and January 3, 1998                                    2

         Consolidated Condensed Statements of Income --
              Thirteen Weeks Ended July 5, 1998 and July 6, 1997                  3
              Twenty-six Weeks Ended July 5, 1998 and July 6, 1997                4

         Consolidated Condensed Statements of Cash Flows --
              Twenty-six Weeks Ended July 5, 1998 and July 6, 1997                5

         Notes to Consolidated Condensed Financial Statements                     6

         Management's Discussion and Analysis of Results of Operations
              and Financial Condition                                             7


Part II. Other Information                                                       10

         Exhibit 10.1  Retirement agreement between John C. Adams and the
              Company dated as of April 1, 1998                                  11

         Exhibit 11 -  Computation of Earnings Per Share                         17

                         PART I - FINANCIAL INFORMATION

                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                        July 5          January 3
                                                         1998              1998
                                                     -----------       -----------
                                                     (Unaudited)         (Audited)


     ASSETS
     ------

Current Assets:
  Cash                                               $     5,663       $     8,609
  Accounts receivable, net                               222,987           242,988
  Inventories:
      Finished goods                                     357,790           286,254
      In process                                          56,865            52,498
      Raw materials and supplies                          60,300            65,476
                                                     -----------       -----------
                                                         474,955           404,228
      LIFO reserve                                       (32,837)          (34,305)
                                                     -----------       -----------
                                                         442,118           369,923
  Prepaid expenses and other current assets               31,571            25,523
                                                     -----------       -----------

       Total current assets                              702,339           647,043

Property, Plant & Equipment, net                         532,139           526,113
Other Assets                                              71,704            74,806
                                                     -----------       -----------

       Total assets                                  $ 1,306,182       $ 1,247,962
                                                     ===========       ===========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
  Short-term debt                                    $   103,210       $    39,256
  Accounts payable and accrued expenses                   78,851            84,878
  Current maturities of long-term debt                    26,787            21,478
                                                     -----------       -----------

       Total current liabilities                         208,848           145,612

Long-term debt, less current maturities                  355,257           360,607

Deferred Liabilities                                      84,245            76,141

Shareholders' Equity:
  Common Stock, at par value                                 414               414
  Paid-in capital                                         48,646            48,654
  Retained earnings                                      759,645           761,428
  Accumulated other comprehensive income                  (4,072)           (4,724)
                                                     -----------       -----------
                                                         804,633           805,772
  Treasury Stock, at cost                               (146,801)         (140,170)
                                                     -----------       -----------

       Total shareholders' equity                        657,832           665,602
                                                     -----------       -----------

       Total liabilities & shareholders' equity      $ 1,306,182       $ 1,247,962
                                                     ===========       ===========




See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                       13 Weeks Ended
                                              ---------------------------------
                                                 July 5               July 6
                                                  1998                 1997
                                              ------------         ------------
Net sales                                     $    271,824         $    270,273
Costs and expenses:
    Cost of goods sold                             198,588              192,206
    Selling, general and
         administrative expenses                    55,415               58,927
    Interest expense                                 7,352                7,212
    Other - net (income)                              (464)              (1,291)
                                              ------------         ------------
                                                   260,891              257,054
                                              ------------         ------------

Income before income taxes                          10,933               13,219

Provision for income taxes                           4,373                5,106
                                              ------------         ------------


    Net income                                $      6,560         $      8,113
                                              ============         ============

Average Shares Outstanding
    Basic                                       36,279,681           36,776,846
    Diluted                                     36,333,324           36,964,589

Net Income per common share
    Basic                                     $       0.18         $       0.22
    Diluted                                           0.18                 0.22

Cash dividends per common share               $       0.14         $       0.13





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                  Consolidated Condensed Statements of Income
                (Dollars in Thousands Except Per Share Amounts)
                                  (Unaudited)


                                                       26 Weeks Ended
                                              ---------------------------------
                                                 July 5               July 6
                                                  1998                 1997
                                              ------------         ------------
Net sales                                     $    528,053         $    528,432
Costs and expenses:
    Cost of goods sold                             382,387              368,354
    Selling, general and
         administrative expenses                   117,804              116,254
    Interest expense                                14,001               13,084
    Other - net (income)                              (369)                (810)
                                              ------------         ------------
                                                   513,823              496,882
                                              ------------         ------------

Income before income taxes                          14,230               31,550

Provision for income taxes                           5,821               12,134
                                              ------------         ------------


    Net income                                $      8,409         $     19,416
                                              ============         ============

Average Shares Outstanding
    Basic                                       36,341,613           37,232,656
    Diluted                                     36,383,469           37,477,032

Net Income per common share
    Basic                                     $       0.23         $       0.52
    Diluted                                           0.23                 0.52

Cash dividends per common share               $       0.28         $       0.26





See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                     Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                      26 Weeks Ended
                                                                 -------------------------
                                                                   July 5          July 6
                                                                    1998            1997
                                                                 ---------       ---------
Cash Flows from Operating Activities:
     Net Income                                                  $   8,409       $  19,416
     Adjustments to reconcile net income to
         cash provided by operating activities:
              Depreciation and amortization                         37,135          38,100
              Deferred income taxes                                 (4,385)          1,918
              Loss (gain) on sale of equipment                          10            (237)
              Changes in assets and liabilities:
                  Accounts receivable                               19,691         (20,227)
                  Inventories                                      (72,485)        (75,341)
                  Prepaid expenses and other current assets         (8,715)        (12,104)
                  Other assets                                       1,331             396
                  Accounts payable and accrued expenses             (5,242)            974
                  Income taxes payable                               6,577         (16,214)
                  Pension and other deferred liabilities             8,712           3,072
                                                                 ---------       ---------

     Net cash used in operating activities                          (8,962)        (60,247)

Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                      (41,355)        (29,170)
     Proceeds from the sale of property, plant & equipment             156           1,288
                                                                 ---------       ---------

     Net cash used in investing activities                         (41,199)        (27,882)

Cash Flows from Financing Activities:
     Short-term borrowings                                          63,851         154,866
     Payments on long-term debt                                        (41)         (9,339)
     Dividends on Common Stock                                     (10,192)         (9,663)
     Cost of Common Stock for treasury                              (6,673)        (49,576)
     Distribution of treasury shares                                    34           3,918
                                                                 ---------       ---------

     Net cash provided by financing activities                      46,979          90,206

Effect of exchange rate changes on cash                                236             120
                                                                 ---------       ---------

     Net (decrease) increase in cash                                (2,946)          2,197

Cash balance at beginning of period                                  8,609           7,355
                                                                 ---------       ---------

Cash balance at end of period                                    $   5,663       $   9,552
                                                                 =========       =========





See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements



1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 5, 1998, and January 3, 1998, and the results of operations and cash flows for the thirteen and twenty-six week periods ended July 5, 1998, and July 6, 1997.

         The accounting policies followed by the Company are set forth in Note One to the Company's consolidated financial statements in Form 10-K for the year ended January 3, 1998.

2. The results of operations for the thirteen and twenty-six weeks ended July 5, 1998, are not necessarily indicative of the results to be expected for the full year. The financial statements for the six months ended July 5, 1998 are inclusive of a non-recurring charge, recorded in the first quarter, of approximately $8 million related to the retirement, and subsequent replacement of, the Chairman, President and Chief Executive Officer of the Company.

3. In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. The statement is intended to simplify the earnings per share calculation by excluding common stock equivalents from the calculation. The Company adopted SFAS 128 in 1997, consequently, prior periods presented have been restated.

4. Subsequent to July 5, 1998, the company entered into an agreement to terminate one of its license agreements. The effect of this transaction will be to record a charge to pre-tax income of approximately $3.5 million in the third quarter of 1998.

5. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes new rules for reporting comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997, and was adopted by the Company for the fiscal year beginning January 4, 1998. There was no impact on net income or shareholders' equity from the adoption of the statement.

         For the periods ending July 5, 1998, and July 6, 1997, accumulated other comprehensive income as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments which prior to adoption was reported separately in shareholders' equity. The components of comprehensive income, net of tax, for these periods were as follows:

                                              13 Weeks Ended                            26 Weeks Ended
                                        -------------------------                 -------------------------
                                        7/5/98             7/6/97                 7/5/98             7/6/97
                                        ------            -------                 ------            -------
             (In thousands)

             Net income                 $6,560            $ 8,113                 $8,409            $19,416

             Translation adjustment        (41)             2,482                    652                 83
                                        ------            -------                 ------            -------

             Comprehensive income       $6,517            $10,595                 $9,061            $19,499
                                        ======            =======                 ======            =======

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

         A summary of the period to period changes in the principal items included in the consolidated statements of income is shown below:

                                                                       Comparison of
                                      ----------------------------------------------------------------------------------

                                              13 Weeks                    26 Weeks                       13 Weeks
                                            Ended 7/5/98                Ended 7/5/98                   Ended 7/5/98
                                             and 7/6/97                  and 7/6/97                     and 4/5/98
                                      -----------------------    ----------------------------    -----------------------
                                                                    Increase (Decrease)
                                                                   (Dollars in Thousands)
Net sales                             $  1,551          0.6%     $   (379)             (0.1)%    $ 15,595           6.1%

Cost of goods sold                       6,382          3.3        14,033               3.8        14,789           8.0

Selling, general and
         administrative expenses        (3,512)        (6.0)        1,550               1.3        (6,974)        (11.2)

Interest expense                           140          1.9           917               7.0           703          10.6

Other - net                               (827)       (64.1)         (441)            (54.4)          559           n/a

Income before income taxes              (2,286)       (17.3)      (17,320)            (54.9)        7,636         231.6

Provision for income taxes                (733)       (14.4)       (6,313)            (52.0)        2,925         202.0

Net Income                              (1,553)       (19.1)      (11,007)            (56.7)        4,711         254.8

         Sales were up slightly, less than 1%, for the second quarter of 1998 versus the same period in 1997. For the first half of the year, sales were essentially flat, down 0.1%.

         Sales levels benefited from increases at Cross Creek (placket shirts) and DeSoto Mills (socks). These increases were generally offset by sales declines in Jerzees, where slightly improved industry conditions allowed the company to eliminate pull-forward programs to ship planned fall fleece orders in the second quarter. The demise of these early shipments was the primary cause of the decline of Jerzees sales in the second quarter.

         Margins continued to remain under pressure (26.9% vs 28.9% for the quarter; 27.6% vs 30.3% for the half) due to the current pricing environment and the previously mentioned lower fleece shipments in the quarter.

         Selling, general and administrative expenses were down for the quarter, both in dollars and as a percent of sales (20.4% vs 21.8%). Expenses for the six months are inclusive of an approximately $8 million non-recurring charge related to the retirement, and subsequent replacement of, the Chairman, President and Chief Executive Officer of the Company.

         Net income for the quarter was down 19.1% and represented 2.4% of sales. On a year-to-date basis, net income was down 56.7% to 1.6% of sales for the half.

Financial Condition

         Required cash for inventories, purchases of property, plant and equipment, dividends, prepaid expenses, and treasury stock was provided from net income plus non-cash charges, accounts receivable and short-term borrowings. The Company maintained $286 million of informal lines of credit at the end of the quarter.

         Subsequent to July 5, 1998, the Company entered into an agreement to terminate its obligations under a licensing contract to which it was a party. The result of this termination will cause the Company to record a pre-tax charge of approximately $3.5 million in the third quarter of 1998. The Company remains a party to other licensing contracts that include minimum royalty payment agreements. The Company believes that it will be able to achieve the sales necessary to cover the minimum royalty requirements under these contracts.

         In a press release dated July 22, 1998, the Company announced its intent to restructure and record related charges of between $100 -$125 million after tax. This restructuring is intended to increase shareholder returns through improved asset utilization, cost reductions and increased marketing efforts. The Company expects to record these charges over a three year period beginning with the third quarter of 1998.

         The Company believes, that as a result of recording the charges associated with its restructuring, it may be in non-compliance with certain covenants under certain of its lending agreements. The Company is engaging in discussions with certain of its lenders and, at this time, believes that the resolution will not have a material adverse affect on its financial condition.

         The Company has conducted an extensive review of its computer systems, manufacturing equipment and electronic links with third parties to determine the extent of modifications required to prevent system date problems associated with the year 2000. While the company is dependent on certain suppliers and customers to modify their computer systems, the necessary internal modifications are well underway and it is anticipated that all of them will be complete in ample time to avoid any problems. The cost of these modifications is considered to be immaterial to the financial statements.

         In June, 1997, the Financial Accounting Standards Board issued FAS 131, Disclosures about Segments of an Enterprise and Related Information. FAS 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. It also establishes standards for related disclosures about products and services, geographic areas and major customers. FAS 131 is effective for annual financial statements for fiscal years beginning after December 15, 1997. Management has not completed its review of FAS 131.

         In June, 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. Statement No. 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. Statement No. 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Though the accounting treatment and criteria for each type of hedge is unique, they all result in recognizing the offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the hedge criteria are included in earnings in the period of the change. The Company plans to adopt Statement No. 133 in 2000, but has not yet completed its analysis of the impact, if any, that Statement No. 133 may have on its financial statements.

         The Company utilizes two interest rate swap agreements in the management of its interest rate exposure. These agreements effectively convert a portion of the Company's interest rate exposure from a fixed to a floating rate basis and from a floating rate to a fixed rate basis. The effect of these agreements was to effectively lower interest expense on the Company's long-term debt in the first half.

         The Company periodically enters into futures contracts as hedges for its purchases of cotton inventories. Gains and losses on these hedges are deferred and reflected in cost of sales as such inventory is sold. Purchasing futures contracts not only limits the risk of price increases, but also limits the Company's ability to benefit from future price decreases. At July 5, 1998, the Company had outstanding futures contracts that, when combined with other contracts and inventory, exceeded the Company's anticipated remaining 1998 cotton requirements.


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

PART II - OTHER INFORMATION



Item 5.  Other Information

         Pursuant to Rule 14a-4 of the Proxy Rules under the Securities Exchange Act of 1934, if a stockholder fails to notify the Company on or before February 2, 1999 of a proposal which such stockholder intends to present at the Company's April, 1999 Annual Meeting by a means other than inclusion of such proposal in the Company's proxy materials for that meeting, then if the proposal is presented at such annual meeting, the holders of the Board of Director's proxies at such meeting may use their discretionary voting authority with respect to such proposal, regardless of whether the proposal was discussed in the Company's proxy statement for such meeting.

         On August 11, 1998, the Board of Directors elected Eric N. Hoyle to the position of Executive Vice President and Chief Financial Officer. Mr. Hoyle was also elected to serve on the Board of Directors, filling the vacancy created by the resignation of James D. Nabors.

Item 6.  Exhibits and Reports on Form 8-K

     a)  Exhibits -

            10.1 Retirement agreement between John C. Adams and the Company dated as of April 1, 1998.

            11    Computation of Earnings Per Share

            27    Financial Data Schedule (For SEC use only)

     b)  Reports on Form 8-K - July 22, 1998 - Announcement of Plan to
         Restructure.



                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                                   RUSSELL CORPORATION
                                                        (Registrant)



Date   August 18, 1998                             /s/ Eric N. Hoyle
    ---------------------                ---------------------------------------
                                         Eric N. Hoyle, Executive Vice President
                                              and Chief Financial Officer
                                              (For the Registrant and as
                                             Principal Financial Officer)