Form 10-Q/A
period 1998-04-05
RUSSELL CORP
filed 1998-08-24
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)



(x) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 5, 1998               Commission file number 0-1790



                               RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

                 Alabama                                      63-0180720
     (State or other jurisdiction of                       (I.R.S. Employer
     incorporation or organization)                       Identification No.)

755 Lee Street, Alexander City, Alabama                          35011
 (Address of principal executive office)                      (Zip Code)

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

EXPLANATORY NOTE

      This Form 10-Q/A is being filed for the sole purpose of adding Exhibit 10.1, Employment Agreement, dated March 31, 1998, by and between Russell Corporation (the "Company") and John F. Ward, and Exhibit 10.2, Executive Deferred Compensation and Buyout Plan, dated March 31, 1998, by and between the Company and John F. Ward, to the Company's Quarterly Report on Form 10-Q for the quarter ended April 5, 1998, which was filed on May 20, 1998 (wherein such Employment Agreement and Executive Deferred Compensation and Buyout Plan were discussed).

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

      a) Exhibits -

                10.1 Employment Agreement, dated March 31, 1998, by and between the Company and John F. Ward.

                10.2 Executive Deferred Compensation and Buyout Plan, dated March 31, 1998, by and between the Company and John F. Ward.

                11 Computation of Earnings Per Share (filed as an Exhibit to the Company's Quarterly Report on Form 10-Q for the quarter ended April 5, 1998, which was filed on May 20,
                        1998).

      b) Reports on Form 8-K - there were no reports on Form 8-K filed for the period ended April 5, 1998.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         RUSSELL CORPORATION
                                         -------------------------
                                                  (Registrant)


Date:  August 24, 1998                   /s/  ERIC N. HOYLE
                                         -------------------------
                                         Eric N. Hoyle
                                         Chief Financial Officer
                                         (For the Registrant and as
                                         Principal Financial Officer)