Form 10-Q
period 1998-10-04
RUSSELL CORP
filed 1998-11-18
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 4, 1998             Commission file number 0-1790



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing
requirements for the past 90 days. Yes   X    No
                                        ---       ---


The number of shares outstanding of each of the issuer's classes of common stock.


               Class                          Outstanding at November 16, 1998

Common Stock, Par Value $.01 Per Share                36,141,423 shares
                                                      (Excludes Treasury)

                               RUSSELL CORPORATION
                                      INDEX


                                                                                                          Page No.
                                                                                                          --------
Part I.  Financial Information:

         Consolidated Condensed Balance Sheets
              October 4, 1998 and January 3, 1998                                                            2

         Consolidated Condensed Statements of Operations --
              Thirteen Weeks Ended October 4, 1998 and October 5, 1997                                       3
              Thirty-nine Weeks Ended October 4, 1998 and October 5, 1997                                    4

         Consolidated Condensed Statements of Cash Flows --
              Thirty-nine Weeks Ended October 4, 1998 and October 5, 1997                                    5

         Notes to Consolidated Condensed Financial Statements                                                6

         Management's Discussion and Analysis of Results of Operations and Financial
              Condition                                                                                      9


Part II. Other Information                                                                                  13


         Exhibit 27 - Financial Data Schedule                                                               14

         Exhibit 99 - Additional Information Press Release Dated November 18, 1998                          15

                         PART I - FINANCIAL INFORMATION

                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                              October 4         January 3
                                                                1998              1998
                                                             ----------        ----------
     ASSETS                                                  (Unaudited)        (Audited)
     ------
Current Assets:
      Cash                                                   $    9,142        $    8,609
      Accounts receivable, net                                  287,166           242,988
      Inventories:
         Finished goods                                         313,853           286,254
         In process                                              61,572            52,498
         Raw materials and supplies                              54,373            65,476
                                                             ----------        ----------
                                                                429,798           404,228
         LIFO reserve                                           (32,837)          (34,305)
                                                             ----------        ----------
                                                                396,961           369,923
      Prepaid expenses and other current assets                  41,424            25,523
                                                             ----------        ----------

               Total current assets                             734,693           647,043
Property, Plant & Equipment, net                                522,500           526,113
Other Assets                                                     44,471            74,806
                                                             ----------        ----------

               Total assets                                  $1,301,664        $1,247,962
                                                             ==========        ==========

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current Liabilities:
      Short-term debt                                        $   97,950        $   39,256
      Accounts payable and accrued expenses                     121,157            84,878
      Current maturities of long-term debt                       32,214            21,478
                                                             ----------        ----------

               Total current liabilities                        251,321           145,612
Long-term debt, less current maturities                         328,393           360,607

Deferred Liabilities                                             83,850            76,141
Shareholders' Equity:
      Common Stock, at par value                                    414               414
      Paid-in capital                                            48,642            48,654
      Retained earnings                                         740,417           761,428
      Accumulated other comprehensive income                     (2,600)           (4,724)
                                                             ----------        ----------
                                                                786,873           805,772
      Treasury Stock, at cost                                  (148,773)         (140,170)
                                                             ----------        ----------
               Total shareholders' equity                       638,100           665,602
                                                             ----------        ----------
               Total liabilities & shareholders' equity      $1,301,664        $1,247,962
                                                             ==========        ==========



See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                13 Weeks Ended
                                                       -----------------------------
                                                         October 4         October 5
                                                           1998              1997
                                                       -----------       -----------
Net sales                                              $   377,208       $   368,274
Costs and expenses:
     Cost of goods sold                                    280,857           253,156
     Selling, general and administrative expenses           76,743            69,716
     Interest expense                                        7,589             7,585
     Other - net (income)                                   33,765               171
                                                       -----------       -----------
                                                           398,954           330,628
                                                       -----------       -----------

Income (loss) before taxes                                 (21,746)           37,646

Provision for (benefit from) income taxes                   (7,590)           14,412
                                                       -----------       -----------

     Net income (loss)                                 $   (14,156)      $    23,234
                                                       ===========       ===========

Average shares outstanding:

     Basic                                              36,206,064        36,476,360
     Diluted                                            36,354,267        36,588,211
Net income (loss) per common share:

     Basic                                             $     (0.39)      $      0.64
     Diluted                                                 (0.39)             0.64

Cash dividends per common share                        $      0.14       $      0.13


See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)

                                                                 39 Weeks Ended
                                                       ------------------------------
                                                        October 4         October 5
                                                           1998              1997
                                                       -----------       ------------
Net sales                                              $   905,261        $   896,706
Costs and expenses:
     Cost of goods sold                                    663,244            621,510
     Selling, general and administrative expenses          194,547            185,970
     Interest expense                                       21,590             20,669
     Other - net (income)                                   33,396               (639)
                                                       -----------       ------------
                                                           912,777            827,510
                                                       -----------       ------------

Income (loss) before taxes                                  (7,516)            69,196

Provision for (benefit from) income taxes                   (1,769)            26,546
                                                       -----------       ------------

     Net income (loss)                                 $    (5,747)       $    42,650
                                                       ===========        ===========

Average shares outstanding:
     Basic                                              36,300,029         37,006,327
     Diluted                                            36,373,406         37,225,406

Net income (loss) per common share:
     Basic                                             $     (0.16)       $      1.15
     Diluted                                           $     (0.16)       $      1.15

Cash dividends per common share                        $      0.42        $      0.39


See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                        39 Weeks Ended
                                                                   ------------------------
                                                                   October 4      October 5
                                                                     1998            1997
                                                                   --------       ---------
Cash Flows from Operating Activities:
     Net income (loss)                                             $ (5,747)      $  42,650
     Adjustments to reconcile net income (loss) to
          cash provided by (used in) operating activities:
               Depreciation and amortization                         55,772          57,912
               Deferred income taxes                                 (5,354)          3,355
               Gain on sale of equipment                                (20)           (767)
               Restructuring and other unusual charges               49,663              --
               Changes in assets and liabilities:
                    Accounts receivable                             (56,360)       (122,156)
                    Inventories                                     (35,093)        (50,587)
                    Prepaid expenses and other current assets        (7,273)         (4,651)
                    Other assets                                      3,923          (3,070)
                    Accounts payable and accrued expenses            38,154          22,812
                    Income taxes payable                             (3,466)         (8,142)
                    Pension and other deferred liabilities            8,133             248
                                                                   --------       ---------

     Net cash provided by (used in) operations                       42,332         (62,396)

Cash Flows from Investing Activities:
     Purchases of property, plant & equipment                       (55,063)        (47,058)
     Proceeds from the sale of property, plant & equipment              603           2,225
                                                                   --------       ---------

     Net cash used in investing activities                          (54,460)        (44,833)

Cash Flows from Financing Activities:
     Short-term borrowings                                           58,449          79,248
     Long-term borrowings                                                 0         125,000
     Payments on long-term debt                                     (21,478)        (30,773)
     Dividends on Common Stock                                      (15,264)        (14,405)
     Cost of Common Stock for treasury                               (9,414)        (49,775)
     Distribution of treasury shares                                    799           4,300
                                                                   --------       ---------

     Net cash provided by financing activities                       13,092         113,595

Effect of exchange rate changes on cash                                (431)           (113)
                                                                   --------       ---------

     Net increase in cash                                               533           6,253

Cash balance at beginning of period                                   8,609           7,355
                                                                   --------       ---------

Cash balance at end of period                                      $  9,142       $  13,608
                                                                   ========       =========


See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements



1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 4, 1998, and January 3, 1998, and the results of operations and cash flows for the thirteen and thirty-nine week periods ended October 4, 1998, and October 5, 1997.

     The accounting policies followed by the Company are set forth in Note One to the Company's consolidated financial statements in Form 10-K for the year ended January 3, 1998.

2. The results of operations for the thirteen and thirty-nine weeks ended October 4, 1998, are not necessarily indicative of the results to be expected for the full year. The financial statements for the nine months ended October 4, 1998 are inclusive of a non-recurring charge, recorded in the first quarter, of approximately $8 million related to the retirement, and subsequent replacement of, the Chairman, President and Chief Executive Officer of the Company.

     On July 22, 1998, the Company announced its intent to undertake a major restructuring to improve the Company's global competitiveness. It was further announced that management expected the Company to incur charges associated with the restructuring and reorganization in the range of $100 to $125 million after tax. It is anticipated that the restructuring will occur over the next three years. The current accounting period includes charges amounting to $61,078,000 pre-tax, $39,407,000 after-tax, or $1.09 on a per share basis, as part of the previously announced restructuring charges.

     For the quarter, $15,015,000 of the pre-tax charge was reflected in cost of goods sold with the write down of certain inventories associated with the exiting of certain businesses and severance accruals associated with the closing of certain operations. Approximately $12,368,000 of the pre-tax charge was included in selling, general and administrative expense, reflecting the disposition of certain accounts receivables and expenses related to the consolidation of certain warehousing operations. The balance of the charges, $33,695,000, is reflected as a loss in other income and expense and consists of write-down of assets (machinery, equipment and facilities) to fair value, the reduction of the carrying value of goodwill to the discounted expected future cash flows of the associated entities and the recognition of remaining minimum royalty amounts due under certain licensing agreements associated with businesses in which the Company will no longer participate.

     Recording the charges associated with the Company's restructuring plan has caused the Company's interest coverage ratio to fall below the ratio required in agreements related to the Company's long term debt. The Company has reached agreement in principal with primary lenders and at this time believes that the covenants will be amended to exclude the impact of the restructuring charges. There exists no other violations of loan covenants, therefore, the debt has been classified as short-term or long-term according to its terms. The Company's restructuring plan is intended to improve asset utilization and should not have a negative impact on the Company's ability to perform under these agreements.

3. On November 17, 1998, a Jefferson County, Alabama jury returned a verdict in Sullivan, et al. V. Russell Corporation, et al. Five plaintiff families were awarded a total of $155,200 in compensatory property damages and $52,398,000 in punitive damages from the three defendants, Russell Corporation, Avondale Mills, Inc. and Alabama Power Company. Allegations in the case were that two of the defendants', including Russell Corporation, textile discharges in the Alexander City, Alabama wastewater treatment plant, the subsequent treatment by the City of Alexander City and discharge into Lake Martin constituted a nuisance and indirect trespass. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. The plaintiffs alleged mental anguish but no damages were granted for this claim. No allegation of personal injury was made in the case.

     The evidence was uncontroverted that Russell Corporation is in compliance with its permit issued by the Alabama Department of Environmental Management (ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and will immediately initiate, and vigorously pursue, post-trial motions and appellate proceedings.

     As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no adjustment has been recorded for the period ended October 4, 1998.

4. In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. The statement is intended to simplify the earnings per share calculation by excluding common stock equivalents from the calculation. The Company adopted FASB Statement No. 128 in 1997, consequently, prior periods presented have been restated. Earnings per share calculated in accordance with SFAS 128 is as follows:

                                                     13 Weeks Ended                   39 Weeks Ended
                                             -----------------------------     -----------------------------
                                                 10/4/98         10/5/97           10/4/98          10/5/97
                                             ------------      -----------     ------------      -----------
    Net Income (loss)                        $    (14,156)     $    23,234     $     (5,747)     $    42,650

    Basic Calculation:

    Average shares outstanding                 36,206,064       36,476,360       36,300,029       37,006,327
                                             ------------      -----------     ------------      -----------

    Net income (loss) per share-basic        $      (0.39)     $      0.64     $      (0.16)     $      1.15
                                             ============      ===========     ============      ===========

    Diluted Calculation:

    Average shares outstanding                 36,206,064       36,476,360       36,300,029       37,006,327

    Net common shares issuable
    on exercise of certain stock options          148,203          111,851           73,377          219,079
                                             ------------      -----------     ------------      -----------

                                               36,354,267       36,588,211       36,373,406       37,225,406
                                             ------------      -----------     ------------      -----------

    Net income (loss) per share-diluted      $      (0.39)    $       0.64    $       (0.16)     $      1.15
                                             ============      ===========     ============      ===========


5. Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" establishes new rules for reporting comprehensive income and its components. SFAS 130 is effective for periods beginning after December 15, 1997, and was adopted by the Company for the fiscal year beginning January 4, 1998. There was no impact on net income (loss) or shareholders' equity from the adoption of the statement.

     For the periods ending October 4, 1998, and October 5, 1997, accumulated other comprehensive income as shown in the consolidated balance sheets was comprised of foreign currency translation adjustments which prior to adoption was reported separately in shareholders' equity. The components of comprehensive income, net of tax, for these periods were as follows:

                                               13 Weeks Ended             39 Weeks Ended
                                           ---------------------      ---------------------
                                           10/4/98       10/5/97      10/4/98       10/5/97
                                           -------       -------      -------       -------
          (In thousands)

          Net income (loss)                $(14,156)     $ 23,234      $(5,747)     $ 42,650

          Translation adjustment              1,472        (3,311)       2,124        (3,229)
                                           --------      --------      -------      --------

          Comprehensive income (loss)      $(12,684)       19,923       (3,623)     $ 39,421
                                           ========      ========      =======      ========

6. In June, 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and for Hedging Activities. SFAS 133 provides a comprehensive standard for the recognition and measurement of derivatives and hedging activities. SFAS 133 requires all derivatives to be recorded on the balance sheet at fair value and establishes "special accounting" for the different types of hedges. Though the accounting treatment and criteria for each type of hedge is unique, they all result in recognizing the offsetting changes in value or cash flows of both the hedge and the hedged item in earnings in the same period. Changes in the fair value of derivatives that do not meet the hedge criteria are included in earnings in the period of the change. The Company plans to adopt SFAS 133 in the year 2000, but has not yet completed its analysis of the impact, if any, that SFAS 133 may have on its financial statements.

                              RUSSELL CORPORATION
                    Management's Discussion and Analysis of
                 Results of Operations and Financial Condition

RESULTS OF OPERATIONS

     The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's earnings during the periods included in the accompanying consolidated condensed statements of operations.

     A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:

                                                                    Comparison of
                                            --------------------------------------------------------------
                                                   13 Weeks                                39 Weeks
                                                 Ended 10/4/98                           Ended 10/4/98
                                                  and 10/5/97                             and 10/5/97
                                            ---------------------                  ------------------------

                                                                  Increase (Decrease)
                                                                (Dollars in Thousands)

Net sales                                   $   8,934        2.4%                  $   8,555      1.0%

Cost of goods sold                             27,701       10.9                      41,734      6.7

Selling, general and
         administrative expenses                7,027       10.1                       8,577      4.6

Interest expense                                    4        0.1                         921      4.5

Other - net                                   (33,594)       n/a                     (34,035)     n/a

Income (loss) before taxes                    (59,392)       n/a                     (76,712)     n/a

Provision for (benefit from)                  (22,002)       n/a                     (28,315)     n/a
             income taxes

Net Income (loss)                             (37,390)       n/a                     (48,397)     n/a

     In a press release dated July 22, 1998, the Company announced its intent to restructure certain operations and record related charges of between $100-$125 million after-tax. This restructuring is intended to increase shareholder returns through improved asset utilization and cost reductions along with increased marketing efforts. The Company expects to record these charges over a three-year period beginning with the third quarter of 1998.

     Included in the current 13 week period and the current 39 week period, are charges as part of that plan of $61,078,000 pre-tax, $39,407,000 after-tax or, $1.09 on a per share basis.

     Net sales for the quarter were up 2.4% to $377,208,000 versus the similar period in 1997. For the comparable 39 week period, sales were up 1%.

     Sales increases were strongest early in the quarter, and slowed in the last month as warmer weather impacted retailer sales of the Company's fleece products. Pricing pressures remained, as a major competitor led another round of price reductions in the distributor/screenprint channel.

     Sales level increases at Cross Creek and the Jerzees brand offset slight declines in Russell Athletic and International. Margins were down, 25.5% versus 31.3%, as the previously mentioned charges associated with restructuring and price deterioration impacted the quarter.

     Selling, general and administrative expenses increased to 20.3% of sales for the quarter, versus 18.9% in the third quarter of 1997. Again, the expenses reflects charges associated with the announced restructuring, primarily accounts receivable. Additionally, for the 39 week period, expenses included an approximately $8 million non-recurring charge related to the retirement, and subsequent replacement of, the Chairman, President, and Chief Executive Officer of the Company.

     The net result was a loss of $14,156,000 for the quarter, compared to a profit of $23,234,000 in the previous year's third quarter, resulting in a loss of $5,747,000 year-to-date versus income of $42,650,000 last year.

Liquidity and Capital Resources

     The financial condition of the Company remains strong. At the end of the quarter the current ratio was 2.9:1, the same as the like period of 1997. Debt to total capitalization was 34.0% at the end of the quarter versus 35.1% at October 5, 1997.

     Required cash for inventories, purchases of property, plant and equipment, dividends, prepaid expenses, and treasury stock was provided from income net of non-cash charges, accounts receivable and short-term borrowings. The Company maintained $286 million of informal lines of credit at the end of the quarter.

     Recording the charges associated with the Company's restructuring plan has caused the Company's interest coverage ratio to fall below the ratio required in agreements related to the Company's long term debt. The Company has reached agreement in principal with primary lenders and at this time believes that the covenants will be amended to exclude the impact of the restructuring charges. There exists no other violations of loan covenants, therefore, the debt has been classified as short-term or long-term according to its terms. The Company's restructuring plan is intended to improve asset utilization and should not have a negative impact on the Company's ability to perform under these agreements.

     The Company utilizes two interest rate swap agreements in the management of its interest rate exposure. These agreements effectively convert a portion of the Company's interest rate exposure from a fixed to a floating rate basis and from a floating rate to a fixed rate basis. The effect of these agreements was to effectively lower interest expense on the Company's long-term debt in the first three quarters.

     The Company periodically enters into futures contracts as hedges for its purchases of cotton inventories. Gains and losses on these hedges are deferred and reflected in cost of sales as such inventories are sold. Purchasing futures contracts not only limits the risk of price increases, but also limits the Company's ability to benefit from future price decreases. At October 4, 1998, the Company had outstanding futures contracts that, when combined with other contracts and inventories, exceeded the Company's anticipated remaining 1998 cotton requirements.

Subsequent Event

     On November 17, 1998, a Jefferson County, Alabama jury returned a verdict in Sullivan, et al. V. Russell Corporation, et al. Five plaintiff families were awarded a total of $155,200 in compensatory property damages and $52,398,000 in punitive damages from the three defendants, Russell Corporation, Avondale mills and Alabama Power Company. Allegations in the case were that two of the defendants, including Russell Corporation, textile discharges in the Alexander City, Alabama wastewater treatment plant, the subsequent treatment by the City of Alexander City and discharge into Lake Martin constituted a nuisance and indirect trespass. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. The plaintiffs alleged mental anguish but no damages were granted for this claim. No allegation of personal injury was made in the case.

     The evidence was uncontroverted that Russell Corporation is in compliance with its permit issued by the Alabama Department of Environmental Management
(ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and will immediately initiate, and vigorously pursue, post-trial motions and appellate proceedings.

     As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no adjustment has been recorded for the period ended October 4, 1998.

Year 2000 Disclosure Statement

     The Company has been involved in an organized program to assure that the Company's information technology systems and related infrastructure will be Year 2000 compliant. These efforts began in July of 1996 with the assignment of a full-time coordinator of the Year 2000 Compliance. The project initially involved the computer applications which support the parent company.

     The initial phase of the corporate project involved the inventory and analysis of existing information systems. From this analysis a plan for remediation was formulated and put into action in January of 1997. This plan is now ninety percent complete in bringing these systems into Year 2000 compliance with 19,458 actual hours expended against a planned 21,393 hours. The planned completion date for testing and implementation of this phase is March 31, 1999.

     The second phase of the corporate project was to inventory, analyze and test the infrastructure that involves imbedded microchips. This phase began in January of 1998 and has identified 3,741 unique products (hardware and models, software and releases) that are being certified through vendor certification and testing where possible. To date 1,844 or forty-nine percent of these products have been certified. The planned completion date for this phase is June of 1999.

     The Year 2000 corporate project was expanded into a third phase to include the Cross Creek and DeSoto Mills subsidiaries under the same project format and phases as the parent company. DeSoto Mills is one hundred percent complete in remediation of business and manufacturing systems and has certified twenty-two percent of infrastructure products. The Cross Creek subsidiary is forty-four percent complete on remediation of information systems and has certified sixty-four percent of infrastructure products.

     The fourth phase of the Year 2000 project involves the identification, analysis and certification of suppliers of materials and services to the Company. Two thousand five hundred and fifty-five suppliers have been identified and have been individually contacted by questionnaires, letters and telephone contacts to determine their compliance status and ability to service the Company in the Year 2000. If it is determined that a supplier will be in non-compliance or of questionable compliance, contingency plans will be developed to address the need, including the selection and introduction of new suppliers.

     The fifth phase of the Year 2000 project involves an assessment of the major customers of the Company and their Year 2000 readiness. A questionnaire is being mailed in November 1998 to two hundred customers to begin the assessment of their Year 2000 status and their potential as a viable customer in the Year 2000.

     The Year 2000 efforts in the Russell UK subsidiary involves the replacement of purchased application software. The first phase of this project was to identify and select an information systems software solution that would meet the business needs of the subsidiary and resolve the Year 2000 issue. The progress to date has been to select a software solution and to conduct a pilot project for acceptance. This has been completed and the implementation project is scheduled to be completed by the end of June 1999. The second phase of the Russell UK project was the identification of infrastructure products. Fifty-nine products were identified with twenty-five percent being certified as compliant to date.

     Management has determined that the costs for correction of the Year 2000 issues are expected to total approximately $1,770,000 with $1,470,000 being expended through the end of 1998. The Year 2000 project is being funded out of normal operating funds.

     Senior management receives monthly updates on the progress of this project by each individual phase. The Year 2000 compliance project is a priority project for the Company and especially the IT department. Other IT projects, including upgrade of certain existing systems and implementation of new systems, continue while the Year 2000 project is being accomplished.

     At the present time the Company does not have a contingency plan to operate in the event that its business systems are not Year 2000 compliant. If further systems testing and supplier analysis were to indicate that there is a substantial risk to the Company's ability to operate effectively, a contingency plan will be developed in those areas affected.

     This document contains Year 2000 Readiness Disclosures as defined in the Year 2000 Information and Readiness Disclosure Act, P.L.105-271 (Oct 19, 1998). Accordingly, this disclosure, in whole or in part, is not, to the extent provided in the act, admissible in any state or federal civil action to prove the accuracy or truth of any Year 2000 statements contained herein.

New Accounting Pronouncement

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

PART II - OTHER INFORMATION



Item 5.   Other Information

     Press release relating to Sullivan, et al. V. Russell Corporation, et al. as described above, is included herewith as exhibit 99.

Item 6.   Exhibits and Reports on Form 8-K

     Exhibit 99 Press release relating to Sullivan, et al. V. Russell Corporation, et al.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                                RUSSELL CORPORATION
                                      ---------------------------------------
                                                   (Registrant)



Date      November  18, 1998                      /s/Eric N. Hoyle
     --------------------------       ---------------------------------------
                                      Eric N. Hoyle, Executive Vice President
                                           and Chief Financial Officer
                                           (For the Registrant and as
                                           Principal Financial Officer)