Form 10-K405
period 1999-01-02
RUSSELL CORP
filed 1999-04-01
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

  X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 ---  EXCHANGE ACT OF 1934

                    For the fiscal year ended January 2, 1999

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ------------------

Commission file number 0-1790

                               RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

             Alabama                                     63-0180720
 (State or other jurisdiction of                      (I.R.S. Employer
  incorporation or organization)                     Identification No.)

               755 Lee Street
          Alexander City, Alabama                        35011-0272
    (Address of principal executive offices)             (Zip Code)

     Registrant's telephone number, including area code:  (256)500-4000

          Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
            Title of Each Class                 on Which Registered
            -------------------                 -------------------

     Common Stock, $.01 par value              New York Stock Exchange
                                               Pacific Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of March 25, 1999, was approximately $506,327,764.

         As of March 25, 1999, there were 34,601,892 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).

                                                                    Continued --

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Shareholders Report for the year ended January 2, 1999 are incorporated by reference into Parts I, II and IV.

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 1999 are incorporated by reference into Part III.

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

         On July 22, 1998, the Company announced its intention to undertake a major restructuring and reorganization to improve the Company's global competitiveness. Elements of the multi-year strategic plan that were announced include: the closing of approximately 25 of the Company's 90 worldwide facilities over the next three years, including selected manufacturing plants, distribution centers and offices; expanding production outside the United States; consolidating and downsizing the licensed products businesses; disposing of owned shopping center real estate; reorganizing the corporate structure; establishing a dual headquarters in the metropolitan Atlanta area; and other cost savings activities. It is anticipated that the three-year plan will ultimately reduce costs by approximately $80 million pre-tax annually and result in the elimination of 4,000 domestic positions.

         During 1998, the Company exited the business of certain licensing markets of various professional sport leagues and teams, and certain other licensing agreements as part of the Company's licensed products operation. The Company remains active in the collegiate licensing business and continues to be a major supplier to certain outlets of licensed products, such as college bookstores and sports shops. The discontinued businesses include headwear, or logoed caps, a business which was sold in the fourth quarter of 1998.

         Also during 1998, as part of the multi-year strategic plan, the Company moved substantial sewing operations to both company owned and contractor locations in Central America and Mexico. At year-end 1998, approximately 40% of the Company's sewing capacity for domestic consumption was domiciled outside the U.S. The Company closed four domestic sewing facilities and reconfigured two others. The Company has realigned the remaining operation in order to accommodate a more orderly and efficient product flow of goods throughout the Company's manufacturing processes. Management also reassessed its decoration and distribution capabilities' system and facilities and also closed 34 company operated retail outlet stores in 13 states during 1998.

         In total, approximately 2,000 employees had been notified of their termination and separation and had received the details of their individual severance packages as of year-end.

         Of the Company's total revenues, more than 95 percent was derived from the sale of completed apparel, with the balance from woven fabrics. During the two previous fiscal years ending January 3, 1998 and January 4, 1997, completed apparel accounted for more than ninety percent of total revenues. Foreign and export sales for 1998 were 10.7%. In each of the immediately preceding two years foreign and export sales were 11.0% and 10.5%, respectively. One customer, Wal-Mart Stores, Inc. and affiliates, accounted for
19.0 percent of total revenues in 1998, 18.8 percent in 1997 and 17.1 percent in 1996.

         The Company produces athletic uniforms for most recognized sports activities and for players of all ages and sizes. These products are marketed to professional, collegiate, high school, and other teams as well as to individuals. Knitted apparel, such as T-shirts, fleece sweatshirts and sweatpants, pullovers, jackets, and other similar knitted products, is produced for the general consumer market. Product lines also include placket shirts, turtlenecks and other golf apparel. The Company also produces sports and casual socks including tube, quarter anklet and crew socks for men, women and children. Woven fabrics are produced and sold to other apparel manufacturers.

         The Company's principal manufacturing facilities are located in and around Alexander City, Alabama. It also operates additional plants in other communities in Alabama, Florida, Georgia, North Carolina and Virginia. The Company owns apparel assembly facilities in Mexico and Honduras. Warehousing and shipping is conducted in Alexander City, Ft. Payne and Montgomery, Alabama; and Mt. Airy, North Carolina. The primary manufacturing and distribution facilities for the International Division are at Russell Corp. UK Limited, located in and around Livingston, Scotland. The Company also maintains warehouses in Mexico, Brazil and Australia.

         As a vertically integrated operation, the Company converts raw fibers into finished apparel and fabrics utilizing company-owned facilities, as well as contractors and general suppliers for spinning, knitting and weaving, dyeing and finishing, and cutting and sewing operations. Generally, the Company produces most of the yarns, other than textured and filament yarns, used in the manufacturing process. As a result of its integrated production process, all functions required to produce finished apparel and fabrics can be performed by the Company without reliance upon outside contractors. The Company is not, however, solely reliant on owned facilities and operations, particularly in apparel assembly. Approximately 40 percent of its products for domestic consumption were assembled at offshore contractors, owned offshore operations, and other vendors at year end 1998.

         The Company benefits from flexibility in its production scheduling capability, permitting it to shift product emphasis as markets improve, change or temporarily decline for particular products. This ability to respond quickly to market changes has enabled the Company to manage the utilization of its manufacturing capacity.

         The Company's revenue and income are subject to seasonal variations in all segments. However, due to the time which may elapse between the placement of orders and shipment of goods, prices may or may not immediately reflect changes in the Company's cost of raw materials and other costs. Working capital needs may change with the increase or decrease in inventories or accounts receivable as a result of a variety of credit terms and time between production and shipments. Production schedules are based upon current orders, the history of customer orders, market research, and similar factors. The Company has no meaningful backlog figures.

         The Company does not hold any significant patents, franchises or concessions in any of its segments. The Company's ability to manufacture and sell certain licensed apparel products is dependent upon licenses held by the Company to utilize various trademarks and tradenames on such apparel. The licenses are subject to periodic renewal and negotiation and certain minimum payments.

                                    SEGMENTS


         The Company has three reportable segments: Activewear, International and "All Other". These reportable segments offer various similar products and/or operate in various locations. The reportable segments are each managed separately because they manufacture and distribute different types of products. The segment information found in Note 11 on pages 40 and 41 of the 1998 Annual Report to Shareholders is hereby incorporated by reference.

         Activewear - The Company's Activewear segment consists of three brands that sell the following products to sporting goods dealers, department and specialty stores, mass merchants, wholesale clubs, college bookstores, screen printers, distributors, golf pro shops, and mail order catalogs: t-shirts, fleece products, such as sweat shirts and pants, athletic uniforms, and knit shirts.

         The Activewear segment consists of the primary operations of the Company's Jerzees(R), Russell Athletic(R) and Cross Creek(R) brands. Activewear is sold by a combination of a salaried, company-employed sales force and commission agents.

         The Activewear segment utilizes company owned manufacturing facilities to produce product, as well as utilizing contractors or other vendors for components in the manufacturing process or for the procurement of finished product. Generally, company-owned and operated manufacturing facilities for Activewear consist of fabrication, dyeing and finishing, cutting, and sewing.

         Fabrication is the process of converting yarn, provided by the Company's yarn unit (included in "All Other") or purchased from a third party, into cloth or fabrics. This is done through the process of single knitting, supplemented by smaller operations of double knitting and warp knitting. These operations are conducted in three plant locations in Alexander City with additional locations in Wetumpka, Alabama and Mt. Airy, North Carolina.

         These fabrics are then dyed and finished by a contractor or in company-owned facilities in Alexander City, Wetumpka and Sylacauga, Alabama and Mt. Airy, North Carolina. The dyeing and finishing processes impart and affect the appearances, the hand (feel), color fastness, uniformity, shade, and stability (retention and form) of the fabric.

         Cutting and sewing operations for Activewear are currently located in plants in United States, Mexico and Honduras.

         International - The International strategic business unit manufactures and distributes activewear products under the Jerzees(R), Russell Athletic(R) and Cross Creek(R) brands throughout various countries outside the United States and Canada. This segment's major market is Europe, where the Company engages in both manufacturing and marketing of activewear, similar to the processes described above for the Activewear segment.

         All Other - Other segments that do not meet the quantitative thresholds for determining reportable segments manufacture yarn, manufacture and sell fabrics to other apparel manufacturers and manufacture and sell socks to mass merchants.

         Russell Fabrics designs, manufactures and markets quality woven fabrics of cotton, polyester and cotton/polyester blends in a variety of patterns, colors and constructions to other apparel manufacturers, primarily for the manufacture of school and industrial uniforms.

         DeSoto Mills is a manufacturer of popularly priced socks for men, women and children under the Company's Jerzees(R) and Russell Athletic(R) brands, through a company-employed sales force principally to discount retailers and wholesale clubs markets.

         Russell Yarn consists of the spinning of yarns, the process by which fibers of raw cotton or blends of cotton and synthetic fibers are converted into continuous strands. Yarn uniformity and strength are the principal characteristics which materially affect the efficiency of subsequent manufacturing processes and the quality of the finished fabrics or apparel. This unit manufactures a variety of yarn sizes primarily for use in the balance of the Company's manufacturing processes.

         Russell Yarn purchases synthetic fibers from one principal supplier. There are approximately four major producers of such fibers in the United States. The Company purchases cotton from various merchants.

         This unit has experienced no material difficulty in purchasing adequate supplies, and does not presently anticipate any difficulties in the future. Russell Yarn has no long-term contracts for the supply of raw materials and is, therefore, subject to market price fluctuations.

                                   COMPETITION

         The textile-apparel industry in all of the Company's business segments is keenly competitive, and the Company has many domestic and foreign competitors, both large textile-apparel companies and smaller concerns. While the sales of a number of manufacturers are substantially greater than those of the Company, no single manufacturer dominates the industry.

                                    EMPLOYEES

         As of January 2, 1999, the Company had 15,737 employees in total, as follows:

                           Activewear                            12,582
                           International                            771
                           All Other                              1,987
                           Shared                                   397

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

         Some forward-looking statements concern anticipated sales levels, cost estimates and resulting earnings that are not necessarily indicative of subsequent periods due to the mix of future orders, at once orders and product mix changes, which may vary significantly from year to year or quarter to quarter, and the timing and effect of the Company's restructuring and reorganization program. These forward-looking statements are based upon assumptions the Company believes are reasonable; however, such statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied or contemplated by, these statements. These risks and uncertainties include, but are not limited to, the overall level of consumer spending for apparel; the financial strength of the retail industry; actions by competitors that may impact the Company's business (including in particular changes in pricing); the existence of excess capacity in the Company's industry; changes in prices of raw materials used in the Company's manufacturing processes; the ability of the Company to reduce cost in more labor-intensive segments of the manufacturing process; the success of planned advertising, marketing and promotional campaigns and international activities; changes in customer relationships; the impact of economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control; and other risks and uncertainties discussed or indicated in other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM     2.  Properties

         The Company's principal executive offices, manufacturing plants and research facilities are located in Alexander City, Alabama, with additional plants in Alabama, Florida, Georgia, North Carolina, Virginia, Mexico, Honduras, and Scotland. As previously noted, the Company will be establishing a dual headquarters in Atlanta, Georgia during 1999. The Company has no material mortgages on any of its real property or manufacturing machinery except for capitalized lease obligations (see Note 2 of Notes to Consolidated Financial Statements), and believes that all of its properties are well maintained and suitable for its operations and are currently fully utilized for such purposes, excluding plants closed in 1998 that are held for resale.

         The Company utilizes an aggregate of approximately 10,422,000 square feet of manufacturing, warehousing and office facilities. The following table summarizes the approximate areas of such facilities:


                                                                                                        Total
       Primary Use                  Activewear     International       All Other     Shared          Square Feet
       -----------                  ----------     -------------       ---------     ------          -----------
Spinning                                                                1,536,000                      1,536,000
Knitting and Weaving                    941,000                           112,000                      1,053,000
Dyeing and Finishing                    905,000                            96,000                      1,001,000
Cutting and Sewing                    2,076,000                                                        2,076,000
Warehousing and Shipping              2,906,000                           285,000                      3,191,000
Retail/Outlet Stores                     12,000                                                           12,000
Executive Offices,
   Maintenance Shops and
   Research and Development
   Facilities                                                                         729,000            729,000
Scotland                                                427,000                                          427,000
Mexico                                  104,000         151,000                                          255,000
Honduras                                142,000                                                          142,000

         All presently utilized facilities in the U.S. are owned, except the sewing plant located in Columbia, Alabama, and the regional sales offices (see Notes 2 and 9 of Notes to Consolidated Financial Statements).


ITEM     3.  Legal Proceedings

         The Company is a party to various lawsuits arising out of the conduct of its business, the majority of which, if adversely determined, would not have a material adverse effect upon the Company.

         In the fourth quarter of 1998, a Jefferson County, Alabama, jury returned a verdict in Sullivan, et al. v. Russell Corporation, et al. Five plaintiff families were awarded a total of $155,200 in compensatory damages for property damage and $52,398,000 in punitive damages from the three defendants, The Company, Avondale Mills and Alabama Power Company. Allegations in the case were that textile discharges of two of the defendants, including The Company, into the Alexander City wastewater treatment plant, the subsequent treatment by the City of Alexander City and discharge into Lake Martin constituted a nuisance and indirect trespass. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. The plaintiffs alleged mental anguish but no damages were granted for this claim. No allegation of personal injury was made in the case.

         The evidence was uncontroverted that The Company is in compliance with its permit issued by the Alabama Department of Environmental Management (ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, The Company believes the verdict is contrary to the evidence and under the applicable law, no damages should have been awarded. Subsequent to fiscal year end, the trial court denied motions by the Company and its co-defendants for a judgment in their favor as a matter of law, a new trial or a reduction in the punitive damages awarded. The matter has now been appealed to the Alabama Supreme Court, and the Company will vigorously pursue such appeal. If such appeal proves to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements. Subsequent to fiscal year end, an additional lawsuit was filed in the same Alabama state court where the Sullivan case was filed. The plaintiffs in this new matter allege substantially the same injuries as were alleged by the Sullivan plaintiffs.

ITEM     4.  Submission of Matters to a Vote of Security Holders

         None.

EXECUTIVE OFFICERS OF THE COMPANY

         "Election of Directors" on pages one through four of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 is incorporated herein by reference.

         Additional executive officers who are not directors are as follows:

                                                  Officer
                  Name              Age             Since                   Position
                  ----              ---             -----                   --------

         Steve R. Forehand           43              1987        Assistant General Counsel
                                                                  and Assistant Secretary

         Michael W. Hager            55              1998        Senior Vice President,
                                                                  Human Resources

         Floyd G. Hoffman            56              1999        Senior Vice President,
                                                                  General Counsel and
                                                                  Secretary

         K. Roger Holliday           40              1988        Vice President, Investor
                                                                  Relations and Treasurer

         Thomas R. Johnson, Jr.      56              1989        Senior Vice President
                                                                  and Chief Executive
                                                                  Officer, Yarn

         Jonathan Letzler            42              1998        Senior Vice President and
                                                                  Chief Executive
                                                                  Officer, Jerzees

         W. J. Spires, Jr.           53              1988        Vice President and Chief
                                                                  Executive Officer,
                                                                  Cross Creek

         JT Taunton, Jr.             56              1983        Senior Vice President and
                                                                  Chief Executive Officer,
                                                                  Fabrics and Services

         D. W. Wachtel               60              1991        Senior Vice President and
                                                                  Chief Executive Officer,
                                                                  Russell Athletic

         Larry E. Workman            55              1987        Controller

         Nancy N. Young              50              1998        Vice President,
                                                                  Communications and
                                                                  Community Relations

         Mr. Forehand, employed by the Company in 1985 as Director of Taxes, served as Assistant Secretary from 1987 to 1988 and Secretary 1989 to 1998. Prior to joining the Company, he was engaged in the private practice of law.

         Mr. Hager was employed by the Company in 1998 in his current position. Prior to joining the company, he was with Banc One Corporation, most recently as Senior Vice President since 1993.

         Mr. Hoffman was employed by the Company in 1999 in his current position. Prior to joining the Company, he was most recently Vice
President-General Counsel and Secretary for OSI Industries, Inc. since 1996. Prior to that, he was Vice President-Deputy General Counsel and Assistant Secretary for Sara Lee Corporation.

         Mr. Holliday, employed by the Company since 1986, was named Vice President, Investor Relations in 1998, and Treasurer in 1996. He served as President of the Licensed Products Division from 1994 to 1996, President of the Knit Apparel Division from 1991 until 1994 and Assistant Treasurer from 1988 to 1991.

         Mr. Johnson, employed by the Company since 1989, most recently served as Executive Vice President, Manufacturing. Prior to that, he was Vice President, Greige Manufacturing. Prior to joining Russell, he served as Operations Manager for Eden Yarns, Inc. from 1987 to 1989 and as a Plant Manager for Avondale Mills from 1984 to 1987. Prior to that, Mr. Johnson was employed by Chicopee, a division of Johnson & Johnson.

         Mr. Letzler was employed by the Company in 1998 in his current position. Prior to joining the Company, he was with Sara Lee Corporation, since 1980, most recently as President of Hanes Hosiery and prior to that President of the Hanes Printables Division.

         Mr. Spires, employed by the Company in 1969, was elected President, Cross Creek Apparel, Inc. in 1993. Prior to that, he served from 1988 to 1993 as Vice President, Services, where he directed the Company's Distribution, Transportation and Information Services activities. Prior to 1988, Mr. Spires held several management positions with Russell in both sales and operations.

         Mr. Taunton, employed by the Company since 1973, most recently served as Executive Vice President, Sales and Marketing. Prior to that, he served as President of the Fabrics Division from 1988 to 1993.

         Mr. Wachtel, employed by the Company in 1976, was most recently President of the Athletic Division since 1991. He formed the Mid-South Regional Office in 1980 and formed the Mid-Southeast Sales Office in 1986. He was General manager of Russell Athletic, Inc. in Snellville, Georgia from 1989 to 1990 and Vice President, Sales in the Athletic Division from 1990 to 1991.

         Mr. Workman, employed by the Company since 1969 as an accountant, served as Manager, Cost Accounting from 1970 to 1987.

         Ms. Young was employed by the Company in 1998 in her current role. Prior to joining the Company, she was with Sara Lee Corporation since 1984, most recently as Director, Corporate Affairs and Community Relations.

         All executive officers and all other officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

                                     PART II


ITEM     5.     Market for the Registrant's Common
                Equity and Related Stockholder Matters

         "Dividend and Market Information" on the inside back cover and in Note 2 to Consolidated Financial Statements on page 34 of the Annual Shareholders Report for the year ended January 2, 1999 are incorporated herein by reference.

         The approximate number of holders of the Company's common stock at March 10, 1999 was 8,000.


ITEM     6.     Selected Financial Data

         "Ten Year Selected Financial Data" on pages 22 and 23 of the Annual Shareholders Report for the year ended January 2, 1999, is incorporated herein by reference with respect to fiscal years 1998, 1997, 1996, 1995 and 1994.


ITEM     7.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 27 of the Annual Shareholders Report for the year ended January 2, 1999, is incorporated herein by reference.

ITEM  7.A.      Quantitative and Qualitative Disclosures About Market Risk

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 27 and Note 4 on pages 34 and 35 of the Annual Shareholders Report for the year ended January 2, 1999, is incorporated herein by reference.

         Russell is exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. The objective of financial risk management at Russell is to minimize the negative impact of interest rate, foreign exchange rate and commodity price fluctuations on the Company's earnings, cash flows and equity. To manage these risks, Russell uses various derivative financial instruments, including interest rate swap agreements, forward currency exchange contracts and commodity futures contracts. Russell only uses commonly traded instruments. These contracts are entered into with major financial institutions, thereby minimizing the risk of credit loss. Also, refer to Notes 1 and 4 to the consolidated financial statements for a more complete description of Russell's accounting policies and use of such instruments.

         The following analyses present the sensitivity of the market value, earnings and cash flows of Russell's financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes occurred at January 2, 1999. The range of changes chosen for these analyses reflect Russell's view of changes which are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact Russell's business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis

         At January 2, 1999, Russell has debt totaling $368,165,000 and two interest rate swap agreements with notional values totaling $113,000,000. Interest rate swaps are entered into as a hedge of underlying debt instruments to effectively change the characteristics of the interest rate without altering the debt instrument. At January 2, 1999, the interest rate swap agreements converted $70,000,000 of outstanding variable rate debt to fixed rate debt for a period of time and converted $43,000,000 of outstanding fixed rate debt to variable rate debt for a period of time. For fixed rate debt, interest rate changes affect the fair market value but do not impact earnings or cash flows. Conversely for variable rate debt, interest rate changes generally do not affect the fair market value but do impact future earnings and cash flows, assuming other factors are held constant.

         At January 2, 1999, after adjusting for the effect of interest rate swap agreements, Russell has fixed rate debt of $305,450,000 and variable rate debt of $62,715,000. Assuming all other variables remain constant, a one percentage point increase in interest rates would decrease the fair market value of the fixed rate debt by approximately $21,048,000. At January 2, 1999 the annual pre-tax earnings and cash flow impact resulting from a one percentage point increase in interest rates would be approximately $1,353,000, holding other variables constant.

Currency Rate Exchange Sensitivity

         Foreign currency exposures arising from transactions include firm commitments and anticipated transactions denominated in a currency other than an entity's functional currency. The Company and its subsidiaries generally enter into transactions denominated in their respective functional currencies. Therefore foreign currency exposures arising from transactions are not material to the Company. The Company's primary foreign currency exposure arises from foreign denominated revenues and profits translated into U.S. dollars.

         The primary currencies to which the Company is exposed are the Mexican peso, British pound and other European currencies.

         The company generally views as long-term its investments in foreign subsidiaries with a functional currency other than the U.S. dollar. As a result, the Company does not generally hedge these net investments, and at year end there were no significant hedges.

Commodity Price Sensitivity

         The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. To reduce price risk caused by market fluctuations, the Company enters into futures contracts to hedge prices on varying proportions of its cotton needs, thereby minimizing the risk of decreased margins from cotton price increases. A sensitivity analysis has been prepared to estimate the Company's exposure to market risk from its cotton position, excluding inventory on hand and fixed price contracts. The fair value of the Company's position is the fair value calculated by valuing its net position at quoted futures prices. Market risk is estimated as the potential loss in fair value resulting from a hypothetical 10% adverse change in such prices. The potential loss in fair value of the Company's cotton futures position at January 2, 1999 from a hypothetical 10% decrease in cotton prices was $5,238,000.

ITEM     8.     Financial Statements and Supplementary Data

         The following consolidated financial statements of the registrant and its subsidiaries included in the Annual Shareholders Report for the year ended January 2, 1999, are incorporated herein by reference:

           ...Consolidated Balance Sheets - January 2, 1999 and January 3, 1998

           ...Consolidated Statements of Operations - Years ended January 2,
                  1999, January 3, 1998 and January 4, 1997

           ...Consolidated Statements of Cash Flows - Years ended January
                  2,1999, January 3, 1998 and January 4, 1997

           ...Consolidated Statements of Stockholders' Equity - Years ended
                  January 2, 1999, January 3, 1998 and January 4, 1997

           ...Notes to Consolidated Financial Statements - Years ended January
                  2, 1999, January 3, 1998 and January 4, 1997

           ...Report of Independent Auditors


ITEM     9.     Changes in and Disagreements with
                Accountants on Accounting and Financial Disclosure


         None.

                                    PART III


ITEM     10.    Directors and Executive Officers of the Registrant


         "Election of Directors" on pages one through four of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 is incorporated herein by reference.

         "Executive Officers of the Company" on pages I-7 and I-8 of this report is incorporated herein by reference.

         "Section 16(a) Beneficial Ownership Reporting Compliance" on page 15 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 is incorporated herein by reference.


ITEM     11.    Executive Compensation

         "Executive Compensation" on pages 4 through 12 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 is incorporated herein by reference.


ITEM     12.    Security Ownership of Certain Beneficial Owners and Management

         (a) "Principal Shareholders" on pages 13 and 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 is incorporated herein by reference.

         (b) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 under the captions "Security Ownership of Management" on page 14 is incorporated herein by reference.

         (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM     13.    Certain Relationships and Related Transactions

         "Transactions with Management and Others" on page 15 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 21, 1999 is incorporated herein by reference.
















                                      III-1

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

                Page
              Number or
               Exhibit                                               Incorporation
               Numbers                    Description                by Reference to
               -------                    -----------                ---------------

                 (4b)           Acceptance of Appointment            Exhibit (4b) to Annual
                                   as Successor Rights Agent         Report on Form 10-K for
                                                                     year ended January 3, 1998

                 (10a)          Form of Deferred                     Exhibit (10a) to Annual
                                   Compensation Agreement            Report on Form 10-K for
                                   with certain officers             year ended December 30,
                                                                     1995

                 (10b)          Fuel supply contract                 Exhibit 13(c) to
                                   with Russell Lands,               Registration Statement
                                   Incorporated dated                No. 2033943
                                   May 21, 1975

                 (10c)          1987 Stock Option Plan               Exhibit 1 to Registration
                                                                     Statement No. 33-24898

                 (10d)          1993 Executive Long-Term             Exhibit 4(c) to
                                   Incentive Plan                    Registration Statement
                                                                     No. 33-69679

                 (10e)          1996 Amendment to the 1993           Exhibit (10g) to Annual
                                   Executive Long-Term               Report on Form 10-K for
                                   Incentive Plan                    year ended January 3, 1998


                 (10f)          Russell Corporation 1997                        IV-7
                                   Non-Employee Directors'
                                   Stock Grant, Stock Option
                                   and Deferred Compensation
                                   Plan


                 (10g)          1998 Amendment to the 1993           Pages 4 through 11, Proxy
                                   Executive Long-Term               Statement dated March 19,
                                   Incentive Plan                    1998, filed as Exhibit
                                                                     IV-13 to Annual Report on
                                                                     Form 10-K for year ended
                                                                     January 3, 1998

                 (10h)          Employment Agreement, dated          Exhibit 10.1 to Quarterly
                                   March 31, 1998, by and            Report on Form 10-Q/A for
                                   Between the Company and           quarter ended April 5,
                                   John F. Ward                      1998 as filed with the
                                                                     Securities and Exchange
                                                                     Commission on August 24, 1998

                 (10i)          Executive Deferred                   Exhibit 10.2 to Quarterly
                                   Compensation and Buyout           Report on Form 10-Q/A for
                                   Plan dated March 31, 1998,        quarter ended April 5,
                                   by and between the Company        1998 as filed with the
                                   and John F. Ward                  Securities and Exchange
                                                                     Commission on August 24, 1998

                 (10j)          Retirement Agreement between         Exhibit (10i) to
                                   John C. Adams and the             Quarterly Report on
                                   Company dated as of               Form 10-Q for quarter
                                   April 1, 1998                     Ended July 5, 1998

                 (10k)          Retirement Agreement between                    IV-8
                                   James D. Nabors and the
                                   Company dated as of
                                   May 31, 1998

                 (10l)          Severance Agreement between                     IV-9
                                   John E. Frechette and the
                                   Company dated as of
                                   February 1, 1999

                 (11)           Computations of Earnings                        IV-10
                                   per Common Share

                 (13)           1998 Annual Report to                           IV-11
                                   Shareholders

                 (21)           List of Significant                             IV-12
                                   Subsidiaries

                 (23)           Consent of Ernst & Young LLP,                   IV-13
                                   Independent Auditors

                 (27)           Financial Data Schedule                         IV-15

                 (99)           Proxy Statement for April 21, 1999
                                Annual Shareholders' Meeting                    IV-14

         (b)     Reports on Form 8-K

                 No reports on form 8-K were filed during the fourth quarter of the year ended January 2, 1999.

         For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the undertakings contained in Part II of the registrant's registration statement on Form S-8 numbers 33-24898:

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

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      RUSSELL CORPORATION AND SUBSIDIARIES

-----------------------------------------------------------------------------------------------------------------------------------
                                               BALANCE AT       ADDITIONS                                                 BALANCE
                                               BEGINNING      CHARGED TO COSTS                                            AT END
DESCRIPTION                                    OF PERIOD        AND EXPENSES      ACQUISITION       DEDUCTIONS            OF PERIOD
-----------------------------------------------------------------------------------------------------------------------------------
YEAR ENDED JANUARY 2, 1999
     Allowance for doubtful accounts           $ 7,350,437      $ 13,927,466      $      -0-       $15,914,035   (1)     $5,363,868
     Reserve for discounts and returns           3,182,594         8,692,248             -0-         8,676,600   (2)      3,198,242
                                               -----------        ----------      ----------       -----------          -----------

                          TOTALS               $10,533,031       $22,619,714             -0-       $24,590,635           $8,562,110
                                               ===========       ===========      ==========       ===========           ==========

YEAR ENDED JANUARY 3, 1998
     Allowance for doubtful accounts           $ 8,646,733       $ 3,494,827      $      -0-       $ 4,791,123   (1)    $ 7,350,437
     Reserve for discounts and returns           1,563,436        10,068,224             -0-         8,449,066   (2)      3,182,594
                                               -----------      ------------      ----------         ---------          -----------

                          TOTALS               $10,210,169       $13,563,051      $      -0-       $13,240,189          $10,533,031
                                               ===========       ===========      ==========       ===========          ===========

YEAR ENDED JANUARY 4, 1997
     Allowance for doubtful accounts           $ 8,324,594       $ 5,021,777      $      -0-       $ 4,699,638   (1)    $ 8,646,733
     Reserve for discounts and returns           2,011,974         6,775,460             -0-         7,223,998   (2)      1,563,436
                                               -----------       -----------      ----------       -----------          -----------

                          TOTALS               $10,336,568       $11,797,237      $      -0-       $11,923,636          $10,210,169
                                               ===========       ===========      ==========       ===========          ===========


RESTRUCTURING AND REORGANIZATION RESERVES

YEAR ENDED JANUARY 2, 1999
     Assets impairment and other exit                  -0-       $ 9,661,000             -0-       $ 5,176,000(3)(4)    $ 4,485,000
         costs related to facilities
     Employee termination charges                      -0-         8,088,000             -0-         3,521,000   (3)      4,567,000
     Future minimum royalties on
         certain licenses and contracts                -0-         7,258,000             -0-         6,035,000   (3)      1,223,000
     Inventory writedowns                              -0-        14,639,000             -0-        12,675,000   (5)      1,964,000
                                               -----------       -----------      ----------       -----------          -----------
                          TOTALS                       -0-       $39,646,000             -0-       $27,407,000          $12,239,000
                                               ===========       ===========     ===========       ===========          ===========


(1)      Uncollectible accounts written off, net of recoveries.
(2)      Discounts and returns allowed customers during the year.
(3)      Represents cash paid
(4)      Represents assets write off
(5)      Represents assets sold after write-down

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.




                                                      RUSSELL CORPORATION
                                                           (Registrant)


         Date 3/29/99                         By     /s/ John F. Ward
              -------                            ------------------------------
                                                        John F. Ward
                                                  Chairman, President and CEO




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



       /s/ John F. Ward            Chairman, President and CEO          3/29/99
   -------------------------                                            -------
          John F. Ward                                                    Date



                                   Executive Vice President and
                                     Chief Financial Officer, and
                                     Director (Principal Financial
       /s/ Eric N. Hoyle             Officer)                           3/29/99
   -------------------------                                            -------
         Eric N. Hoyle                                                    Date


     /s/ Herschel M. Bloom           Director                           3/30/99
   -------------------------                                            -------
       Herschel M. Bloom                                                  Date



   -------------------------         Director                           --------
        Ronald G. Bruno                                                   Date



      /s/ Timothy A. Lewis           Director                           3/29/99
   -------------------------                                            -------
        Timothy A. Lewis                                                  Date



      /s/ C. V. Nalley III           Director                           3/30/99
   -------------------------                                            -------
        C. V. Nalley III                                                  Date

      /s/ Margaret M. Porter                                            3/29/99
   -------------------------                                            -------
       Margaret M. Porter                                                 Date



      /s/ Benjamin Russell           Director                           3/29/99
   -------------------------                                            -------
        Benjamin Russell                                                  Date



      /s/ John R. Thomas             Director                           3/29/99
   -------------------------                                            -------
        John R. Thomas                                                    Date


                                     Director                           -------
   -------------------------                                              Date
         John A. White



      /s/ Larry E. Workman           Controller                         3/29/99
   -------------------------         (Principal Accounting Officer)     -------
       Larry E. Workman                                                   Date