Form 10-Q
period 1999-04-04
RUSSELL CORP
filed 1999-05-19
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 4, 1999               Commission file number 0-1790



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


                Class                            Outstanding at May 14, 1999

Common Stock, Par Value $.01 Per Share                34,146,449 shares
                                                      (Excludes Treasury)

                               RUSSELL CORPORATION
                                      INDEX


                                                                                                          Page No.
                                                                                                          --------
Part I.  Financial Information:

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets --
            April 4, 1999 and January 2, 1999                                                                2

            Consolidated Condensed Statements of Operations --
            Thirteen Weeks Ended April 4, 1999 and April 5, 1998                                             3

            Consolidated Condensed Statements of Cash Flows --
            Thirteen Weeks Ended April 4, 1999 and April 5, 1998                                             4

            Notes to Consolidated Condensed Financial Statements                                             5

   Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                                                              9

   Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                          13

Part II. Other Information

   Item 1.  Legal Proceedings                                                                               14

   Item 4.  Submission of Matters to a Vote of  Security Holders                                            14

   Exhibit 27 - Financial Data Schedule                                                                     16

                         PART I - FINANCIAL INFORMATION
                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)


                                                               April 4         January 2
                                                                 1999              1999
                                                             -----------       -----------
    ASSETS                                                   (Unaudited)         (Audited)
Current assets:
    Cash                                                     $    11,001       $    13,852
    Accounts receivable, net                                     170,012           179,307
    Inventories - Note 2                                         400,601           371,579
    Prepaid expenses and other current assets                     36,383            19,976
                                                             -----------       -----------

            Total current assets                                 617,997           584,714

Property, plant & equipment                                    1,206,312         1,224,242
    Less accumulated depreciation                               (714,490)         (704,255)
                                                             -----------       -----------
                                                                 491,822           519,987

Other assets                                                      47,094            48,863
                                                             -----------       -----------
            Total assets                                     $ 1,156,913       $ 1,153,564
                                                             ===========       ===========
   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Short-term debt                                          $    60,123       $    12,908
    Accounts payable and accrued expenses                        102,873           101,784
    Federal and state income taxes                                    --             1,989
    Current maturities of long-term debt                          32,214            32,214
                                                             -----------       -----------
            Total current liabilities                            195,210           148,895

Long-term debt, less current maturities                          323,043           323,043

Deferred liabilities                                              66,319            66,855

Commitments and contingencies                                         --                --

Shareholders' equity:
    Common Stock, par value $.01 per share; authorized
       150,000,000 shares, issued 41,419,958 shares                  414               414
    Paid-in capital                                               48,294            48,294
    Retained earnings                                            711,443           730,723
    Treasury stock, at cost (6,950,809 shares at 4/4/99
       and 5,900,564 shares at 1/2/99)                          (180,935)         (160,093)
    Accumulated other comprehensive loss                          (6,875)           (4,567)
                                                             -----------       -----------
            Total shareholders' equity                           572,341           614,771
                                                             -----------       -----------
            Total liabilities & shareholders' equity         $ 1,156,913       $ 1,153,564
                                                             ===========       ===========

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                                  13 Weeks Ended
                                                           -------------------------------
                                                             April 4           April 5
                                                               1999              1998
                                                           ------------       -----------
Net sales                                                  $    233,177       $   256,229
Costs and expenses:
        Cost of goods sold                                      176,795           183,799
        Selling, general and administrative expenses             51,526            62,389
        Other - net                                              21,599                95
        Interest expense                                          6,892             6,649
                                                           ------------       -----------
                                                                256,812           252,932
                                                           ------------       -----------
(Loss) income before income taxes                               (23,635)            3,297

(Benefit) provision for income taxes                             (9,284)            1,448
                                                           ------------       -----------
        Net (loss) income applicable to common shares      $    (14,351)      $     1,849
                                                           ============       ===========
Average shares outstanding:
        Basic                                                34,951,939        36,407,919
        Diluted                                              34,951,939        36,437,989

Net (loss) income per common share:
        Basic                                              $      (0.41)      $      0.05
        Diluted                                            $      (0.41)      $      0.05

Cash dividends per common share                            $       0.14       $      0.14

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                           13 Weeks Ended
                                                                       -----------------------
                                                                        April 4        April 5
                                                                          1999           1998
                                                                       --------       --------
  Cash Flows from Operating Activities:
      Net (loss) income                                                $(14,351)      $  1,849
      Adjustments to reconcile net (loss) income to
           cash (used in) provided by operating activities:
               Depreciation and amortization                             18,452         19,198
               Deferred income taxes                                     (2,718)        (2,598)
               Loss (gain) on sale of property, plant & equipment           295            (67)
               Restructuring charges                                     19,089             --
               Changes in assets and liabilities:
                    Accounts receivable                                   8,931         33,652
                    Inventories                                         (30,728)       (60,619)
                    Prepaid expenses and other current assets            (1,918)        (5,156)
                    Other assets                                          1,495          4,622
                    Accounts payable and accrued expenses                 1,058         16,242
                    Income taxes payable                                (14,978)         3,578
                    Pension and other deferred liabilities                  632          3,735
                                                                       --------       --------
      Net cash (used in) provided by operating activities               (14,741)        14,436

  Cash Flows from Investing Activities:
      Purchases of property, plant & equipment                          (10,341)       (23,144)
      Proceeds from the sale of property, plant & equipment                 327             83

      Net cash used in investing activities                             (10,014)       (23,061)

  Cash Flows from Financing Activities:
      Short-term borrowings                                              47,525         13,622
      Payments on long-term debt                                             --            (21)
      Dividends on common stock                                          (4,929)        (5,106)
      Cost of common stock for treasury                                 (20,842)        (2,792)
      Distribution of treasury shares                                        --             (8)
                                                                       --------       --------
      Net cash provided by financing activities                          21,754          5,695

  Effect of exchange rate changes on cash                                   150            517
                                                                       --------       --------
      Net decrease in cash                                               (2,851)        (2,413)

  Cash balance at beginning of period                                    13,852          8,609
                                                                       --------       --------
  Cash balance at end of period                                        $ 11,001       $  6,196
                                                                       ========       ========

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION

              Notes to Consolidated Condensed Financial Statements

1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 4, 1999, and January 2, 1999, and the results of operations and cash flows for the thirteen week periods ended April 4, 1999, and April 5, 1998.

   The accounting policies followed by the Company are set forth in Note One to the Company's consolidated financial statements in Form 10-K for the year ended January 2, 1999.

2. The components of inventory consist of the following: (In thousands)


                                    4/4/99          1/2/99
                                  ---------       ---------
             Finished goods       $ 324,165       $ 288,465
             Work in process         63,971          58,182
             Raw material            44,595          54,943
                                  ---------       ---------
                                    432,731         401,590
             LIFO reserve           (32,130)        (30,011)
                                  ---------       ---------
                                  $ 400,601       $ 371,579
                                  =========       =========


3. The results of operations for the thirteen weeks ended April 4, 1999, are not necessarily indicative of the results to be expected for the full year. The financial statements for the three months ended April 4, 1999, include non-recurring charges of approximately $29,901,000 on a pre-tax basis related primarily to severance accruals, asset impairments, the relocation to Atlanta of the dual headquarters, and adjustments to depreciation expense related to assets involved in the Company's restructuring plans.

   On July 22, 1998, the Company announced its intent to undertake a major restructuring to improve the Company's global competitiveness. It was further announced that management expected the Company to incur charges associated with the restructuring and reorganization in the range of $100 to $125 million after tax. It is anticipated that the restructuring will occur over a three year period. The current accounting period includes charges amounting to $26,901,000 pre-tax, equivalent to $.46 on an after-tax per share basis.

   For the quarter, $5,107,000 of the pre-tax charge was reflected in cost of goods sold associated with severance accruals and the closing of certain operations. The balance of the charges, $21,794,000, is reflected as a loss in other income and expense and consists of write-down of assets (machinery, equipment and facilities) to fair value. In addition, cost of sales reflects additional depreciation cost of $2,226,000 arising from a change in the estimated useful life of certain assets.

The following tables reflect restructuring, asset impairment and other charges recorded in the first quarter:

CLASSIFICATION IN STATEMENT OF OPERATIONS


                                          Cost of        Selling, Gen         Other
                                         Goods Sold        & Admin           Expense
                                         -----------     -----------       -----------
Restructuring charges
    Employee termination                 $3,773,034
    Exit cost related to facilities       1,327,920                        $   146,419
                                         ----------      -----------       -----------
                                         $5,100,954      $         0       $   146,419
                                         ----------      -----------       -----------
Asset impairment
    Facilities in operation              $    6,144                        $14,941,369
    Facilities held for disposal                                             5,701,296
                                         ----------      -----------       -----------
                                         $    6,144      $         0       $20,642,665
                                         ----------      -----------       -----------
Other unusual charges
    Other                                                                  $ 1,004,642
                                         ----------      -----------       -----------
                                         $        0      $         0       $ 1,004,642
                                         ----------      -----------       -----------
Total                                    $5,107,098      $         0       $21,793,726
                                         ==========      ===========       ===========

Grand Total                                                                $26,900,824
                                                                           ===========

-------------------------------------------------------------------------------

SEGMENTING RESTRUCTURING AND OTHER CHARGES


                  Restructuring       Asset
                     Charges        Impairments        Other
                  -------------     -----------     -----------
Activewear         $ 5,247,373      $20,648,809     $ 1,004,642
International
All Other

                   $ 5,247,373      $20,648,809     $ 1,004,642
                   ===========      ===========     ===========

Grand Total                                         $26,900,824
                                                    ===========


-------------------------------------------------------------------------------

ACTIVITY RELATED TO RESTRUCTURING (In thousands)




                                               Liability at      Expense        Amount      Liability at
Cash Related:                                 January 2, 1999    Incurred        Paid      April 4, 1999
                                              ---------------    --------      -------     -------------
Exit cost related to facilities               $          534     $ 1,474         $1,474     $         534
Employee termination charges                           4,567       3,773          2,905             5,435
Royalties on licenses                                  1,223           0              0             1,223
                                              --------------     -------         ------     -------------

                                              $        6,324     $ 5,247         $4,379     $       7,192
                                              ==============     =======         ======     =============

Non-cash related

Exit cost related to facilities                                 $     0
Asset impairment charges related to facilities                   19,089
                                                                -------


                                                                $19,089
                                                                =======

-------------------------------------------------------------------------------

4. On November 17, 1998, a Jefferson County, Alabama jury returned a verdict in Sullivan, et al. v. Russell Corporation, et al. Five plaintiff families were awarded a total of $155,200 in compensatory property damages and $52,398,000 in punitive damages from the three defendants, Russell Corporation, Avondale Mills, Inc. and Alabama Power Company. Allegations in the case were that two of the defendants', including Russell Corporation, textile discharges into the Alexander City, Alabama wastewater treatment plant, the subsequent treatment by the City of Alexander City and discharge into Lake Martin constituted a nuisance and indirect trespass. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. The plaintiffs alleged mental anguish but no damages were granted for this claim. No allegation of personal injury was made in the case.

   The evidence was uncontroverted that Russell Corporation is in compliance with its permit issued by the Alabama Department of Environmental Management
   (ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and under applicable law, no damages should have been awarded. The Company has initiated appellate proceedings and is vigorously pursuing such appeals. If such appeals prove to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

   As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of April 4, 1999.

   On February 23, 1999, a similar law suit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision. The suit seeks unspecified damages for alleged nuisance and trespass.
   The Company plans to vigorously defend this suit.

5. In February, 1997, the Financial Accounting Standards Board (FASB) issued Statement No. 128, "Earnings per Share," effective for periods ending after December 15, 1997. The statement is intended to simplify the earnings per share calculation by excluding common stock equivalents from the calculation. Earnings per share calculated in accordance with SFAS 128 are as follows:


                                                     13 Weeks Ended
                                             ------------------------------
                                                 4/4/99            4/5/98
                                             ------------       -----------
   Net (loss) income                         $    (14,351)      $     1,849

   Basic Calculation:

   Average shares outstanding                  34,951,939        36,407,919
                                             ------------       -----------
   Net (loss) income per share-basic         $      (0.41)      $      0.05
                                             ------------       -----------
   Diluted Calculation:

   Average shares outstanding                  34,951,939        36,407,919

   Net common shares issuable
   on exercise of certain stock options                 0            30,070
                                             ------------       -----------

                                               34,951,939        36,437,989
                                             ------------       -----------

   Net (loss) income per share-diluted       $      (0.41)      $      0.05
                                             ============       ===========

6. For the periods ended April 4, 1999 and April 5, 1998, accumulated other comprehensive loss as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments. The components of comprehensive income, net of tax, for these periods were as follows: (In thousands)


                                                             13 Weeks Ended
                                                         ----------------------
                                                          04/4/99       04/5/98
                                                         --------       ------
      Net (loss) income                                  ($14,351)      $1,849

      Translation (loss) gain                              (2,308)         693
                                                         --------       ------
      Comprehensive (loss) income                        ($16,659)      $2,542
                                                         --------       ------


7. Russell Corporation has three reportable segments: Activewear, International and All Other. The following tables reflect segment financial information for the 13 week periods ended April 4, 1999 and April 5, 1998.
   (In thousands)


                                           13 weeks ended April 4, 1999
                                           ----------------------------
                              Activewear    International     All Other      Total
                              ----------    -------------     ---------      -----

   Revenues from
       external customers      $174,948      $ 29,737      $      28,492    $  233,177
   EBIT                           5,147         1,108              4,676        10,931
   Segment assets               658,786       131,298            366,829     1,156,913


                                         13 weeks ended April 5, 1998
                                         ----------------------------
                             Activewear    International      All Other     Total
                             ----------    -------------      ---------     -----
   Revenues from
     external customers      $193,732      $      31,273      $31,224      $256,229
   EBIT (loss)                 15,509             (2,054)       4,750        18,205


   The Activewear EBIT for the 13 weeks ended April 4, 1999 reflects a charge of $2,226,000 in additional depreciation expense for changes in the expected useful lives of certain facilities.

   In 1998, the Company did not allocate specific assets (ie. facilities) to segments, therefore segment asset data is not available for the periods ended on or before January 2, 1999. A reconciliation of combined operating profit
   (loss) for the three segments to consolidated (loss) income before taxes is as follows:
   (In thousands)

                                                  13 Weeks Ended
                                              ----------------------
                                              04/4/99        01/2/99
                                              -------        -------

   Total profit for reportable segments      $ 10,931       $ 18,205
   Restructuring, impairment and
      other unusual charges                   (27,674)        (8,259)
   Interest expense                            (6,892)        (6,649)
                                             --------       --------
   Income (loss) before taxes                $(23,635)      $  3,297
                                             ========       ========

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

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

   A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:



                                                     Comparison of
                                ----------------------------------------------------
                                           13 Weeks                   13 Weeks
                                         Ended 4/4/99               Ended 4/4/99
                                          and 4/5/98                 and 1/2/99
                                -------------------------     ----------------------
                                               Increase (Decrease)
                                              (Dollars in Thousands)
Net sales                       $   (23,052)       (9.0)%     $(41,680)      (15.2)%

Cost of goods sold                   (7,004)       (3.8)       (38,067)      (17.7)

Selling, general and
      administrative expenses       (10,863)      (17.4)          (445)       (0.9)

Interest expense                        243         3.7            658        10.6

Other income                        (21,504)        n/a        (17,060)        n/a

Income before taxes                 (26,932)        n/a        (20,886)        n/a

Provision for income taxes          (10,732)        n/a        (11,167)        n/a

Net income                          (16,200)        n/a         (9,719)        n/a

   Net sales for the first quarter of 1999 were $233,177,000, down 9% from the previous year's first quarter of $256,229,000. Of the $23 million decline in sales, 81.7% occurred in the Activewear segment. In Activewear, approximately half of the sales decline was related to discontinued businesses. The balance of the decline represents reduced pricing and lower volumes of certain products, primarily fleece products, associated with the unseasonably warm winter and lower Jerzees(R) brand inventories held by retailers and distributors.

   The All Other segment sales and income were generally in line with expectations and the previous year. The International segment had a 4.9% sales decline, primarily due to the elimination of certain operations and product lines. As these operations and product lines were generally not profitable, the segment produced EBIT in the current quarter of $1.1 million versus a loss of $2.1 million the prior year.

   Results for the current quarter include restructuring and reorganization charges and other unusual expenses as part of the Company's previously announced multi-year strategic plan. This plan was announced on July 22, 1998, and details of the plan are more fully discussed in the 1998 Annual Report to Shareholders. Charges in the current quarter amounted to $26.9 million of restructuring and reorganization expenses and $3 million of other unusual charges.

     For the 13-week period ended April 4, 1999, gross margins declined to 24.2% versus 28.3% in the previous year. Gross margins were impacted by the previously mentioned activities. For the quarter, $3,773,000 was reflected in cost of goods sold for employee severance amounts associated with the closing of two yarn manufacturing plants and two apparel operations facilities. Excluding this impact, gross margins would have been 27.3%, below last year because of reductions in prices and product mix changes.

     For the quarter, selling, general and administrative expense includes approximately $774,000 related to unusual expenses associated with the establishment of a dual headquarters in Atlanta. Results for the prior year include approximately $8 million related to the retirement, and subsequent replacement of the chairman, president and chief executive officer of the Company.

     During the first quarter of 1999, $21,794,000 is reflected as a loss in other income and expense and consists of the write-down of certain assets (machinery, equipment and facilities) to fair-value, again, as part of the strategic plan.

Liquidity and Capital Resources

     The balance sheet continues to reflect the conservative financial nature of the Company and its strong financial condition. At the end of the quarter, the current ratio was 3.2, down slightly from last year's 3.8. Debt to total capitalization was 36.1% at the end of the quarter versus 35.3% at April 5, 1998.

     Required cash for inventories, purchases of property, plant and equipment, dividends, prepaid expenses and treasury stock purchases was provided by operating cash flow and short-term borrowings during the period ended April 4, 1999. The Company maintained $287 million of informal lines of credit at the end of the quarter.

     Approximately 1,050,000 shares were repurchased in the quarter ended April 4, 1999. At the Annual Shareholder Meeting held April 21, 1999, the Board of Directors announced the adjustment of the stock repurchase authorization upward to three million shares, representing an increase of 1.9 million shares from previous authorized levels.

Contingencies

     On November 17, 1998, a Jefferson County, Alabama jury returned a verdict in Sullivan, et al. v. Russell Corporation, et al. Five plaintiff families were awarded a total of $155,200 in compensatory property damages and $52,398,000 in punitive damages from the three defendants, Russell Corporation, Avondale Mills, Inc. and Alabama Power Company. Allegations in the case were that two of the defendants', including Russell Corporation, textile discharges into the Alexander City, Alabama wastewater treatment plant, the subsequent treatment by the City of Alexander City and discharge into Lake Martin constituted a nuisance and indirect trespass. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. The plaintiffs alleged mental anguish but no damages were granted for this claim. No allegation of personal injury was made in the case.

     The evidence was uncontroverted that Russell Corporation is in compliance with its permit issued by the Alabama Department of Environmental Management
(ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and under applicable law, no damages should have been awarded. The Company has initiated appellate proceedings and is vigorously pursuing such appeals. If such appeals prove to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

     As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of April 4, 1999.

     On February 23, 1999, a similar law suit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision. The suit seeks unspecified damages for alleged nuisance and trespass. The Company plans to vigorously defend this suit.

Year 2000 Disclosure Statement

     The Company has been involved in an organized program to assure that the Company's information technology systems and related infrastructure will be Year 2000 compliant. These efforts began in July of 1996 with the assignment of a full-time coordinator of Year 2000 Compliance. The project initially involved the computer applications which support the parent company.

     The initial phase of the corporate project involved the inventory and analysis of existing information systems. From this analysis a plan for remediation was formulated and put into action in January, 1997. This plan is now 98% complete in bringing these systems into Year 2000 compliance with 21,958 actual hours expended against a planned 22,319 hours. The planned completion date for testing and implementation of this phase is June 30, 1999.

     The second phase of the corporate project was to inventory, analyze and test the infrastructure that involves imbedded microchips. This phase began in January, 1998, and has identified 3,693 unique products (hardware and models, software and releases) that are being certified through vendor certification and testing where possible. To date 2,574 or 70% of these products have been certified. The planned completion date for this phase is June 30, 1999.

     The Year 2000 corporate project was expanded into a third phase to include the Cross Creek and DeSoto Mills subsidiaries under the same project format and phases as the parent company. DeSoto Mills is 100% complete in remediation of business and manufacturing systems and has certified 66% of infrastructure products. The Cross Creek subsidiary is 100% complete on remediation of information systems and has certified 81% of infrastructure products.

     The fourth phase of the Year 2000 project involves the identification, analysis and certification of suppliers of materials and services to the Company. There have been 2,044 suppliers identified and individually contacted by questionnaires, letters and telephone contacts to determine their compliance status and ability to service the Company in the Year 2000. If it is determined that a supplier will be in non-compliance or of questionable compliance, contingency plans will be developed to address the need, including the selection and introduction of new suppliers.

     The fifth phase of the Year 2000 project involves an assessment of the major customers of the Company and their Year 2000 readiness. A questionnaire was mailed in November 1998 to 200 customers to begin the assessment of their Year 2000 status and their potential as a viable customer in the Year 2000. Response has been positive in this area with most customers having compliance in place or planned by June, 1999.

     The Year 2000 efforts in the Russell UK subsidiary involve the replacement of purchased application software. The first phase of this project was to identify and select an information systems software solution that would meet the business needs of the subsidiary and resolve the Year 2000 issue. The software has been selected with implementation underway and scheduled to be completed by the end of July 1999. The second phase of the Russell UK project was the identification of infrastructure products. To date, 456 products were identified with 84% being certified as compliant.

     Management has determined that the costs for correction of the Year 2000 issues are expected to total approximately $1,895,000 with $1,590,000 being expended through the end of the first quarter of 1999. The Year 2000 project is being funded out of normal operating funds.

     Senior management receives monthly updates on the progress of this project by each individual phase. The Year 2000 compliance project is a priority project for the Company and especially the IT department. Other IT projects, including upgrade of certain existing systems and implementation of new systems, continue while the Year 2000 project is being accomplished.

     Management of the Company believes it has an effective program in place to resolve the Year 2000 issue in a timely manner. As previously noted, the Company has not yet completed all necessary phases of the Year 2000 program. In the event that the Company does not complete any additional phases, the Company may be unable to take customer orders, manufacture and ship products, invoice customers or collect payments. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company. The Company could be subject to litigation for computer systems product failure, for example, equipment shutdown or failure to properly date business records. The amount of potential liability and lost revenue cannot be reasonably estimated at this time.

     Business units are in the process of developing contingency plans for processes, equipment and suppliers. The planned completion date is August 31, 1999.

     This document contains Year 2000 Readiness Disclosures as defined in the Year 2000 Information and Readiness Disclosure Act, P.L.105-271 (Oct 19, 1998). Accordingly, this disclosure, in whole or in part, is not, to the extent provided in the act, admissible in any state or federal civil action to prove the accuracy or truth of any Year 2000 statements contained herein.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company will adopt the new Statement effective January 1, 2000. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet completed its analysis of the impact, if any, that Statement 133 may have on its financial statements.

FORWARD LOOKING INFORMATION

     This quarterly report on form 10-Q, including management's discussion and analysis, contains certain statements that describe the Company's beliefs concerning future business conditions and the outlook for the Company based upon currently available information. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects" and similar phrases. These forward-looking statements are based upon assumptions the Company believes are reasonable; however, such statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements. Some forward looking statements concern anticipated sales levels, cost estimates and resulting earnings that are not necessarily indicative of subsequent periods due to among other matters, the mix of future orders, at once orders and product mix changes, which may vary significantly from quarter to quarter and due to other risk factors listed from time to time in the Company's SEC reports and announcements. The Company assumes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

     The Company is exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended January 2, 1999.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Contingencies

   On November 17, 1998, a Jefferson County, Alabama jury returned a verdict in Sullivan, et al. v. Russell Corporation, et al. Five plaintiff families were awarded a total of $155,200 in compensatory property damages and $52,398,000 in punitive damages from the three defendants, Russell Corporation, Avondale Mills, Inc. and Alabama Power Company. Allegations in the case were that two of the defendants', including Russell Corporation, textile discharges into the Alexander City, Alabama wastewater treatment plant, the subsequent treatment by the City of Alexander City and discharge into Lake Martin constituted a nuisance and indirect trespass. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. The plaintiffs alleged mental anguish but no damages were granted for this claim. No allegation of personal injury was made in the case.

   The evidence was uncontroverted that Russell Corporation is in compliance with its permit issued by the Alabama Department of Environmental Management
(ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and under applicable law, no damages should have been awarded. The Company has initiated appellate proceedings and is vigorously pursuing such appeals. If such appeals prove to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

   As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of April 4, 1999.

   On February 23, 1999, a similar law suit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision. The suit seeks unspecified damages for alleged nuisance and trespass. The Company plans to vigorously defend this suit.

Item 4.  Submission of Matters to a Vote of Security Holders

   a) The Annual Meeting of Shareholders was held on April 21, 1999.

   At the Annual Meeting, shareholders voted upon the following nominees to serve as Directors for a three-year term expiring in 2002. The results of the vote are as follows:

           Name                         For                    Withheld
           ----                         ---                    --------
           Herschel M. Bloom           28,977,923              300,393
           Ronald G. Bruno             28,976,883              301,433

   All nominees were elected.

   At the same meeting, shareholders voted upon the following nominees to fill unexpired terms ending with the Annual Meeting of Shareholders in 2000:

           Name                     For                    Withheld
           ----                     ---                    --------
           John F. Ward             28,973,486             304,830
           Eric N. Hoyle            28,978,350             299,966

   All nominees were elected

     Benjamin Russell and Margaret M. Porter will continue in office until their terms expire in 2000. C. V. Nalley, III, John R. Thomas, John A. White and Tim Lewis will continue in office until their terms expire in 2001.

Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibit 27             Financial Data Schedule

     (b) Reports on Form 8-K    None


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                         RUSSELL CORPORATION
                                    ------------------------------------
                                              (Registrant)



Date      May  19, 1999                       /s/Eric N. Hoyle
    --------------------            ---------------------------------------
                                    Eric N. Hoyle, Executive Vice President
                                         and Chief Financial Officer
                                         (For the Registrant and as
                                         Principal Financial Officer)