Form 10-Q
period 1999-07-04
RUSSELL CORP
filed 1999-08-17
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 4, 1999                Commission file number 0-1790



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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]



The number of shares outstanding of each of the issuer's classes of common stock.


              Class                              Outstanding at August 13, 1999

Common Stock, Par Value $.01 Per Share                  33,336,794 shares
                                                       (Excludes Treasury)

                               RUSSELL CORPORATION
                                      INDEX


                                                                                                         Page No.
                                                                                                         --------
Part I.  Financial Information:

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets --
                July 4, 1999 and January 2, 1999                                                             2

            Consolidated Condensed Statements of Operations --

                Thirteen Weeks Ended July 4, 1999 and July 5, 1998                                           3
                Twenty-six Weeks Ended July 4, 1999 and July 5, 1998                                         4

            Consolidated Condensed Statements of Cash Flows --
                Twenty-six Weeks Ended July 4, 1999 and July 5, 1998                                         5

            Notes to Consolidated Condensed Financial Statements                                             6

   Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                                                             11

   Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                          15

Part II.   Other Information

   Item 1.  Legal Proceedings                                                                               16

   Exhibit 27 - Financial Data Schedule                                                                     18

                         PART I - FINANCIAL INFORMATION
                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
           (Dollars in Thousands Except Shares and Per Share Amounts)


                                                                July 4           January 2
                                                                 1999              1999
                                                              -----------       -----------
      ASSETS                                                  (Unaudited)        (Audited)
Current assets:
      Cash                                                    $     9,993       $    13,852
      Accounts receivable, net                                    184,438           179,307
      Inventories - Note 2                                        416,038           371,579
      Prepaid expenses and other current assets                    38,333            19,976
                                                              -----------       -----------

               Total current assets                               648,802           584,714

Property, plant & equipment                                     1,214,555         1,224,242
      Less accumulated depreciation                              (729,166)         (704,255)
                                                              -----------       -----------
                                                                  485,389           519,987

Other assets                                                       53,036            48,863
                                                              -----------       -----------

               Total assets                                   $ 1,187,227       $ 1,153,564
                                                              ===========       ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term debt                                         $   110,219       $    12,908
      Accounts payable and accrued expenses                       108,184           101,784
      Federal and state income taxes                                   --             1,989
      Current maturities of long-term debt                         32,214            32,214
                                                              -----------       -----------

               Total current liabilities                          250,617           148,895

Long-term debt, less current maturities                           317,693           323,043

Deferred liabilities                                               67,115            66,855

Commitments and contingencies                                          --                --

Shareholders' equity:
      Common Stock, par value $.01 per share; authorized
         150,000,000 shares, issued 41,419,958 shares                 414               414
      Paid-in capital                                              48,294            48,294
      Retained earnings                                           708,126           730,723
      Treasury stock, at cost (7,692,164 shares at
           7/4/99 and 5,900,564 shares at 1/2/99)                (197,469)         (160,093)
      Accumulated other comprehensive loss                         (7,563)           (4,567)
                                                              -----------       -----------
               Total shareholders' equity                         551,802           614,771
                                                              -----------       -----------

               Total liabilities & shareholders' equity       $ 1,187,227       $ 1,153,564
                                                              ===========       ===========




See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)


                                                                    13 Weeks Ended
                                                             -----------------------------
                                                               July 4           July 5
                                                                1999             1998
                                                             -----------      ------------

Net sales                                                    $   260,449      $    271,824
Costs and expenses:
           Cost of goods sold                                    199,776           198,588
           Selling, general and administrative expenses           49,399            55,415
           Interest expense                                        6,489             7,352
           Other - net (income)                                    2,033              (464)
                                                             -----------      ------------
                                                                 257,697           260,891
                                                             -----------      ------------

Income before income taxes                                         2,752            10,933

Provision for income taxes                                         1,309             4,373
                                                             -----------      ------------

           Net income                                        $     1,443      $      6,560
                                                             ===========      ============

Average shares outstanding:
           Basic                                              34,065,723        36,279,681
           Diluted                                            34,145,263        36,333,324

Net income per common share:
           Basic                                             $      0.04      $       0.18
           Diluted                                           $      0.04      $       0.18

Cash dividends per common share                              $      0.14      $       0.14




See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)

                                                                   26 Weeks Ended
                                                             -------------------------------
                                                                July 4            July 5
                                                                 1999              1998
                                                             -----------        ------------

Net sales                                                    $    493,626       $    528,053
Costs and expenses:
           Cost of goods sold                                     376,571            382,387
           Selling, general and administrative expenses           100,925            117,804
           Interest expense                                        13,382             14,001
           Other - net (income)                                    23,632               (369)
                                                             ------------       ------------
                                                                  514,510            513,823
                                                             ------------       ------------

(Loss) income before income taxes                                 (20,884)            14,230

(Benefit) provision for income taxes                               (7,976)             5,821
                                                             ------------       ------------


            Net (loss) income                                $    (12,908)      $      8,409
                                                             ============       ============


Average shares outstanding:
            Basic                                              34,514,500         36,341,613
            Diluted                                            34,562,000         36,383,469

Net (loss) income per common share:
            Basic                                            $      (0.37)      $       0.23
            Diluted                                          $      (0.37)      $       0.23

Cash dividends per common share                              $       0.28       $       0.28



See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                 26 Weeks Ended
                                                                            -----------------------
                                                                             July 4         July 5
                                                                              1999           1998
                                                                            --------       --------

Cash Flows from Operating Activities:
       Net (loss) income                                                    $(12,908)      $  8,409
       Adjustments to reconcile net (loss) income to
             cash used in operating activities:
                   Depreciation and amortization                              35,160         37,135
                   Deferred income taxes                                      (5,625)        (4,385)
                   Loss on sale of property, plant & equipment                   657             10
                   Restructuring charges                                      19,090             --
                   Changes in assets and liabilities:
                         Accounts receivable                                  (5,865)        19,691
                         Inventories                                         (46,983)       (72,485)
                         Prepaid expenses and other current assets            (5,147)        (8,715)
                         Other assets                                         (4,637)         1,331
                         Accounts payable and accrued expenses                 7,641         (5,242)
                         Income taxes payable                                (11,192)         6,577
                         Pension and other deferred liabilities                1,869          8,712
                                                                            --------       --------

       Net cash used in operating activities                                 (27,940)        (8,962)

Cash Flows from Investing Activities:
       Purchases of property, plant & equipment                              (22,518)       (41,355)
       Proceeds from the sale of property, plant & equipment                     780            156
                                                                            --------       --------

       Net cash used in investing activities                                 (21,738)       (41,199)

Cash Flows from Financing Activities:
       Short-term borrowings                                                  97,892         63,851
       Payments on long-term debt                                             (5,350)           (41)
       Dividends on common stock                                              (9,689)       (10,192)
       Cost of common stock for treasury                                     (37,376)        (6,673)
       Distribution of treasury shares                                            --             34
                                                                            --------       --------

       Net cash provided by financing activities                              45,477         46,979

Effect of exchange rate changes on cash                                          342            236
                                                                            --------       --------

       Net decrease in cash                                                   (3,859)        (2,946)

Cash balance at beginning of period                                           13,852          8,609
                                                                            --------       --------

Cash balance at end of period                                               $  9,993       $  5,663
                                                                            ========       ========

See accompanying notes to consolidated condensed financial statements

                               RUSSELL CORPORATION

              Notes to Consolidated Condensed Financial Statements



1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 4, 1999, and January 2, 1999, and the results of operations and cash flows for the thirteen and twenty-six week periods ended July 4, 1999, and July 5, 1998.

         The accounting policies followed by the Company are set forth in Note One to the Company's consolidated financial statements in Form 10-K for the year ended January 2, 1999.

2.       The components of inventory consist of the following: (In thousands)

                       7/4/99          1/2/99
                     ---------       ---------

Finished goods       $ 338,387       $ 288,465
Work in process         66,348          58,182
Raw material            43,633          54,943
                     ---------       ---------
                       448,368         401,590
LIFO reserve           (32,330)        (30,011)
                     ---------       ---------
                     $ 416,038       $ 371,579
                     =========       =========

3. The results of operations for the twenty-six weeks ended July 4, 1999, are not necessarily indicative of the results to be expected for the full year. The financial statements for the twenty-six weeks ended July 4, 1999, include non-recurring charges of approximately $37,517,000 on a pre-tax basis related primarily to severance accruals, asset impairments, the relocation of certain personnel to Atlanta, and adjustments to depreciation expense related to assets involved in the Company's restructuring plans.

         On July 22, 1998, the Company announced its intent to undertake a major restructuring to improve the Company's global competitiveness. It was further announced that management expected the Company to incur charges associated with the restructuring and reorganization in the range of $100 to $125 million after tax which would occur over a three year period. The financial statements for the twenty-six weeks ended July 4, 1999 include charges amounting to $31,275,000 pre-tax, equivalent to $.56 on an after-tax per share basis. The cumulative after-tax restructuring and reorganization charges incurred, as of July 4, 1999 is approximately $65.9 million.

         For the twenty-six weeks ended July 4, 1999, $7,913,000 of the pre-tax charge was reflected in cost of goods sold associated with severance accruals and the closing of certain operations. The balance of the charges, $23,362,000, is reflected as a loss in other income and expense and consists primarily of write-down of assets (machinery, equipment and facilities) to fair value. Also for the same twenty-six week period, cost of sales reflected additional depreciation cost of $4,452,000 arising from a change in the estimated useful life of certain assets, and selling, general and administrative expenses reflected charges of $1,790,000 related to expenses associated with the relocation of certain personnel to Atlanta.

The following tables reflect restructuring, asset impairment and other charges recorded in the 26 weeks ended July 4, 1999:

CLASSIFICATION IN STATEMENT OF OPERATIONS (In thousands)

                                              Cost of       Selling, General         Other
                                            Goods Sold      & Administrative        Expense
                                            ----------      ----------------        -------
Restructuring charges
         Employee termination                 $ 6,110
         Exit cost related to facilities        1,624                               $   485
                                              -------          -------              -------
                                              $ 7,734          $     0              $   485
                                              -------          -------              -------

     Asset impairment
         Facilities in operation              $   179                               $15,595
         Facilities held for disposal                                                 5,701
                                              -------          -------              -------
                                              $   179          $     0              $21,296
                                              -------          -------              -------

     Other unusual charges
         Other                                                                      $ 1,581
                                              -------          -------              -------
                                              $     0          $     0              $ 1,581
                                              -------          -------              -------
     Total                                    $ 7,913          $     0              $23,362
                                              =======          =======              =======
      Grand Total                                                                   $31,275
                                                                                    =======


SEGMENTING RESTRUCTURING AND OTHER CHARGES  (In thousands)

                             Restructuring      Asset
                                Charges       Impairments    Other
                             -------------    -----------    ------

     Activewear                 $ 8,219         $21,475     $ 1,581
     International
     All Other
                                -------         -------     -------
                                $ 8,219         $21,475     $ 1,581
                                =======         =======     =======

     Grand Total                                            $31,275
                                                            =======



ACTIVITY RELATED TO RESTRUCTURING (In thousands)

                                                 Liability at     Expense     Amount    Liability at
Cash Related:                                  January 2, 1999   Incurred      Paid     July 4, 1999
                                               ---------------   --------     ------    ------------

Exit cost related to facilities                     $   534      $ 2,109      $ 2,109     $  534
Employee termination charges                          4,567        6,110        9,071      1,606
Royalties on licenses                                 1,223            0            0      1,223
Asset impairment charges related to facilities            0        2,385        2,385          0

                                                    -------      -------      -------     ------
                                                    $ 6,324      $10,604      $13,565     $3,363
                                                    =======      =======      =======     ======


Non-cash related

Exit cost related to facilities                                  $     0
Asset impairment charges related to facilities                    19,090
                                                                 -------
                                                                 $19,090
                                                                 =======



         At July 4, 1999, the Company held for resale certain closed facilities with an adjusted carrying value of approximately $21.8 million, which have been included in property, plant and equipment.

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

         The evidence was uncontroverted that Russell Corporation is in compliance with its permit issued by the Alabama Department of Environmental Management (ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and under applicable law, no damages should have been awarded. The Company's appeal is pending before the Alabama Supreme Court. If such appeal proves to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

         As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of July 4, 1999.

         On February 23, 1999, a similar law suit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision. The suit seeks unspecified damages for alleged nuisance and trespass. The Company plans to vigorously defend this suit.

5. Earnings per share calculated in accordance with SFAS 128 are as follows: (In thousands except shares and per share amounts)

                                                 13 Weeks Ended                     26 Weeks Ended
                                          ----------------------------      ------------------------------
                                             7/4/99          7/5/98            7/4/99            7/5/98
                                          -----------      -----------      ------------       -----------

Net income (loss)                         $     1,443      $     6,560      $    (12,908)      $     8,409
Basic Calculation:
Average shares outstanding                 34,065,723       36,279.681        34,514,500        36,341,613
                                          ===========      ===========      ============       ===========
Net income (loss) per share-basic         $      0.04      $      0.18      $      (0.37)      $      0.23
                                          ===========      ===========      ============       ===========
Diluted Calculation:
Average shares outstanding                 34,065,723       36,279,681        34,514,500        36,341,613
Net common shares issuable
on exercise of certain stock options           79,540           53,643            47,500            41,856
                                          -----------      -----------      ------------       -----------

                                           34,145,263       36,333,324        34,562,000        36,383,469
                                          ===========      ===========      ============       ===========
Net income (loss) per share-diluted       $      0.04      $      0.18      $      (0.37)      $      0.23
                                          ===========      ===========      ============       ===========

6. For the thirteen and twenty-six week periods ended July 4, 1999 and July 5, 1998, accumulated other comprehensive loss as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments. The components of comprehensive income, net of tax, for these periods were as follows: (In thousands)


                                    13 Weeks Ended               26 Weeks Ended
                                 ---------------------        ---------------------
                                 7/4/99        7/5/98         7/4/99        7/5/98
                                 -------       -------        -------       -------

Net income (loss)                $ 1,443       $ 6,560       $(12,908)      $8,409

Translation (loss) gain             (688)          (41)        (2,996)         652
                                 -------       -------       --------       ------

Comprehensive income (loss)      $   755       $ 6,519       $(15,904)      $9,061
                                 =======       =======       ========       ======


7. Russell Corporation has three reportable segments: Activewear, International and All Other. The following tables reflect segment financial information for the 13 week periods ended July 4, 1999 and July 5, 1998. (In thousands)

                                        13 Weeks ended July 4, 1999
                                        ---------------------------
                             Activewear   International   All Other       Total
                             ----------   -------------   ---------       -----
Revenues from
    external customers        $193,686      $ 32,006      $ 34,757      $  260,449
Earnings before interest
    and income taxes
    (EBIT)                       9,540         1,080         4,011          14,631
Total assets                   834,747       112,104       240,376       1,187,227

                                     13 weeks ended July 5, 1998
                                     ---------------------------
                         Activewear  International    All Other       Total
                         ----------  -------------    ---------       -----
Revenues from
  external customers      $204,954      $ 31,282       $35,588      $271,824
EBIT (loss)                 13,940          (567)        4,912        18,285

         The Activewear EBIT for the 13 weeks ended July 4, 1999 reflects a charge of $2,226,000 in additional depreciation expense for changes in the expected useful lives of certain facilities.

         In 1998, the Company did not allocate specific assets (i.e. Facilities) to segments, therefore segment asset data is not available for the periods ended on or before January 2, 1999.

         The following tables reflect segment financial information for the 26 week periods ended July 4, 1999 and July 5, 1998.

                                    26 Weeks ended July 4, 1999
                                    ---------------------------
                           Activewear  International  All Other      Total
                           ----------  -------------  ---------      -----
Revenues from
  external customers        $368,634      $61,743      $63,249      $493,626
EBIT                          14,689        2,188        8,686        25,563

                                    26 Weeks ended July 5, 1999
                                    ---------------------------
                           Activewear  International  All Other      Total
                           ----------  -------------  ---------      -----
Revenues from
  external customers       $398,686      $ 62,555       $66,812      $528,053
EBIT (loss)                  29,449        (2,621)        9,662        36,490

The Activewear EBIT for the 26 weeks ended July 4, 1999 reflects a charge of $4,452,000 in additional depreciation expense for changes in the expected useful lines of certain facilities.

A reconciliation of combined operating profit (loss) for the three segments to consolidated (loss) income before taxes is as follows: (In thousands)

                                                  13 Weeks Ended                    26 Weeks Ended
                                             -----------------------       ------------------------------
                                              7/4/99         7/5/98         7/4/99                7/5/98
                                             --------       --------       --------              --------

     Total EBIT for reportable segments      $ 14,631       $ 18,285       $ 25,563              $ 36,490
     Restructuring, impairment and
        other unusual charges                  (5,390)            --        (33,064)               (8,259)
     Interest expense                          (6,489)        (7,352)       (13,382)              (14,001)
                                             --------       --------       --------              --------
     Income (loss) before taxes              $  2,752       $ 10,933       $(20,884)             $ 14,230
                                             ========       ========       ========              ========

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

         A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:

                                                         Comparison of
                                      --------------------------------------------------
                                             13 Weeks                    26 Weeks
                                           Ended 7/4/99                Ended 7/4/99
                                           and  7/5/98                  and 7/5/98
                                      ----------------------      ----------------------
                                                    Increase (Decrease)
                                                   (Dollars in Thousands)

Net sales                             $(11,375)        (4.2)%    $(34,427)        (6.5)%

Cost of goods sold                       1,188          0.6        (5,816)        (1.5)

Selling, general and
         administrative expenses        (6,016)       (10.9)      (16,879)       (14.3)

Interest expense                          (863)       (11.7)         (619)        (4.4)

Other income                            (2,497)         n/a       (24,001)         n/a

Income before taxes                     (8,181)       (74.8)      (35,114)         n/a

Provision for income taxes              (3,064)       (70.1)      (13,797)         n/a

Net income                              (5,117)       (78.0)      (21,317)         n/a

         Net sales for the second quarter of 1999 were $260,449,000 down 4.2% from the previous year's second quarter of $271,824,000. On a year to date basis, sales were $493,626,000 versus $528,053,000; a decline of 6.5%. Of the $34 million decline in year-to-date sales, 87% occurred in the Activewear segment. In Activewear, approximately one third of the sales decline was related to discontinued businesses, and more than $20 million related to business declined for credit concerns (versus years past).

         The All Other segment sales and income were generally in line with expectations and the previous year. The International segment experienced a sales increase over the second quarter of 1998. Due to the elimination of certain operations and product lines, the segment produced EBIT in the current quarter of $1.1 million versus a loss of $0.6 million the prior year.

         Results for the current quarter include restructuring and reorganization charges and other unusual expenses as part of the Company's previously announced multi-year strategic plan. This plan was announced on July 22, 1998, and details of the plan are more fully discussed in the 1998 Annual Report to Shareholders. Charges in the current quarter amounted to $4.4 million of restructuring and reorganization expenses and $3.2 million of other unusual charges.

         For the 13-week period ended July 4, 1999, gross margins declined to 23.3% versus 26.9% in the previous year. Gross margins were impacted by the previously mentioned activities. For the quarter, $5,032,000 was reflected in cost of goods sold for employee severance amounts associated with the closing of three apparel operations facilities and accelerated depreciation on facilities scheduled for closing. Excluding this impact, gross margins would have been 25.2%, below last year because of reductions in prices and product mix changes. On a year-to-date basis, these changes were $12,368,000, implying a gross margin of 26.2% versus 27.6% for 1998.

         Selling, general and administrative expense includes approximately $1,016,000 for the quarter, and $1,790,000 for the year related to unusual expenses associated with the establishment of a dual headquarters in Atlanta. Results for the prior year include approximately $8 million related to the retirement, and subsequent replacement of the chairman, president and chief executive officer of the Company reported in the first quarter of 1998.

         During the second quarter of 1999, $1,568,000 is reflected as a loss in other income and expense and consists of the write-down of certain assets (machinery, equipment and facilities) to fair-value, again, as part of the strategic plan. This brings the total loss in other income and expense to $23,362,000 for the year.

Liquidity and Capital Resources

         At the end of the quarter, the current ratio was 2.6, down from last year's 3.4. Long-term debt to total capitalization was 36.5% and 35.1% at July 4, 1999 and July 5, 1998, respectively. Long-term debt to equity was 57.6% and 54.0% at July 4, 1999 and July 5, 1998, respectively.

         Required cash for inventories, purchases of property, plant and equipment, dividends, prepaid expenses and treasury stock purchases was provided by short-term borrowings during the period ended July 4, 1999. The Company maintained $287 million of informal lines of credit at the end of the quarter. Borrowings against these lines were $110,219,000 at quarter end.

         Approximately 741,000 shares were repurchased in the quarter ended July 4, 1999, bringing the total repurchased to 1,776,000 year to date. Approximately
2.2 million shares remain in the current authorization.

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

         The evidence was uncontroverted that Russell Corporation is in compliance with its permit issued by the Alabama Department of Environmental Management (ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and under applicable law, no damages should have been awarded. The Company's appeal is pending before the Alabama Supreme Court. If such appeals prove to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

         As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of July 4, 1999.

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

         The initial phase of the corporate project involved the inventory and analysis of existing information systems. From this analysis a plan for remediation was formulated and put into action in January, 1997. This plan is now 100% complete in bringing these systems into Year 2000 compliance with 23,641 actual hours expended against a planned 22,319 hours. The Company met its planned completion date for testing and implementation of this phase on June 30, 1999.

         The second phase of the corporate project was to inventory, analyze and test the infrastructure that involves imbedded microchips. This phase began in January, 1998, and has identified 3,739 unique products (hardware and models, software and releases) that are being certified through vendor certification and testing where possible. To date 3,276 or 88% of these products have been certified. The planned completion date for this phase is the end of the third quarter of this year.

         The Year 2000 corporate project was expanded into a third phase to include the Cross Creek and DeSoto Mills subsidiaries under the same project format and phases as the parent company. DeSoto Mills is 100% complete in remediation of business and manufacturing systems and has certified 67% of infrastructure products. The Cross Creek subsidiary is 100% complete on remediation of information systems and has certified 81% of infrastructure products.

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

         The fifth phase of the Year 2000 project involves an assessment of the major customers of the Company and their Year 2000 readiness. A questionnaire was mailed in November 1998 to 200 customers to begin the assessment of their Year 2000 status and their potential as a viable customer in the Year 2000. Response has been positive in this area with most customers achieving compliance by June, 1999.

         The Year 2000 efforts in the Russell UK subsidiary involve the replacement of purchased application software. The first phase of this project was to identify and select an information systems software solution that would meet the business needs of the subsidiary and resolve the Year 2000 issue. The software has been selected with implementation underway and scheduled to be completed by the end of the third quarter. The second phase of the Russell UK project was the identification of infrastructure products. To date, 456 products were identified with 86% being certified as compliant.

         Management has determined that the costs for correction of the Year 2000 issues are expected to total approximately $1,895,000 with $1,750,000 being expended through the end of the second quarter of 1999. The Year 2000 project is being funded out of normal operating funds.

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

         Business units are in the process of developing contingency plans for processes, equipment and suppliers. The planned completion date is the end of the third quarter of 1999.

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

Impact of Recently Issued Accounting Standards

         In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company plans to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet completed its analysis of the impact, if any, that Statement 133 may have on its financial statements.

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

         The evidence was uncontroverted that Russell Corporation is in compliance with its permit issued by the Alabama Department of Environmental Management (ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and under applicable law, no damages should have been awarded. The Company's appeal is pending before the Alabama Supreme Court. If such appeals prove to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

         As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of July 4, 1999.

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





                                                RUSSELL CORPORATION
                                       ---------------------------------------
                                                    (Registrant)



Date  August 17, 1999                          /s/ Eric N. Hoyle
      ---------------                  ---------------------------------------
                                       Eric N. Hoyle, Executive Vice President
                                         and Chief Financial Officer
                                         (For the Registrant and as
                                         Principal Financial Officer)