Form 10-Q
period 1999-10-03
RUSSELL CORP
filed 1999-11-16
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 3, 1999             Commission file number 0-1790


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

             Class                            Outstanding at November 10, 1999

Common Stock, Par Value $.01 Per Share                33,058,107 shares
                                                     (Excludes Treasury)

                              RUSSELL CORPORATION
                                     INDEX

                                                                                        Page No.
                                                                                        --------

Part I.   Financial Information:

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets --
                October 3, 1999 and January 2, 1999                                        2

            Consolidated Condensed Statements of Operations --
                Thirteen Weeks Ended October 3, 1999 and October  4, 1998                  3
                Thirty-nine Weeks Ended October 3, 1999 and October 4, 1998                4

            Consolidated Condensed Statements of Cash Flows --
                Thirty-nine Weeks Ended October 3, 1999 and October 4, 1998                5

            Notes to Consolidated Condensed Financial Statements                           6

   Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                                           11

   Item 3.  Quantitative and Qualitative Disclosure of Market Risk                        16

Part II.  Other Information

   Item 1.  Legal Proceedings                                                             17

   Item 6.  Exhibits and Reports on Form 8-K                                              18

                         PART I - FINANCIAL INFORMATION
                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
           (Dollars in Thousands Except Shares and Per Share Amounts)

                                                                                  October 3         January 2
                                                                                     1999             1999
                                                                                 -----------       -----------
                                                                                 (Unaudited)        (Audited)

      ASSETS

Current assets:
      Cash                                                                       $    10,753       $    13,852
      Accounts receivable, net                                                       275,539           179,307
      Inventories - Note 2                                                           384,631           371,579
      Prepaid expenses and other current assets                                       26,763            19,976
                                                                                 -----------       -----------

               Total current assets                                                  697,686           584,714

Property, plant & equipment                                                        1,228,366         1,224,242
      Less accumulated depreciation                                                 (749,512)         (704,255)
                                                                                 -----------       -----------
                                                                                     478,854           519,987

Other assets                                                                          60,926            48,863
                                                                                 -----------       -----------

               Total assets                                                      $ 1,237,466       $ 1,153,564
                                                                                 ===========       ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
      Short-term debt                                                            $   176,101       $    12,908
      Accounts payable and accrued expenses                                          104,078           101,784
      Federal and state income taxes                                                   3,094             1,989
      Current maturities of long-term debt                                            21,414            32,214
                                                                                 -----------       -----------
               Total current liabilities                                             304,687           148,895

Long-term debt, less current maturities                                              306,979           323,043

Deferred liabilities                                                                  67,973            66,855

Commitments and contingencies                                                             --                --

Shareholders' equity:
      Common Stock, par value $.01 per share; authorized
         150,000,000 shares, issued 41,419,958 shares                                    414               414
      Paid-in capital                                                                 48,294            48,294
      Retained earnings                                                              723,386           730,723
      Treasury stock, at cost (8,361,851 shares at
           10/3/99 and 5,900,564 shares at 1/2/99)                                  (210,036)         (160,093)
      Accumulated other comprehensive loss                                            (4,231)           (4,567)
                                                                                 -----------       -----------
               Total shareholders' equity                                            557,827           614,771
                                                                                 -----------       -----------

               Total liabilities & shareholders' equity                          $ 1,237,466       $ 1,153,564
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

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)

                                                                         13 Weeks Ended
                                                                 -----------------------------
                                                                  October 3         October 4
                                                                     1999              1998
                                                                 -----------       -----------

Net sales                                                        $   344,915       $   377,208
Costs and expenses:
           Cost of goods sold                                        241,486           280,857
           Selling, general and administrative expenses               58,674            76,743
           Other - net                                                 5,042            33,765
           Interest expense                                            7,463             7,589
                                                                 -----------       -----------
                                                                     312,665           398,954
                                                                 -----------       -----------

Income (loss) before income taxes                                     32,250           (21,746)

Provision (benefit) for income taxes                                  12,313            (7,590)
                                                                 -----------       -----------

           Net income (loss)                                     $    19,937       $   (14,156)
                                                                 ===========       ===========

Average shares outstanding:
           Basic                                                  33,301,647        36,206,064
           Diluted                                                33,301,647        36,206,064

Net income (loss) per common share:
           Basic                                                 $      0.60       $     (0.39)
           Diluted                                               $      0.60       $     (0.39)

Cash dividends per common share                                  $      0.14       $      0.14

See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)

                                                                        39 Weeks Ended
                                                                 -----------------------------
                                                                  October 3         October 4
                                                                     1999              1998
                                                                 -----------       -----------

Net sales                                                        $   838,541       $   905,261
Costs and expenses:
           Cost of goods sold                                        618,057           663,244
           Selling, general and administrative expenses              159,599           194,547
           Other - net                                                28,674            33,396
           Interest expense                                           20,844            21,590
                                                                 -----------       -----------
                                                                     827,174           912,777
                                                                 -----------       -----------

Income (loss) before income taxes                                     11,367            (7,516)

Provision (benefit) for income taxes                                   4,338            (1,769)
                                                                 -----------       -----------

            Net income (loss)                                    $     7,029       $    (5,747)
                                                                 ===========       ===========

Average shares outstanding:
            Basic                                                 34,108,029        36,300,029
            Diluted                                               34,139,696        36,300,029

Net income (loss) per common share:
            Basic                                                $      0.21       $     (0.16)
            Diluted                                              $      0.21       $     (0.16)

Cash dividends per common share                                  $      0.42       $      0.42

See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                         39 Weeks Ended
                                                                                 ----------------------------
                                                                                 October 3         October 4
                                                                                    1999              1998
                                                                                 ----------        ----------

Cash Flows from Operating Activities:
       Net income (loss)                                                         $    7,029        $   (5,747)
       Adjustments to reconcile net income (loss) to
             cash (used in) provided by operating activities:
                   Depreciation and amortization                                     50,157            55,772
                   Deferred income taxes                                             (5,625)           (5,354)
                   Loss (gain) on sale of property, plant & equipment                   582               (20)
                   Non-cash restructuring charges                                    19,090            49,663
                   Changes in operating assets and liabilities:
                         Trade accounts receivable                                  (94,792)          (56,360)
                         Inventories                                                (13,378)          (35,093)
                         Prepaid expenses and other current assets                   (2,573)           (7,273)
                         Other assets                                                (8,344)            3,923
                         Accounts payable and accrued expenses                        2,887            38,154
                         Income taxes payable                                         1,056            (3,466)
                         Pension and other deferred liabilities                       2,483             8,133
                                                                                 ----------        ----------
       Net cash (used in) provided by operating activities                          (41,428)           42,332

Cash Flows from Investing Activities:
       Purchases of property, plant & equipment                                     (35,044)          (55,063)
       Proceeds from the sale of property, plant & equipment                            904               603
                                                                                 ----------        ----------
       Net cash used in investing activities                                        (34,140)          (54,460)

Cash Flows from Financing Activities:
       Short-term borrowings                                                        163,069            58,449
       Payments on long-term debt                                                   (26,864)          (21,478)
       Dividends on common stock                                                    (14,367)          (15,264)
       Cost of common stock for treasury                                            (49,943)           (9,414)
       Distribution of treasury shares                                                   --               799
                                                                                 ----------        ----------

       Net cash provided by financing activities                                     71,895            13,092

Effect of exchange rate changes on cash                                                 574              (431)
                                                                                 ----------        ----------

       Net (decrease) increase in cash                                               (3,099)              533

Cash balance at beginning of period                                                  13,852             8,609
                                                                                 ----------        ----------

Cash balance at end of period                                                    $   10,753        $    9,142
                                                                                 ==========        ==========

See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements


1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of October 3, 1999, and January 2, 1999, and the results of operations and cash flows for the thirteen and thirty-nine week periods ended October 3, 1999, and October 4, 1998.

     The accounting policies followed by the Company are set forth in Note One to the Company's consolidated financial statements in Form 10-K for the year ended January 2, 1999.

2. The components of inventory consist of the following: (In thousands)

                                             10/3/99            1/2/99
                                            ---------          ---------

                  Finished goods            $ 300,264          $ 288,465
                  Work in process              69,423             58,182
                  Raw materials                42,139             54,943
                                            ---------          ---------
                                              411,826            401,590
                  LIFO reserve                (27,195)           (30,011)
                                            ---------          ---------
                                            $ 384,631          $ 371,579
                                            =========          =========

3. The results of operations for the thirty-nine weeks ended October 3, 1999, are not necessarily indicative of the results to be expected for the full year. The financial statements for the thirty-nine weeks ended October 3, 1999, include non-recurring charges of approximately $44,124,000 on a pre-tax basis related primarily to severance expenses, asset impairments, the relocation of certain personnel to Atlanta, and adjustments to depreciation expense related to assets involved in the Company's restructuring plans.

     On July 22, 1998, the Company announced its intent to undertake a major restructuring to improve the Company's global competitiveness. It was further announced that management expected the Company to incur charges associated with the restructuring and reorganization in the range of $100 to $125 million after tax which would occur over a three year period. The financial statements for the thirty-nine weeks ended October 3, 1999 include charges amounting to $36,785,000 pre-tax, equivalent to $.65 on an after-tax per share basis. The cumulative after-tax restructuring and reorganization charges incurred, as of October 3, 1999 is approximately $67,075,000.

     For the thirty-nine weeks ended October 3, 1999, $9,509,000 of the pre-tax charge was reflected in cost of goods sold associated with severance expenses and the closing of certain operations. The balance of the charges, $27,276,000, is reflected as a loss in other income and expense and consists primarily of write-down of assets (machinery, equipment and facilities) to fair value. Also for the same thirty-nine week period, cost of sales reflected additional depreciation cost of $4,950,000 arising from a change in the estimated useful life of certain assets, and selling, general and administrative expenses reflected charges of $2,389,000 related to expenses associated with the relocation of certain personnel to Atlanta.

     The following tables reflect restructuring, asset impairment and other unusual charges recorded in the thirty-nine weeks ended October 3, 1999:

     CLASSIFICATION IN STATEMENT OF OPERATIONS (In thousands)

                                                  Cost of               Other
                                                 Goods Sold            Expense
                                                 ----------           ---------

     Restructuring charges
        Employee termination                      $   7,894           $      --
        Exit cost related to facilities               1,436               1,247
                                                  ---------           ---------
                                                      9,330               1,247
                                                  ---------           ---------

     Asset impairment
        Facilities in operation                         179              16,730
        Facilities held for disposal                     --               7,718
                                                  ---------           ---------
                                                        179              24,448
                                                  ---------           ---------

     Other unusual charges
         Other                                           --               1,581

                                                                      ---------
                                                                          1,581
                                                  ---------           ---------

     Total                                        $   9,509           $  27,276
                                                  =========           =========

     Grand Total                                                      $  36,785
                                                                      =========

     SEGMENTING RESTRUCTURING, ASSET IMPAIRMENTS, AND OTHER CHARGES (In thousands)

                                   Restructuring         Asset
                                      Charges         Impairments          Other
                                   -------------      -----------       -----------

     Activewear                      $ 10,577           $ 24,627          $  1,581
     International
     All Other
                                     --------           --------          --------
                                     $ 10,577           $ 24,627          $  1,581
                                     ========           ========          --------

     Grand Total                                                          $ 36,785
                                                                          ========

     ACTIVITY RELATED TO RESTRUCTURING (In thousands)

                                                       Liability at         Expense         Amount         Liability at
     Cash Related:                                   January 2, 1999       Incurred          Paid          Oct 3, 1999
                                                     ----------------     -----------    ------------    ---------------

     Exit cost related to facilities                    $     534          $   2,683      $    2,683        $     534
     Employee termination charges                           4,567              7,894          12,112              349
     Royalties on licenses                                  1,223                 --             700              523
     Asset impairment charges related to facilities            --              5,537           5,537               --
                                                        ---------          ---------      ----------         --------
                                                        $   6,324          $  16,114      $   21,032         $  1,406
                                                        =========          =========      ==========         ========
     Non-cash related:

     Asset impairment charges related to facilities                        $  19,090

                                                                           ---------
                                                                           $  19,090
                                                                           ---------

     At October 3, 1999, the Company held for resale certain closed facilities with an adjusted carrying value of approximately $20 million, which have been included in property, plant and equipment.

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

     The evidence was uncontroverted that Russell Corporation was and is in compliance with its permit issued by the Alabama Department of Environmental Management (ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and under applicable law, no damages should have been awarded. The Company's appeal is pending before the Alabama Supreme Court. If such appeal proves to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

     As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of October 3, 1999.

     On February 23, 1999, a similar law suit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision. The suit seeks unspecified damages for alleged nuisance and trespass. The Company plans to vigorously defend this suit.

5.   Earnings per share calculated in accordance with SFAS 128 are as follows:
     (In thousands except shares and per share amounts)

                                                        13 Weeks Ended                    39 Weeks Ended
                                                  ---------------------------      ----------------------------
                                                      10/3/99         10/4/98          10/3/99          10/4/98
                                                  -----------     -----------      -----------      -----------

     Net income (loss)                            $    19,937     $   (14,156)     $     7,029      $    (5,747)
     Basic Calculation:
     Average shares outstanding                    33,301,647      36,206,064       34,108,029       36,300,029
                                                  ===========     -----------      ===========      -----------
     Net income (loss) per share-basic            $      0.60     $     (0.39)     $      0.21      $     (0.16)
                                                  ===========     -----------      ===========      -----------
     Diluted Calculation:
     Average shares outstanding                    33,301,647      36,206,064       34,108,029       36,300,029
     Net common shares issuable
     on exercise of dilutive stock options                 --              --           31,667               --
                                                  -----------     -----------      -----------      -----------

                                                   33,301,647      36,206,064       34,139,696       36,300,029
                                                  -----------     ===========      -----------      ===========
     Net income (loss) per share-diluted          $      0.60     $     (0.39)     $      0.21      $     (0.16)
                                                  ===========     -----------      ===========      -----------

6. For the thirteen and thirty-nine week periods ended October 3, 1999 and October 4, 1998, accumulated other comprehensive loss as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments. The components of comprehensive income, net of tax, for these periods were as follows: (In thousands)

                                                       13 Weeks Ended                      39 Weeks Ended
                                                ---------------------------         -----------------------------
                                                 10/3/99            10/4/98          10/3/99              10/4/98
                                                --------           --------         --------             --------

         Net income (loss)                      $ 19,937           $(14,156)        $  7,029             $ (5,747)

         Translation  gain                         3,332               1,472             336                2,124
                                                --------           ---------        --------             --------

         Comprehensive income (loss)            $ 23,269           $(12,684)        $  7,365             $ (3,623)
                                                ========           ========         ========             ========

7. The Company has three reportable segments: Activewear, International and All Other. The following tables reflect segment financial information for the thirteen week periods ended October 3, 1999 and October 4, 1998. (In thousands)

                                            13 Weeks ended October 3, 1999
                                            ------------------------------
                                 Activewear    International     All Other       Total
                                 ----------    -------------     ---------       -----

     Revenues from
         external customers       $271,374       $ 35,299        $ 38,242      $  344,915
     Earnings before interest
         and income taxes
         (EBIT)                     38,922          2,862           4,037          45,821
     Total assets                  891,473        108,192         237,801       1,237,466

                                            13 Weeks ended October 4, 1998
                                            ------------------------------
                                 Activewear    International     All Other       Total
                                 ----------    ------------      ---------       -----

     Revenues from
       external customers        $310,459        $ 32,203        $ 34,546      $  377,208
     EBIT                          42,577             190           4,154          46,921

     The Activewear EBIT for the thirteen weeks ended October 3, 1999, reflects a charge of $499,000 in additional depreciation expense for changes in the expected useful lives of certain facilities.

     In 1998, the Company did not allocate specific assets (i.e. facilities) to segments, therefore segment asset data is not available for the periods ended on or before January 2, 1999.

     The following tables reflect segment financial information for the thirty-nine week periods ended October 3, 1999 and October 4, 1998.

                                            39 Weeks ended October 3, 1999
                                            ------------------------------
                                 Activewear    International     All Other       Total
                                 ----------    ------------      ---------       -----


     Revenues from
         external customers      $ 640,008       $  97,042       $ 101,491     $  838,541
     EBIT                           53,611           5,049          12,723         71,383

                                            39 Weeks ended October 4, 1998
                                            ------------------------------
                                 Activewear    International     All Other       Total
                                 ----------    ------------      ---------       -----

     Revenues from
       external customers        $ 709,145      $  94,758        $ 101,358     $ 905,261
     EBIT (loss)                    72,026         (2,431)          13,816        83,411

     The Activewear EBIT for the thirty-nine weeks ended October 3, 1999, reflects a charge of $4,950,000 in additional depreciation expense for changes in the expected useful lives of certain facilities.

     A reconciliation of combined EBIT for the three segments to consolidated income (loss) before income taxes is as follows:
     (In thousands)

                                                     13 Weeks Ended                     39 Weeks Ended
                                              --------------------------        ----------------------------
                                                10/3/99          10/4/98          10/3/99            10/4/98
                                              ---------       ----------        ---------          ---------

     Total EBIT for reportable segments       $  45,821       $   46,921        $  71,383          $  83,411
     Restructuring, impairment, other
          unusual and relocation charges         (6,108)         (61,078)         (39,172)           (69,337)
     Interest expense                            (7,463)          (7,589)         (20,844)           (21,590)
                                              ---------       ----------        ---------          ---------
     Income (loss) before income taxes        $  32,250       $  (21,746)       $  11,367          $  (7,516)
                                              =========       ==========        =========          =========

8. On October 15, 1999, the Company announced that it would be closing its Scottish manufacturing plants in Bo'ness and Livingston by the end of the year 2000. This decision comes as part of the Company's continued efforts associated with a strategic multi-year restructuring plan announced a year ago on July 22, 1998. Due to the ongoing impact of increased competition within the European marketplace and the fact that many of the Company's competitors now source their product requirements from developing countries, the economics of maintaining a manufacturing base in Scotland are no longer viable. The Company plans to source approximately 100% of its European product requirements from contractors or joint ventures in developing countries.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     RESULTS OF OPERATIONS

     The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated condensed statements of operations.

     A summary of the period to period changes in the principal items included in the consolidated condensed statements of operations is shown below:

                                                               Comparison of
                                       -------------------------------------------------------------
                                                 13 Weeks                        39 Weeks
                                               Ended 10/3/99                   Ended 10/3/99
                                                and 10/4/98                      and 10/4/98
                                       ---------------------------     -----------------------------
                                                            Increase (Decrease)
                                                           (Dollars in Thousands)

Net sales                              $ (32,293)           (8.6)%     $ (66,720)            (7.4)%

Cost of goods sold                       (39,371)          (14.0)        (45,187)            (6.8)

Selling, general and
         administrative expenses         (18,069)          (23.5)        (34,948)           (18.0)

Interest expense                            (126)           (1.7)           (746)            (3.5)

Other income                             (28,723)          (85.1)         (4,722)           (14.1)

Income before taxes                       53,996             n/a          18,883              n/a

Provision for income taxes                19,903             n/a           6,107              n/a

Net income                                34,093             n/a          12,776              n/a

Thirteen weeks ended October 3, 1999 compared to October 4, 1998

     Sales. Sales decreased 8.6%, or $32,293,000, to $344,915,000 for the thirteen weeks ended October 3, 1999 from $377,208,000 for the thirteen weeks ended October 4, 1998. The decrease consisted of a 12.6% decline, or $39,085,000 within the Company's Activewear segment and increases of 9.6% and 10.7% within the Company's International and All Other segments, respectively. The Activewear sales decline was expected as retail and distributor customers planned deliveries later in the season than the prior year. Approximately $11,250,000 of the sales decline was due to planned discontinuance of certain business primarily within the Activewear segment.

     Gross Margin %. The Company's overall gross margin percentage increased to 30.0% for the thirteen weeks ended October 3, 1999 versus 25.5% in the comparable prior year period. Excluding the impact of restructuring and additional depreciation for changes in the expected useful lives of certain assets scheduled to be taken out of service in the near term, gross margins were 30.6% and 29.5% for the thirteen week periods ended October 3, 1999 and October 4, 1998, respectively. Gross margins were positively impacted primarily by the reduction in manufacturing cost as a result of the Company's aggressive move to assemble garments in low cost geographic locations versus last year. However, the positive impact being experienced as a result of the above is currently being offset by lower sales and sales prices as well as start-up costs from the move off shore.

     Selling, General and Administrative (SGA). SGA for the thirteen week period ended October 3, 1999 includes $598,000 of expenses associated with the establishment of a dual headquarters in Atlanta, GA. The prior year period includes $12,368,000 associated with Company's restructuring plan that was announced on July 22, 1998. Exclusive of the above expenses, SGA as a percent of net sales decreased slightly to 16.8% for the thirteen week period ended October 3, 1999 from 17.1% in the comparable prior year period.

     Earnings Before Interest and Tax (EBIT). The Company's overall EBIT as a percent of net sales increased to 13.4% for the thirteen week period ended October 3, 1999 from 12.4% in the comparable prior year period when calculated exclusive of total non-recurring charges of $6,607,000 and $61,078,000 for the thirteen week periods ended October 3, 1999 and October 4, 1998, respectively. These non-recurring charges relate to restructuring, asset impairment, other unusual expenses, and additional depreciation for changes in the expected useful lives of certain assets that are scheduled to be taken out of service in the near term. The Activewear segment EBIT as a percent of net sales is 14.5% for the thirteen week period ended October 3, 1999 up from 13.7% for the comparable prior year period. Again, this improvement is attributed to reduced manufacturing cost associated with the move of much of the Company's apparel assembly operations offshore. These savings for the quarter were approximately $12,350,000. The International segment EBIT as a percent of net sales increased to 8.1% for the thirteen week period ended October 3, 1999 up from 0.6% for the comparable prior year period. This turnaround is due to the elimination of certain operations and product lines. The All Other segment EBIT as a percent of net sales decreased to 10.6% for the thirteen week period ended October 3, 1999 from 12.0% for the comparable prior year period. However, these results were generally in line with management's expectations.

Thirty-nine weeks ended October 3, 1999 compared to October 4, 1998

     Sales. Sales decreased 7.4%, or $66,720,000, to $838,541,000 for the thirty-nine weeks ended October 3, 1999 from $905,261,000 for the thirty-nine weeks ended October 4, 1998. The decrease consisted of a 9.7% decrease, or $69,137,000 within the Company's Activewear segment and increases of 2.4% and 0.1% within the Company's International and All Other segments, respectively. Approximately $21,250,000 of the sales decline was due to planned discontinuance of certain business within the Activewear segment.

     Gross Margin %. The Company's overall gross margin percentage decreased slightly to 26.3% for the thirty-nine weeks ended October 3, 1999 versus 26.7% in the comparable prior year period. Excluding the impact of restructuring and additional depreciation for changes in the expected useful lives of certain assets scheduled to be taken out of service in the near term, gross margins were 28.0% and 28.4% for the thirty-nine week periods ended October 3, 1999 and October 4, 1998, respectively. Gross margins were positively impacted primarily by the reduction in manufacturing cost as a result of the Company's aggressive move to assemble garments in low cost geographic locations versus last year. Again, the positive impact being experienced as a result of the above is currently being offset by lower sales, and sales prices as well as start-up costs from the move off shore.

     Selling, General and Administrative (SGA). SGA for the thirty-nine week period ended October 3, 1999 includes $2,389,000 of expenses associated with the establishment of a dual headquarters in Atlanta, GA. The prior year period includes approximately $8,259,000 related to the retirement, and subsequent replacement of the chairman, president and chief executive officer of the Company and $12,368,000 associated with the Company's restructuring plan mentioned earlier. Exclusive of the above expenses, SGA as a percent of net sales decreased slightly to 18.7% for the thirty-nine week period ended October 3, 1999 from 19.2% in the comparable prior year period.

     Earnings Before Interest and Tax (EBIT). The Company's overall EBIT as a percent of net sales remained flat at approximately 9.1% for the thirty-nine week period ended October 3, 1999 compared to 9.2% in the comparable prior year period when calculated exclusive of total non-recurring charges of $44,124,000 and $69,337,000 for the thirty-nine week periods ended October 3, 1999 and October 4, 1998, respectively. These non-recurring charges relate to restructuring, asset impairment, other unusual expenses, and additional depreciation for changes in the expected useful lives of certain assets that are scheduled to be taken out of service in the near term. The Activewear segment EBIT as a percent of net sales is 9.2% for the thirty-nine week period ended October

3, 1999 down from 10.2% for the comparable prior year period. This is attributable to year to date sales of the Activewear segment being down 9.7%, or $69,137,000. However, the impact of the lower sales has been offset by the Company's successful efforts in reducing its manufacturing cost associated with the move of much of the Company's apparel assembly operations offshore. These savings for the thirty-nine weeks were approximately $23,150,000. The International segment EBIT as a percent of net sales increased to 5.2% for the thirty-nine week period ended October 3, 1999 up from a negative 2.6% for the comparable prior year period. The EBIT improvement within the International segment for the thirty-nine weeks ended October 3, 1999 over the comparable prior year period was $7,480,000 on additional net sales of only $2,284,000. As mentioned earlier, this continued turnaround is due to the elimination of certain operations and product lines. The All Other segment EBIT as a percent of net sales decreased to 12.5% for the thirty-nine week period ended October 3, 1999 from 13.6% for the comparable prior year period. Again, these results were generally in line with management's expectations.

Liquidity and Capital Resources

     At the end of the quarter, the current ratio was 2.3, down from last year's 2.9. Long-term debt to total capitalization was 35.5% and 34.0% at October 3, 1999 and October 4, 1998, respectively. Long-term debt to equity was 55.0% and 51.5% at October 3, 1999 and October 4, 1998, respectively.

     Required cash for purchases of property, plant and equipment, dividends and treasury stock purchases was provided by short-term borrowings during the period ended October 3, 1999. Subsequent to October 3, 1999, the Company entered into a 5-year, $250 million unsecured revolving credit facility with a group of six banks. The credit facility assures the Company availability of funds at market-based rates, provided the Company continues to meet the various covenants as set forth in the credit agreement. (The new covenants are generally similar to the covenants under existing long-term loan agreements.) Prior to entering into this new credit facility, the Company was dependent on informal, uncommitted lines of credit to finance its working capital requirements. Five of the six participating banks previously had a relationship with the Company.

     Approximately 670,000 shares were repurchased in the quarter ended October 3, 1999, bringing the total repurchased to 2.5 million year to date. Approximately 1.8 million shares remain in the current authorization.

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

     The evidence was uncontroverted that Russell Corporation was and is in compliance with its permit issued by the Alabama Department of Environmental Management (ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and under applicable law, no damages should have been awarded. The Company's appeal is pending before the Alabama Supreme Court. If such appeal proves to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

     As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of October 3, 1999.

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

     The initial phase of the corporate project involved the inventory and analysis of existing information systems. From this analysis a plan for remediation was formulated and put into action in January 1997. This plan is now 100% complete in bringing these systems into Year 2000 compliance with 23,641 actual hours expended against a planned 22,319 hours. The Company met its planned completion date for testing and implementation of this phase on June 30, 1999.

     The second phase of the corporate project was to inventory, analyze and test the infrastructure that involves imbedded microchips. This phase began in January, 1998, and has identified 3,622 unique products (hardware and models, software and releases) that are being certified through vendor certification and testing where possible. To date 3,506 or 97% of these products have been certified. The planned completion date for this phase is the end of November of this year.

     The Year 2000 corporate project was expanded into a third phase to include the Cross Creek and DeSoto Mills subsidiaries under the same project format and phases as the parent company. DeSoto Mills is 100% complete in remediation of business and manufacturing systems and has certified 86% of infrastructure products. The Cross Creek subsidiary is 100% complete on remediation of information systems and has certified 96% of infrastructure products.

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

     The fifth phase of the Year 2000 project involves an assessment of the major customers of the Company and their Year 2000 readiness. A questionnaire was mailed in November 1998 to 200 customers to begin the assessment of their Year 2000 status and their potential as a viable customer in the Year 2000. Response has been positive in this area with most customers reporting that they had achieved compliance by September, 1999.

     The Year 2000 efforts in the Russell UK subsidiary, part of our international segment, involved the replacement of purchased application software. The first phase of this project was to identify and select an information systems software solution that would meet the business needs of the subsidiary and resolve the Year 2000 issue. The software was selected and implementation was completed as scheduled by the end of the third quarter. The second phase of the Russell UK project was the identification of infrastructure products. To date, 456 products were identified with 86% being certified as compliant.

     Management has determined that the costs for correction of the Year 2000 issues are expected to total approximately $1,895,000 with $1,840,000 being expended through the end of the third quarter of 1999. The Year 2000 project is being funded out of normal operating funds.

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

     We continue to develop contingency plans for mission critical business functions, in the event internal systems or external events negatively impact our ability to provide service. The majority of our areas have completed their contingency plans and we expect all contingency plans to be completed by the end of November 1999.

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

FORWARD LOOKING INFORMATION

     This quarterly report on Form 10-Q, including management's discussion and analysis, contains certain statements that describe the Company's beliefs concerning future business conditions and prospects, growth opportunities, new product lines and the outlook for the Company based upon currently available information. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "expects," "projects" and similar phrases. These forward-looking statements are based upon assumptions the Company believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including among other matters, significant competitive activity, including promotional and price competition, changes in customer demand for the Company's products, inherent risks in the market place associated with new products and new product lines, including uncertainties about trade and consumer acceptance and other risk factors listed from time to time in the Company's SEC reports and announcements. The Company assumes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

     The Company is exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Form 10-K for the year ended January 2, 1999.



                                      16-

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

     The evidence was uncontroverted that Russell Corporation was and is in compliance with its permit issued by the Alabama Department of Environmental Management (ADEM) for the indirect discharge of its wastewater to the Alexander City wastewater treatment plant. Therefore, the Company believes that the verdict is contrary to the evidence presented in the case and under applicable law, no damages should have been awarded. The Company's appeal is pending before the Alabama Supreme Court. If such appeal proves to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

     As management believes that the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of October 3, 1999.

     On February 23, 1999, a similar law suit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision. The suit seeks unspecified damages for alleged nuisance and trespass. The Company plans to vigorously defend this suit.

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

               Exhibit 4.1 Form of Rights Agreement, dated as of September 15, 1999, between Russell Corporation and SunTrust Bank, Atlanta, which includes as Exhibit A thereto, the Form of Rights Certificate and as Exhibit B thereto, the Summary of Rights to Purchase Preferred Stock (which Form of Rights Agreement was filed as Exhibit 4.1 to the registrant's Current Report on Form 8-K filed on September 17, 1999 and is incorporated herein by reference).

               Exhibit 4.2 Form of Resolution Establishing and Designating Series A Junior Participating Preferred Stock as adopted by the Board of Directors of Russell Corporation as of October 25, 1989 (which was filed as
Exhibit 4.2 to the registrant's Current Report on Form 8-K filed on September 17, 1999 and is incorporated herein by reference).

               Exhibit 27 Financial Data Schedule (for SEC use only)

     (b)  Reports on Form 8-K

               On September 17, 1999, the Company filed a report on Form 8-K with respect to Item 5 - Other Matters reporting the adoption by the Company of a new shareholder rights plan which became effective upon the expiration of the Company's previous rights plan on October 25, 1999.

               Pursuant to the new Rights Agreement between the Company and SunTrust Bank, Atlanta, as Rights Agent (the "1999 Rights Agreement"), one Right was issued for each outstanding share of common stock, par value $.01 per share, of the Company on October 25, 1999. Each of the new Rights will entitle the registered holder to purchase from the Company one one-hundredth of a share of Series A Junior Participating Preferred Stock, par value $.01 per share, at a price of $85 per one one-hundredth of a share. The Rights generally will not become exercisable unless and until, among other things, any person acquires 15% or more of the outstanding shares of common stock. The new Rights are redeemable under certain circumstances at $.01 per Right and will expire, unless earlier redeemed or extended, on October 25, 2009.

               The description and terms of the new Rights are set forth in the 1999 Rights Agreement, a copy of which was filed with the current Report on Form 8-K and has been incorporated into this report.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                RUSSELL CORPORATION
                                     ------------------------------------------
                                                 (Registrant)



Date November 15, 1999                          /s/ Eric N. Hoyle
                                     ------------------------------------------
                                      Eric N. Hoyle, Executive Vice President
                                           and Chief Financial Officer
                                           (For the Registrant and as
                                           Principal Financial Officer)