Form 10-K405
period 2000-01-01
RUSSELL CORP
filed 2000-03-31
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended January 1, 2000

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _________________

Commission file number 0-1790

                               RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

                   Alabama                             63-0180720
        (State or other jurisdiction of              (I.R.S. Employer
       incorporation or organization)               Identification No.)

               755 Lee Street
           Alexander City, Alabama                     35011-0272
    (Address of principal executive offices)           (Zip Code)

     Registrant's telephone number, including area code:  (256)500-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
            Title of Each Class                 on Which Registered
            ---------------------               -------------------

     Common Stock, $.01 par value              New York Stock Exchange
                                               Pacific Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

         The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of March 24, 2000, was approximately $354,248,593.

         As of March 24, 2000, there were 32,540,533 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).


                                                                     -Continued-

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Shareholders Report for the year ended January 1, 2000 are incorporated by reference into Parts I, II and IV.

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 19, 2000 are incorporated by reference into Part III.

                                     PART I

ITEM 1. Business

                                     GENERAL


         Russell Corporation is an international branded apparel company specializing in activewear, casualwear and athletic uniforms. Its major brands include Russell Athletic(R), JERZEES(R) and Cross Creek(R). The Company designs and merchandises a variety of leisure and sports apparel marketed to sporting goods dealers, department and specialty stores, mass merchandisers, golf pro shops, college bookstores, screen printers and embroiderers, distributors, mail order houses and other apparel manufacturers. Products are derived from a combination of internally produced products, contractors and third-party sources.

         On July 22, 1998, the Company announced the Board of Directors had approved a three-year restructuring and reorganization plan to improve the Company's global competitiveness.

         The restructuring charges in 1999 relate primarily to plant closings with the shift of apparel assembly operations to lower cost geographic areas and the reconfiguration of distribution facilities. There were no significant revenue losses related to the restructuring charges that were announced in 1999, as the Company continued to move sewing operations to a combination of owned and contractor locations in Central America and Mexico. The Company closed 14 domestic apparel operations and announced the closure of two in Scotland as mentioned below. The Company also closed two yarn manufacturing facilities and one cloth fabrication facility. Reconfiguration of the distribution facilities continued throughout the year and is nearing completion as planned. Approximately 2,200 employees of facilities for which closure plans were announced in 1999 were notified of their termination and received detailed information on their individual severance packages when the facility closings were announced.

         On October 15, 1999, the Company announced that it would be closing its Scottish manufacturing plants in Bo'ness and Livingston by the end of the year 2000. This decision is part of the Company's continued efforts associated with a strategic multi-year restructuring and reorganization plan. Due to the ongoing impact of increased competition within the European marketplace and the fact that many of the Company's competitors now source their product requirements from developing countries, the economics of maintaining a manufacturing base in Scotland are no longer viable. The Company plans to source 100% of its European product requirements from contractors or joint ventures.

         In total, approximately 4,200 employees company-wide had been notified of their termination and separation and had received the details of their individual severance packages as of year-end.

         Of the Company's total revenues, more than 95% was derived from the sale of completed apparel, with the balance from woven fabrics. During each of the two previous fiscal years ending January 2, 1999 and January 3, 1998, completed apparel also accounted for more than 95% of total revenues. Foreign and export sales for 1999 were 12.2%. In each of the immediately preceding two years, foreign and export sales were 10.7% and 11.0%, respectively. One customer, Wal-Mart Stores, Inc. and affiliates, accounted for 19.4% of total revenues in 1999, 19.0% in 1998 and 18.8% in 1997.

         The Company produces athletic uniforms for most sports activities and for players of all ages and sizes. These products are marketed to professional, collegiate, high school, and other teams as well as to individuals. Activewear and casual apparel, such as t-shirts, fleece sweatshirts and sweatpants, pullovers, jackets, and other knitted apparel products, are produced for the general consumer market. Product lines also include placket shirts, turtlenecks and golf apparel. The Company also produces sports and casual socks, including tube, quarter anklet and crew socks for men, women and children. Woven fabrics are produced and sold to other apparel manufacturers.

         The Company's principal textile manufacturing facilities are located in and around Alexander City, Alabama. It also operates textile and apparel plants in other communities in Alabama, North Carolina and Virginia. The Company owns apparel assembly facilities in Mexico and Honduras. Warehousing and shipping is conducted in Alexander City, Ft. Payne and Montgomery, Alabama and Mt. Airy, North Carolina. The primary manufacturing and distribution facilities for the International Division are at Russell Europe Limited, located in and around Livingston, Scotland. The Company also maintains warehouses in Mexico and Australia.

         As a vertically integrated operation, the Company converts raw fibers into finished apparel and fabrics utilizing company-owned facilities, as well as contractors and general suppliers for spinning, knitting and weaving, dyeing and finishing, and cutting and sewing operations. Generally, the Company produces most of the yarns, other than textured and filament yarns, used in the Company's manufacturing processes. As a result of its integrated production process, all functions required to produce finished apparel and fabrics can be performed by the Company without reliance upon outside contractors. The Company is not, however, solely reliant on owned facilities and operations, particularly in apparel assembly. Approximately 70% of its products for domestic consumption were assembled offshore at contractors, owned offshore operations or purchased from other vendors at year end 1999.

         The Company benefits from flexibility in its production scheduling capability, permitting it to shift product emphasis as markets improve, change or temporarily decline for particular products. This ability to respond quickly to market changes has enabled the Company to manage the utilization of its manufacturing capacity.

         The Company's revenues and income are subject to seasonal variations. However, due to the time which may elapse between the acceptance of customers' orders and shipment of goods, prices may or may not immediately reflect changes in the Company's cost of raw materials and other costs. Working capital needs may change with the increase or decrease in inventories or accounts receivable as a result of a variety of credit terms and time between production and shipments. Production schedules are based upon current orders, the history of customer orders, market research, and similar factors. The Company has no meaningful backlog figures.

         The Company does not hold any significant patents, franchises or concessions in any of its segments. The Company's ability to manufacture and sell certain licensed apparel products is dependent upon licenses held by the Company to utilize various trademarks and tradenames on such apparel. The licenses are subject to periodic renewal and negotiation and certain minimum payments.

                                    SEGMENTS


         The Company has two reportable segments: Activewear and International. These segments offer similar products and operate in multiple locations. The reportable segments are each managed separately because they manufacture and distribute products into different geographical areas. The segment information found in Note 11 on pages 40 and 41 of the 1999 Annual Report to Shareholders is hereby incorporated by reference.

         Activewear - The Company's Activewear segment consists of three brands that sell to sporting goods dealers, department and specialty stores, mass merchants, wholesale clubs, college bookstores, screen printers, distributors, golf pro shops, and mail order catalogs. The Company's activewear apparel products include t-shirts, fleece products, such as sweat shirts and pants, athletic uniforms, knit shirts, and other activewear casual apparel.

         The Activewear segment consists of the primary operations of the Company's JERZEES(R), Russell Athletic(R) and Cross Creek(R) brands. Activewear is sold by a combination of a salaried, company-employed sales force and commission agents.

         The Activewear segment utilizes company-owned manufacturing facilities to produce product, as well as contractors or other vendors for components in the manufacturing process or for the procurement of finished product. Generally, company-owned and operated manufacturing facilities for Activewear consist of fabrication, dyeing and finishing, cutting, and sewing.

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

         This unit has experienced no material difficulty in purchasing adequate supplies and does not presently anticipate difficulties in the future. Russell Yarn has no long-term contracts for the supply of raw materials and is, therefore, subject to market price fluctuations.

         Fabrication is the process of converting yarn, provided by the Company's yarn unit or purchased from a third party, into cloth or fabrics. This is done through the process of single knitting, supplemented by smaller operations of double knitting and warp knitting. These operations are conducted in four plant locations in Alexander City with additional locations in Wetumpka and Sylacauga, Alabama and Mt. Airy, North Carolina.

         These fabrics are then dyed and finished in company-owned facilities in Alexander City, Wetumpka and Sylacauga, Alabama and Mt. Airy, North Carolina or by contractors. The dyeing and finishing processes impart and affect the appearances, the hand (feel), color fastness, uniformity, shade, and stability (retention and form) of the fabric.

         Cutting and sewing operations for Activewear are currently located in plants in the United States, Mexico, Honduras, and various contractors in Central and South America.

         International - The International strategic business unit manufactures and distributes activewear products under the JERZEES(R), Russell Athletic(R) and Cross Creek(R) brands throughout various countries outside the United States and Canada. This segment's major market is Europe, where the Company engages in both manufacturing and marketing of activewear similar to the processes described above for the Activewear segment.

         All Other - Other segments that do not meet the quantitative thresholds for determining reportable segments manufacture and sell fabrics to other apparel manufacturers and manufacture and sell socks.

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

                                    EMPLOYEES

         As of January 1, 2000, the Company had 16,645 employees in total, as follows:

                           Activewear                            14,873
                           International                            678
                           All Other                                730
                           Shared                                   364

The Company has never had a strike or work stoppage and considers its relationship with its employees to be good.

                                   REGULATION

         The Company is subject to federal, state and local laws and regulations affecting its business, including those promulgated under the Occupational Safety and Health Act (OSHA), the Consumer Product Safety Act (CPSA), the Flammable Fabrics Act, the Textile Fiber Product Identification Act, and the rules and regulations of the Consumer Products Safety Commission (CPSC). The Company believes that it is in compliance with all applicable governmental regulations under these statutes. The Company believes it is in compliance with all current environmental requirements and expects no major additional expenditures in this area in the foreseeable future.

                           FORWARD-LOOKING INFORMATION

         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates," "believes," "intends," "estimates," "expects" and similar phrases. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

         Some forward-looking statements concern anticipated sales levels, cost estimates and resulting earnings that are not necessarily indicative of subsequent periods due to the mix of future orders, at once orders and product mix changes, which may vary significantly from year to year or quarter to quarter, and the timing and effect of the Company's restructuring and reorganization plan. These forward-looking statements are based upon assumptions the Company believes are reasonable; however, such statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied or contemplated by, these statements. These risks and uncertainties include, but are not limited to, the overall level of consumer spending for apparel; the financial strength of the retail industry; actions by competitors that may impact the Company's business (including in particular changes in pricing); the existence of excess capacity in the Company's industry; changes in prices of raw materials used in the Company's manufacturing processes; the ability of the Company to reduce cost in more labor-intensive segments of the manufacturing process; the success of planned advertising, marketing and promotional campaigns and international activities; changes in customer relationships; the impact of economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control; and other risks and uncertainties discussed or indicated in other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. Properties

         The Company's principal executive offices are located in Atlanta, Georgia and Alexander City, Alabama, manufacturing plants and research facilities are located in Alexander City, Alabama, with additional plants in Alabama, North Carolina, Virginia, Mexico, Honduras, and Scotland. The Company has no material mortgages on any of its real property or manufacturing machinery except for capitalized lease obligations (see Note 2 of Notes to Consolidated Financial Statements), and believes that all of its properties are well maintained and suitable for its operations and are currently fully utilized for such purposes, excluding plants that are held for resale as a result of restructuring.

         The Company utilizes an aggregate of approximately 8,762,000 square feet of manufacturing, warehousing and office facilities. The following table summarizes the approximate areas of such facilities:



                                                                                                       Total
       Primary Use                    Activewear     International       All Other    Shared         Square Feet
       -----------                    ----------     -------------       ---------    ------         -----------

Spinning                                939,000                                                          939,000
Knitting and Weaving                    736,000                           138,000                        874,000
Dyeing and Finishing                    810,000                           151,000                        961,000
Cutting and Sewing                      964,000                                                          964,000
Warehousing and Shipping              2,761,000                           517,000                      3,278,000
Retail/Outlet Stores                     12,000                                                           12,000
Executive Offices,
   Maintenance Shops and
   Research and Development
   Facilities                                                                         624,000            624,000
Scotland                                                364,000                                          364,000
Mexico                                  382,000         142,000                                          524,000
Honduras                                222,000                                                          222,000

         All presently utilized facilities in the U.S. are owned, except the regional sales offices and the Company's headquarters in Atlanta, Georgia (see Notes 2 and 9 of Notes to Consolidated Financial Statements).

ITEM 3. Legal Proceedings

         In November 1998, a jury in Jefferson County, Alabama returned a verdict in Sullivan, et al. v. Russell Corporation, et al. Five plaintiff families were awarded a total of $155,200 in compensatory damages for property damage and $52,398,000 in punitive damages from the three defendants, Russell Corporation, Avondale Mills, Inc. and Alabama Power Company. Allegations in the case were that textile discharges of two of the defendants, including Russell Corporation, which were treated at a wastewater treatment plant of the City of Alexander City, Alabama and thereafter discharged into Lake Martin, constituted a nuisance and indirect trespass. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. The plaintiffs alleged mental anguish but no damages were granted for this claim. No allegation of personal injury was made in the case.

         The Company believes that the verdict is contrary to the evidence presented in the case, and under applicable law, no damages should have been awarded. The Company's appeal is pending before the Alabama Supreme Court. If such appeal proves to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

         As management believes that the amount of the final verdict should be overturned on appeal or the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's consolidated financial statements, liquidity or on the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of January 1, 2000.

         On February 23, 1999, a similar lawsuit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision, and on January 13, 2000, another lawsuit was filed in Jefferson County, Alabama by 15 families owning property adjacent to Lake Martin. The suits seek unspecified damages for alleged nuisance and trespass. The Company plans to vigorously defend these suits which have been consolidated.

         By letter dated January 13, 2000, the Company was notified by the United States Department of Justice (DOJ) that the DOJ intended to institute legal proceedings against the Company and certain other parties alleging violations by those parties of the Clean Water Act in connection with the treatment and discharge of waste at a water treatment facility operated by the City of Alexander City, Alabama. Preliminary discussions are being held with the DOJ with regard to the proposed suit by the DOJ. The Company believes it is in compliance with the Clean Water Act and will vigorously oppose the imposition of any monetary penalties or injunctive relief in any lawsuit that may be filed.

                  The Company is a party to various other lawsuits arising out of the conduct of its business, the majority of which, if adversely determined, would not have a material adverse effect upon the Company.

ITEM 4. Submission of Matters to a Vote of Security Holders

         None.

EXECUTIVE OFFICERS OF THE COMPANY

         "Election of Directors" on pages one through four of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 is incorporated herein by reference.

         Additional executive officers who are not directors are as follows:


                                                           Officer
                  Name                      Age             Since                   Position
                                            ---            --------                 --------
         Harry de Boer                       54              1999            Senior Vice President/
                                                                               President and Chief
                                                                               Executive Officer,
                                                                               International

         Steve R. Forehand                   44              1987            Assistant General Counsel
                                                                               and Assistant Secretary

         Michael W. Hager                    56              1998            Senior Vice President,
                                                                               Human Resources

         Floyd G. Hoffman                    57              1999            Senior Vice President,
                                                                               Corporate Development,
                                                                               General Counsel and
                                                                               Secretary

         K. Roger Holliday                   41              1988            Vice President, Investor
                                                                               Relations and Treasurer

         Thomas R. Johnson, Jr.              57              1989            Senior Vice President/
                                                                               President and Chief
                                                                                Executive Officer,
                                                                                Yarn

         Jonathan Letzler                    43              1998            Executive Vice President/
                                                                               President and Chief
                                                                               Executive Officer,
                                                                              JERZEES

         W. J. Spires, Jr.                   54              1988            Vice President/President
                                                                               and Chief Executive
                                                                               Officer, Cross Creek


                                                           Officer
                  Name                      Age             Since                   Position
                  ----                      ---            --------                 --------
         JT Taunton, Jr.                     57              1983            Senior Vice President/
                                                                               President and Chief
                                                                               Executive Officer,
                                                                               Fabrics and Services

         D. W. Wachtel                       61              1991            Senior Vice President/
                                                                               President and Chief
                                                                               Executive Officer,
                                                                               Russell Athletic

         Larry E. Workman                    56              1987            Controller


         Nancy N. Young                      51              1998            Vice President,
                                                                               Communications and
                                                                               Community Relations

         Mr. de Boer was employed by the Company in 1999 in his current position. Prior to joining the Company, he was an independent consultant since 1997. He was President and CEO of Nordica USA from 1996 to 1997. Prior to that, he was President and CEO of Avia Group International from 1990 to 1995.

         Mr. Forehand, employed by the Company in 1985 as Director of Taxes, served as Assistant Secretary from 1987 to 1988 and Secretary from 1989 to 1998.

         Mr. Hager was employed by the Company in 1998 in his current position. Prior to joining the Company, he was with Banc One Corporation, most recently as Senior Vice President from 1993 to 1998.

         Mr. Hoffman was employed by the Company in 1999 in his current position. Prior to joining the Company, he was most recently Vice
President-General Counsel and Secretary for OSI Industries, Inc. from 1996 to 1999. Prior to that, he was Vice President-Deputy General Counsel and Assistant Secretary for Sara Lee Corporation.

         Mr. Holliday, employed by the Company since 1986, was named Vice President, Investor Relations in 1998, and Treasurer in 1996. He served as President of the Licensed Products Division from 1994 to 1996, President of the Knit Apparel Division from 1991 to 1994 and Assistant Treasurer from 1988 to 1991.

         Mr. Johnson, employed by the Company since 1989, most recently served as Executive Vice President, Manufacturing. Prior to that, he was Vice President, Greige Manufacturing.

         Mr. Letzler was employed by the Company in 1998, and most recently served as Senior Vice President and Chief Executive Officer of JERZEES. Prior to joining the Company, he was with Sara Lee Corporation, from 1980 to 1998, most recently as President of Hanes Hosiery and prior to that he was President of the Hanes Printables Division.

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

         Ms. Young was employed by the Company in 1998 in her current role. Prior to joining the Company, she was with Sara Lee Corporation from 1984 to 1998, most recently as Director, Corporate Affairs and Community Relations.

         All executive officers and all other officers of the Company are elected by the Board of Directors and serve at the pleasure of the Board of Directors.

                                     PART II


ITEM 5. Market for the Registrant's Common
        Equity and Related Stockholder Matters

         "Dividend and Market Information" on the inside back cover and in Note 2 to Consolidated Financial Statements on page 30 of the Annual Shareholders Report for the year ended January 1, 2000 are incorporated herein by reference.

         The approximate number of holders of the Company's common stock at March 24, 2000 was 8,000.


ITEM 6. Selected Financial Data

         "Ten Year Selected Financial Data" on pages 18 and 19 of the Annual Shareholders Report for the year ended January 1, 2000, is incorporated herein by reference with respect to fiscal years 1999, 1998, 1997, 1996 and 1995.


ITEM 7. Management's Discussion and Analysis of
        Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 23 of the Annual Shareholders Report for the year ended January 1, 2000, is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 20 through 23 of the Annual Shareholders Report for the year ended January 1, 2000, is incorporated herein by reference.

ITEM 8. Financial Statements and Supplementary Data

         The following consolidated financial statements of the registrant and its subsidiaries included in the Annual Shareholders Report for the year ended January 1, 2000, are incorporated herein by reference:

           ...Consolidated Balance Sheets - January 1, 2000 and January 2, 1999

           ...Consolidated Statements of Operations - Years ended
                January 1, 2000, January 2, 1999 and January 3, 1998

           ...Consolidated Statements of Cash Flows - Years ended
                January 1, 2000, January 2, 1999 and January 3, 1998

           ...Consolidated Statements of Stockholders' Equity - Years ended
                January 1, 2000, January 2, 1999 and January 3, 1998

           ...Notes to Consolidated Financial Statements - Years ended
                January 1, 2000, January 2, 1999 and January 3, 1998

           ...Report of Independent Auditors


ITEM 9. Changes in and Disagreements with
        Accountants on Accounting and Financial Disclosure


         None.

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant


         "Election of Directors" on pages 1 through 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 is incorporated herein by reference.

         "Executive Officers of the Company" on pages I-7 and I-8 of this report is incorporated herein by reference.

         "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 is incorporated herein by reference.


ITEM 11. Executive Compensation

         "Executive Compensation" on pages 10 through 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 is incorporated herein by reference. "Management Development and Compensation Committee Report on Executive Compensation" and "Comparative Five-Year Cumulative Total Returns Through 12/31/99" on pages 6 through 9 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 are incorporated herein by reference, but pursuant to Instruction (9) to Item 402 (a)(3) of Regulation S-K shall not deemed to be filed with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         (a) "Principal Shareholders" on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 is incorporated herein by reference.

         (b) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 under the captions "Security Ownership of Executive Officers and Directors" on page 3 is incorporated herein by reference.

         (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions

         "Transactions with Management and Others" on page 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 19, 2000 is incorporated herein by reference.


                                      III-1

                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      List of Documents filed as part of this Report:

                  (1)      Financial Statements

                                    All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K

                  (2)      Financial Statement Schedule


                        Schedule                                                Page
                         Number             Description                        Number

                           II       Valuation and Qualifying                   IV-5 and 6
                                       Accounts

         All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

                  (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)


                                                                               Page Number or
                        Exhibit                                                Incorporation
                        Numbers             Description                        by Reference to
                        -------             -----------                        ----------------
                         (3a)       Restated Articles of                       Exhibit (3a) to
                                    Incorporation                              Annual Report
                                                                               on Form 10-K
                                                                               for year ended
                                                                               December 30, 1995

                         (3b)       Certificate of Adoption                    Exhibit 4.2 to
                                    of Resolutions by Board                    Current Report
                                    of Directors of Russell                    on Form 8-K filed
                                    Corporation dated                          September 17, 1999
                                    October 25, 1989

                         (3c)       Bylaws                                     Exhibit (3c) to
                                                                               Annual Report
                                                                               on Form 10-K
                                                                               for year ended
                                                                               December 30, 1995

                         (4a)       Rights Agreement dated                     Exhibit 4.1 to
                                    as of September 15, 1999                   Current Report on
                                    between the Company and                    Form 8-K filed on
                                    SunTrust Bank, Atlanta,                    September 17, 1999
                                    Georgia


                                                                           Page Number or
                        Exhibit                                            Incorporation
                        Numbers             Description                    by Reference to
                        -------             -----------                    ----------------

                         (4b)       Note Agreement dated as                       IV-9
                                    of August 28, 1997
                                    relating to the Company's
                                    6.65% Senior Notes due
                                    August 28, 2007

                         (4c)       Credit Agreement dated                        IV-10
                                    as of October 15, 1999
                                    relating to the Company's
                                    $250,000,000 Revolving
                                    Loan Facility

                         (10a)      Form of Deferred                       Exhibit (10a) to Annual
                                    Compensation Agreement                 Report on Form 10-K for
                                    with certain officers                  year ended December 30,
                                                                           1995

                         (10b)      Fuel supply contract                   Exhibit 13(c) to
                                    with Russell Lands,                    Registration Statement
                                    Incorporated dated                     No. 2-56574
                                    May 21, 1975

                         (10c)      1987 Stock Option Plan                 Exhibit 1 to Registration
                                                                           Statement No. 33-24898

                         (10d)      1993 Executive Long-Term               Exhibit 4(c) to
                                    Incentive Plan                         Registration Statement
                                                                           No. 33-69679

                         (10e)      1996 Amendment to the 1993             Exhibit (10g) to Annual
                                    Executive Long-Term                    Report on Form 10-K for
                                    Incentive Plan                         year ended January 3, 1998


                         (10f)      Russell Corporation 1997               Exhibit (10f) to Annual
                                    Non-Employee Directors'                Report on Form 10-K for
                                    Stock Grant, Stock Option              year ended January 2, 1999
                                    and Deferred Compensation
                                    Plan

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

                         (10h)      Russell Corporation                    Exhibit 4(k) to
                                    Flexible Deferral Plan                 Registration Statement
                                                                           No. 333-89765

                         (10i)      Russell Corporation                    Exhibit 4(k) to
                                    2000 Stock Option Plan                 Registration Statement
                                                                           No. 333-30238

                         (10j)      Russell Corporation                    Exhibit 4(k) to
                                    Employee Stock Purchase                Registration Statement
                                    Plan                                   No. 333-30236


                         (10k)      Employment Agreement,                  Exhibit 10.1 to Quarterly
                                    dated March 31, 1998, by               Report on Form 10-Q/A for
                                    and Between the Company                quarter ended April 5,
                                    and John F. Ward                       1998 as filed with the
                                                                           Securities and Exchange
                                                                           Commission on August 24, 1998

                         (10l)      Executive Deferred                     Exhibit 10.2 to Quarterly
                                    Compensation and Buyout                Report on Form 10-Q/A for
                                    Plan dated March 31, 1998,             quarter ended April 5,
                                    by and between the Company             1998 as filed with the
                                    and John F. Ward                       Securities and Exchange
                                                                           Commission on August 24, 1998

                         (10m)      Amendment to Employment                           IV-11
                                    Agreement, dated November
                                    1, 1999, by and between
                                    the Company and John F.
                                    Ward

                         (10n)      Employment Agreement                              IV-12
                                    dated November 20, 1998
                                    by and between the Company
                                    and Jonathan Letzler

                         (11)       Computations of Income/                           IV-13
                                    (Loss) per Common Share

                         (13)       1999 Annual Report to                             IV-14
                                    Shareholders

                         (21)       List of Significant                               IV-15
                                    Subsidiaries

                         (23)       Consent of Ernst & Young LLP,                     IV-16
                                    Independent Auditors

                         (27)       Financial Data Schedule (for SEC use only)        IV-18

         Pursuant to Item 601(b)(4)(iii) of Regulation S-K, upon request of the Commission, the registrant will furnish copies to the Commission of any agreement which defines the rights of holders of long-term debt of the registrant for which the total amount of securities authorized thereunder does not exceed 10% of the total assets of the registrant and its subsidiaries on a consolidated basis and which have not heretofore been filed with the Commission.

         (b)    Reports on Form 8-K

                No reports on form 8-K were filed during the fourth quarter of the year ended January 1, 2000.

         For the purpose of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into the undertakings contained in Part II of the registrant's registration statement on Form S-8 number 33-24898:

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
DESCRIPTION                                      OF PERIOD        AND EXPENSES      ACQUISITION     DEDUCTIONS         OF PERIOD
---------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED JANUARY 1, 2000
     Allowance for doubtful accounts             $ 5,363,868       $   412,214      $      -0-     $ 1,255,516 (1)    $ 4,520,566
     Reserve for discounts and returns             3,198,242         1,984,423             -0-       1,791,464 (2)      3,391,201
                                                 -----------       -----------      ----------     -----------        -----------

                                    TOTALS       $ 8,562,110       $ 2,396,637      $      -0-     $ 3,046,980        $ 7,911,767
                                                 ===========       ===========      ==========     ===========        ===========

YEAR ENDED JANUARY 2, 1999
     Allowance for doubtful accounts             $ 7,350,437       $13,927,466      $      -0-     $15,914,035 (1)    $ 5,363,868
     Reserve for discounts and returns             3,182,594         8,692,248             -0-       8,676,600 (2)      3,198,242
                                                 -----------       -----------      ----------     -----------        -----------

                                    TOTALS       $10,533,031       $22,619,714             -0-     $24,590,635        $ 8,562,110
                                                 ===========       ===========      ==========     ===========        ===========

YEAR ENDED JANUARY 3, 1998
     Allowance for doubtful accounts             $ 8,646,733       $ 3,494,827      $      -0-     $ 4,791,123 (1)    $ 7,350,437
     Reserve for discounts and returns             1,563,436        10,068,224             -0-       8,449,066 (2)      3,182,594
                                                 -----------       -----------      ----------     -----------        -----------

                                    TOTALS       $10,210,169       $13,563,051      $      -0-     $13,240,189        $10,533,031
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
-----------------------------------------------------------------------------------------------------------------------------------

RESTRUCTURING AND REORGANIZATION RESERVES

YEAR ENDED JANUARY 1, 2000
     Asset impairment and                       $ 3,951,000     $28,459,000               -0-    $17,778,000(4)(5)     $14,632,000
         accelerated depreciation
     Employee termination charges                 4,567,000      17,542,000               -0-     17,339,000(3)          4,770,000
     Inventory write-downs                        1,964,000       4,988,000               -0-      3,701,000(5)          3,251,000
     Termination of certain
         licenses and contracts                   1,223,000             -0-               -0-            -0-             1,223,000
     Exit cost related to facilities                534,000      11,743,000               -0-     11,743,000(3)            534,000
     Other                                              -0-       7,989,000               -0-      7,989,000(3)                -0-
                                                -----------     -----------       -----------    -----------           -----------
                                    TOTALS      $12,239,000     $70,721,000               -0-    $58,550,000           $24,410,000
                                                ===========     ===========       ===========    ===========           ===========



YEAR ENDED JANUARY 2, 1999
     Asset impairment and                               -0-     $30,085,000               -0-    $26,134,000(3)(4)     $ 3,951,000
         accelerated depreciation
     Employee termination charges                       -0-       8,088,000               -0-      3,521,000(3)          4,567,000
     Inventory write-downs                              -0-      16,109,000               -0-     14,145,000             1,964,000
     Termination of certain
         licenses and contracts                         -0-       7,258,000               -0-      6,035,000(3)          1,223,000
     Exit cost related to facilities                    -0-       1,816,000               -0-      1,282,000(5)            534,000
     Other                                              -0-       8,531,000               -0-      8,531,000                   -0-
                                                -----------     -----------       -----------    -----------           -----------
                                    TOTALS              -0-     $71,887,000               -0-    $59,648,000           $12,239,000
                                                ===========     ===========       ===========    ===========           ===========


(3)  Represents cash paid
(4)  Represents assets write-off
(5)  Represents assets sold after write-down

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.




                                                     RUSSELL CORPORATION
                                                         (Registrant)


         Date 3/24/00                    By            /s/ John F. Ward
              -------                    ---------------------------------------
                                                         John F. Ward
                                                  Chairman, President and CEO




         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



             /s/ John F. Ward                Chairman, President and CEO               3/24/00
         ----------------------------                                                  -------
               John F. Ward                                                              Date



                                             Executive Vice President and
                                               Chief Financial Officer, and
                                               Director (Principal Financial
             /s/ Eric N. Hoyle                 Officer)                                3/24/00
         ----------------------------                                                  -------
               Eric N. Hoyle                                                            Date



           /s/ Herschel M. Bloom             Director                                  3/24/00
         ----------------------------                                                  -------
               Herschel M. Bloom                                                         Date



                                             Director
         ----------------------------                                                  -------
                Ronald G. Bruno                                                          Date



           /s/ Timothy A. Lewis              Director                                  3/28/00
         ----------------------------                                                  -------
               Timothy A. Lewis                                                          Date



           /s/ C. V. Nalley III              Director                                  3/24/00
         ----------------------------                                                  -------
               C. V. Nalley III                                                         Date


            /s/ Margaret M. Porter           Director                                  3/28/00
         ----------------------------                                                  -------
                Margaret M. Porter                                                       Date



           /s/ Benjamin Russell              Director                                  3/28/00
         ----------------------------                                                  -------
               Benjamin Russell                                                          Date



                                             Director
         ----------------------------                                                  -------
                John R. Thomas                                                           Date



                                             Director
         ----------------------------                                                  -------
                  John A. White                                                         Date



           /s/ Larry E. Workman              Controller                                3/23/00
         ----------------------------                                                  -------
               Larry E. Workman              (Principal Accounting Officer)              Date