Form 10-Q
period 2000-04-02
RUSSELL CORP
filed 2000-05-12
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 2, 2000                Commission file number 0-1790

                              RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

                         Alabama                               63-0180720
             (State or other jurisdiction of                (I.R.S. Employer
             incorporation or organization)                Identification No.)

          755 Lee Street, Alexander City, Alabama              35011-0272
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

                      Class                           Outstanding at May 8, 2000

         Common Stock, Par Value $.01 Per Share            32,483,165 shares
                                                          (Excludes Treasury)

                              RUSSELL CORPORATION
                                     INDEX

                                                                                   Page No.
Part I.   Financial Information:

          Item 1.   Financial Statements

                    Consolidated Condensed Balance Sheets --
                         April 2, 2000 and January 1, 2000                             2

                    Consolidated Condensed Statements of Operations --
                         Thirteen Weeks Ended April 2, 2000 and April 4, 1999          3

                    Consolidated Condensed Statements of Cash Flows --
                         Thirteen Weeks Ended April 2, 2000 and April 4, 1999          4

                    Notes to Consolidated Condensed Financial Statements               5

          Item 2.   Management's Discussion and Analysis of Results of Operations
                    and Financial Condition                                           10

          Item 3.   Quantitative and Qualitative Disclosure of Market Risk            12

Part II.  Other Information:

          Item 1.   Legal Proceedings                                                 12

          Item 4.   Submission of Matters to a Vote of Security Holders               12

          Item 6.   Exhibits and Reports on Form 8-K                                  13


                         PART I - FINANCIAL INFORMATION
                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
           (Dollars in Thousands Except Shares and Per Share Amounts)


                                                      APRIL 2,       JANUARY 1,
                                                        2000            2000
                                                   -------------   -------------
                                                    (Unaudited)      (Audited)

                                     ASSETS

Current assets:
     Cash                                            $    7,664      $    9,123
     Accounts receivable, net                           196,052         191,803
     Inventories - Note 2                               419,597         387,841
     Prepaid expenses and other current assets           26,356          26,355
                                                     ----------      ----------
          Total current assets                          649,669         615,122
Property, plant & equipment                           1,241,255       1,229,943
     Less accumulated depreciation                     (760,724)       (747,343)
                                                     ----------      ----------
                                                        480,531         482,600
Other assets                                             54,358          55,409
                                                     ----------      ----------
          Total assets                               $1,184,558      $1,153,131
                                                     ==========      ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses           $  135,329      $  132,841
     Federal and state income taxes                          --             826
     Current maturities of long-term debt                21,414          21,414
                                                     ----------      ----------
          Total current liabilities                     156,743         155,081

Long-term debt, less current maturities                 416,487         377,865

Deferred liabilities                                     70,979          70,843

Shareholders' equity:
     Common stock, par value $.01 per share;
       authorized 150,000,000 shares, issued
       41,419,958 shares                                    414             414
     Paid-in capital                                     48,294          48,294
     Retained earnings                                  715,989         720,111
     Treasury stock, at cost (8,863,493 shares
       at 4/2/00 and 8,605,925 shares at 1/1/00)       (217,533)       (213,461)
     Accumulated other comprehensive loss                (6,815)         (6,016)
                                                     ----------      ----------
          Total shareholder's equity                    540,349         549,342
                                                     ----------      ----------
          Total liabilities & shareholders' equity   $1,184,558      $1,153,131
                                                     ==========      ==========


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)

                                                          13 Weeks Ended
                                                    --------------------------
                                                      April 2,       April 4,
                                                        2000           1999
                                                    ------------   -----------

Net sales                                           $    251,982   $   233,177
Costs and expenses:
     Cost of goods sold                                  187,297       176,795
     Selling, general and administrative expenses         54,176        51,526
     Other - net                                           2,812        21,599
     Interest expense                                      6,877         6,892
                                                     -----------   -----------
                                                         251,162       256,812
                                                     -----------   -----------

Income (loss) before income taxes                            820       (23,635)

Provision (benefit) for income taxes                         354        (9,284)
                                                     -----------   -----------

     Net income (loss)                               $       466   $   (14,351)
                                                     ===========   ===========

Weighted-average common shares outstanding:
     Basic                                            32,657,233    34,951,939
     Diluted                                          32,673,535    34,951,939

Net income (loss) per common share:
     Basic                                           $      0.01   $     (0.41)
     Diluted                                                0.01         (0.41)

Cash dividends per common share                      $      0.14   $      0.14








See accompanying notes to consolidated condensed financial statements.

                Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                       13 Weeks Ended
                                                                   ----------------------
                                                                     April 2,      April 4,
                                                                      2000           1999
                                                                   ----------      --------

     Operating Activities:

     Net income (loss)                                             $    466      $(14,351)
     Adjustments to reconcile net income (loss) to
          cash used in operating activities:
          Depreciation and amortization                              13,833        18,452
          Deferred income taxes                                        --          (2,718)
          (Gain) loss on sale of property, plant & equipment           (176)          295
          Non-cash restructuring, asset impairment and
               other unusual charges                                  1,512        19,089
          Changes in operating assets and liabilities:
               Trade accounts receivable                             (2,836)        8,931
               Inventories                                          (32,493)      (30,728)
               Prepaid expenses and other current assets                297        (1,918)
               Other assets                                          (1,021)        1,495
               Accounts payable and accrued expenses                  3,209         1,058
               Income taxes                                          (1,409)      (14,978)
               Pension and other deferred liabilities                   178           632
                                                                   --------      --------
     Net cash used in operating activities                          (18,440)      (14,741)

Investing Activities:
     Purchases of property, plant & equipment                       (14,191)      (10,341)
     Proceeds from the sale of property, plant & equipment            1,068           327
                                                                   --------      --------
     Net cash used in investing activities                          (13,123)      (10,014)

Financing Activities:
     Borrowings on credit facility - net                             38,889          --
     Short-term borrowings                                             --          47,525
     Dividends on common stock                                       (4,586)       (4,929)
     Cost of common stock for treasury                               (4,072)      (20,842)
                                                                   --------      --------

     Net cash provided by financing activities                       30,231        21,754

Effect of exchange rate changes on cash                                (127)          150
                                                                   --------      --------

     Net decrease in cash                                            (1,459)       (2,851)

Cash balance at beginning of period                                   9,123        13,852
                                                                   --------      --------
Cash balance at end of period                                      $  7,664      $ 11,001
                                                                   ========      ========


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements

1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of April 2, 2000, and January 1, 2000, and the results of operations and cash flows for the thirteen week periods ended April 2, 2000, and April 4, 1999.

     The accounting policies followed by the Company are set forth in Note One to the Company's consolidated financial statements in Form 10-K for the year ended January 1, 2000.

     Reclassifications:

     Certain prior year amounts have been reclassified to conform to fiscal year 2000 presentation. These changes had no impact on previously reported results of operations or stockholders' equity.

2.   The components of inventory consist of the following: (In thousands)

                                                      4/2/00            1/1/00
                                                     --------          --------
          Finished goods                             $300,725          $279,212
          Work in process                              82,023            68,297
          Raw materials and supplies                   41,805            45,288
                                                     --------          --------
                                                      424,553           392,797
          LIFO reserve                                 (4,956)           (4,956)
                                                     --------          --------
                                                     $419,597          $387,841
                                                     ========          ========

3. On July 22, 1998, the Company announced the Board of Directors had approved a three-year restructuring and reorganization plan to improve the Company's global competitiveness. Consequently, the results of operations for the thirteen weeks ended April 2, 2000, are not necessarily indicative of the results to be expected for the full year. The financial statements for the thirteen weeks ended April 2, 2000, include non-recurring charges of approximately $9,348,000 pre-tax, (equivalent to $.18 on an after-tax per share basis), related primarily to severance expenses, asset impairments, and adjustments to depreciation expense related to assets involved in the Company's restructuring plans.

THE CHARGES REFLECTED IN THE STATEMENTS OF OPERATIONS ARE AS FOLLOWS:
(In thousands)


                                                    13 Weeks Ended           13 Weeks Ended
                                                        4/2/00                   4/4/99
                                                    -------------            --------------
Restructuring charges
     Employee termination charges                       $5,405                   $ 3,961
     Exit cost related to facilities                     1,121                     3,849
                                                        ------                   -------
                                                        $6,526                   $ 7,810
                                                        ======                   =======
Asset impairment charges:
     Impairment of facilities used in operation         $   --                   $13,389
     Impairment of facilities and equipment
     held for disposal                                   1,512                     5,701
                                                        ------                   -------
                                                        $1,512                   $19,090
                                                        ======                   =======

Other unusual charges
     Accelerated depreciation on facilities and
       equipment to be taken out of service             $  497                   $ 2,226
     Expenses associated with the establishment
       of dual headquarters                                522                       775
     Other                                                 291                         0
                                                        ------                   -------
                                                        $1,310                   $ 3,001
                                                        ------                   -------
TOTALS BEFORE TAX                                       $9,348                   $29,901
                                                        ======                   =======
TOTALS AFTER TAX                                        $5,608                   $17,941
                                                        ======                   =======



THESE CHARGES HAVE BEEN CLASSIFIED IN THE STATEMENTS OF OPERATIONS AS FOLLOWS:
(In thousands)


    Cost of goods sold                                 $5,660                   $ 7,336
    Selling, general and administrative expenses          522                       775
    Other - net                                         3,166                    21,790
                                                       ------                   -------
                                                       $9,348                   $29,901
                                                       ======                   =======


CHARGES RECORDED BY SEGMENTS FOR FIRST QUARTER 2000 WERE RECORDED AS FOLLOWS:
(In thousands)


                                                    Restructuring          Asset Impairments      Other Unusual
                                                       Charges                  Charges               Charges
                                                    -------------            --------------       -------------
Activewear                                              $5,461                   $ 1,512               $1,310
International                                            1,065
All Other
                                                        ------                   -------               ------
                                                        $6,526                   $ 1,512               $1,310
                                                        ======                   =======               ======

Grand Total                                                                                            $9,348
                                                                                                       ======


A SUMMARY OF THE ACTIVITY RELATED TO THE RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES IS AS FOLLOWS: (In thousands)

                                                Liability at             Expense           Amount         Liability at
                                               January 1, 2000           Incurred           Paid          April 2, 2000
                                               ---------------          ----------        --------       --------------
Cash Related:
Exit cost related to facilities                    $  534                $ 1,121            $1,655           $   --
Employee termination charges                        4,770                  5,405             2,453            7,722
Other                                               1,223                    813               285            1,751
                                                   ------                -------            ------           ------
                                                   $6,527                $ 7,339            $4,393           $9,473
                                                   ======                =======            ======           ======
Non-cash related:

Impairment charges and accelerated depreciation                          $ 2,009
                                                                         -------
                                                                         $ 2,009
                                                                         =======

===============================================================================

At April 2, 2000, the Company held for sale certain closed facilities with an adjusted carrying value of approximately $61.3 million, which have been included in property, plant and equipment.

During the first quarter of 2000, the Company continued to move sewing operations to a combination of owned and contractor locations in Central America and Mexico. The Company announced the closing of four domestic apparel operations and one textile research facility. During the quarter approximately 500 employees were notified of their termination and received detailed information on their individual severance packages when the facility closings were announced.

4. In November 1998, a jury in Jefferson County, Alabama returned a verdict in Sullivan, et al. v. Russell Corporation, et al. Five plaintiff families were awarded a total of $155,200 in compensatory damages for property damage and $52,398,000 in punitive damages from the three defendants, Russell Corporation, Avondale Mills, Inc. and Alabama Power Company. Allegations in the case were that textile discharges of two of the defendants, including Russell Corporation, which were treated at a wastewater treatment plant of the City of Alexander City, Alabama and thereafter discharged into Lake Martin, constituted a nuisance and indirect trespass. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. The plaintiffs alleged mental anguish but no damages were granted for this claim. No allegation of personal injury was made in the case.

     The Company believes that the verdict is contrary to the evidence presented in the case and, under applicable law, no damages should have been awarded. The Company's appeal is pending before the Alabama Supreme Court. If such appeal proves to be unsuccessful, damages associated with this matter could have a significant adverse effect on the Company's future results from operations and its ability to comply with certain debt covenant requirements.

     As management believes that the amount of the final verdict should be overturned on appeal or the amount of the final verdict should be significantly reduced, no immediate assessment can be made of the impact on the Company's consolidated financial statements, liquidity or the Company's ability to comply with its loan agreements. Accordingly, no accrual for this contingency has been recorded as of April 2, 2000.

     On February 23, 1999, a similar law suit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision, and on January 13, 2000, another lawsuit was filed in Jefferson County, Alabama by 15 families owning property adjacent to Lake Martin. The suits seek unspecified damages for alleged nuisance and trespass. The Company plans to vigorously defend these suits.

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

5. Earnings per share calculated in accordance with SFAS 128, Earnings Per Share, are as follows: (In thousands except shares and per share amounts)

                                                           13 Weeks Ended
                                                    --------------------------
                                                       4/2/00          4/4/99
                                                    -----------     -----------
     Net income (loss)                              $       466     $   (14,351)
     Basic Calculation:
     Weighted-average common shares outstanding      32,657,233      34,951,939
                                                    -----------     -----------
     Net income (loss) per share-basic              $      0.01     $     (0.41)
                                                    -----------     -----------

     Diluted Calculation:

     Weighted-average common shares outstanding      32,657,233      34,951,939
     Net common shares issuable on exercise
          of dilutive stock options                      16,302              --
                                                    -----------     -----------
                                                     32,673,535      34,951,939
                                                    -----------     -----------
     Net income (loss) per share-diluted            $      0.01     $     (0.41)
                                                    ===========     ===========


6. For the period ended April 2, 2000 and April 4, 1999, accumulated other comprehensive loss as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments. The components of comprehensive income, net of tax, for these periods were as follows: (In thousands)

                                                        13 Weeks Ended
                                                -----------------------------
                                                 04/2/00             04/4/99
                                                ---------           ---------
          Net income (loss)                     $     466            $(14,351)
          Translation  loss                          (799)             (2,308)
                                                ---------            --------
          Comprehensive loss                    $    (333)           $(16,659)
                                                =========            ========

7. Russell Corporation has two reportable segments: activewear and international operations. The Company's activewear segment consists of three strategic business units that sell the following products to sporting goods dealers, department and specialty stores, mass merchants, wholesale clubs, college bookstores, screen printers, distributors, golf pro shops and mail order catalogs: T-shirts, fleece products (such as sweatshirts and pants), athletic uniforms and knit shirts. The international strategic business unit manufactures and sources activewear products distributed to international locations in approximately 50 countries. Other segments that do not meet the quantitative thresholds for determining reportable segments sell fabrics to other apparel manufacturers, and manufacture and sell socks to mass merchants. These are included in the "All Other" data presented herein.

     The Company evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes, restructuring, reorganization and other unusual charges. The accounting policies of the reportable segments are the same as those described in Note One to the Company's consolidated financial statements in Form 10-K for the year ended January 1, 2000, except that inventories are valued on a Standard basis at the segment level, where a substantial portion of inventories are valued on a Last-In, First-Out (LIFO) basis in the consolidated financial statements. Intersegment transfers are recorded at the Company's cost; there is no intercompany profit or loss on intersegment transfers.

     The Company's reportable segments offer various similar products and/or operate in various locations. The reportable segments are each managed separately because of the geographic locations they serve.

                                                                     13 Weeks ended April 2, 2000
                                                                     ----------------------------
                                                                        (Dollars in Thousands)

                                                        Activewear      International       All Other         Total
                                                        ----------      -------------       ---------      ---------
          Net sales                                       $196,744          $  28,435        $ 26,803      $ 251,982
          Depreciation and amortization expense             11,659                611           1,066         13,336
          Segment EBIT                                      19,801             (2,368)          5,096         22,529
          Total assets                                     981,048            116,176          87,334      1,184,558

                                                                     13 Weeks ended April 2, 1999
                                                                     ----------------------------
                                                                        (Dollars in Thousands)

                                                        Activewear      International       All Other         Total
                                                        ----------      -------------       ---------      ---------
          Net sales                                       $174,948          $  29,737        $ 28,492      $ 233,177
          Depreciation and amortization expense             14,302                763           1,161         16,226
          Segment EBIT                                      13,838                469           4,676         18,983
          Total assets                                     948,669            115,033          93,211      1,156,913

A reconciliation of combined EBIT for the three segments to consolidated income
(loss) before income taxes is as follows: (In thousands)


                                                     13 Weeks Ended
                                                -------------------------
                                                 4/2/00            4/4/99
                                                -------           -------
     Total segment EBIT                         $22,529          $ 18,983
     Restructuring, asset impairment, and
       other unusual charges                     (9,348)          (29,901)
     Unallocated amounts:
     Corporate expenses                          (5,484)           (5,825)
     Interest expense                            (6,877)           (6,892)
                                                -------           -------
     Income (loss) before income taxes          $   820          $(23,635)






                     [This Space left Blank Intentionally]

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     RESULTS OF OPERATIONS

     The following is Management's Discussion and Analysis of certain significant factors which have affected the Company's financial condition and earnings during the periods included in the accompanying consolidated condensed statements of operations.

THIRTEEN WEEKS ENDED APRIL 2, 2000 COMPARED TO APRIL 4, 1999

     NET SALES. Net sales increased 8.1%, or $18,805,000, to $251,982,000 for first quarter 2000 from $233,177,000 during the comparable prior year period. The overall net increase consisted of a 12.5% increase, or $21,796,000 within the Company's Activewear segment; a 4.4% decline, or $1,302,000 within the Company's International segment; and a 5.9% decrease, or $1,689,000, for all other segments. The majority of the sales increase within the Activewear segment was due to strong sales within the artwear market of the Company's JERZEES brand of activewear. Dozens shipped within the artwear market were up approximately 50% over the comparable prior year period. The Russell Athletic brand experienced a 4.5% sales increase while the Cross Creek brand experienced a 2.6% sales decrease over the comparable prior year period. The sales decline within the Cross Creek brand was primarily attributable to its sales mix as dozens shipped remained flat as compared to the prior year period.

     GROSS MARGIN %. The Company's overall gross margin percentage increased to 25.7% for first quarter 2000 versus 24.2% in the comparable prior year period. Excluding the impact of restructuring, asset impairment and other unusual charges ("special charges"), as described in Note 3 to the consolidated condensed financial statements, of $5,660,000 and $7,336,000 for 2000 and 1999, respectively, the overall gross margin percentage increased to 27.9% for 2000 from 27.3% for 1999. Gross margins were primarily impacted by the increase in sales mentioned above. Gross margins also continue to be positively impacted by the reduction in manufacturing cost as a result of the Company's continued efforts to move the assembly of garments to low cost geographic locations.

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A as a percent of net sales decreased to 21.5% for first quarter 2000 versus 22.1% in the comparable prior year period. Excluding the impact of special charges of $522,000 and $775,000 for 2000 and 1999, respectively, SG&A as a percent of net sales decreased to 21.3% for 2000 from 21.8% for 1999. This decrease is attributable to increased sales mentioned above and lower distribution costs as a result of the major reconfiguration of our key activewear distribution facilities during 1999. These savings continue to be partially offset as the Company continues to increase its advertising and marketing spending over that of prior years in an effort to raise brand awareness within the market of our JERZEES, Russell Athletic and Cross Creek brands.

     EARNINGS BEFORE INTEREST AND TAXES (EBIT). The Company's overall EBIT as a percent of net sales increased to 6.8% for first quarter 2000 from 5.6% in the comparable prior year period when calculated exclusive of special charges of $9,348,000 and $29,901,000 for 2000 and 1999, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 10.1% for first quarter 2000 up from 7.9% for first quarter 1999. Again, this improvement is attributed primarily to the increased sales mentioned above and to reduced manufacturing costs associated with the continued move of much of the Company's apparel assembly operations offshore. The International segment EBIT, exclusive of special charges, as a percent of net sales decreased to a negative 8.3% for first quarter 2000 down from 1.6%, or $2,837,000, for first quarter 1999. The majority of the decline within the International segment was caused due to the fall in the value of the Euro against the US dollar, which adversely impacted both sales and margins in Europe. Additionally, the International segment incurred higher freight and distribution costs than in the prior year as a result of product shipping delays at the Company's Europe facility.

Liquidity and Capital Resources

     At the end of the quarter, the current ratio was 4.1, up from last year's
3.2 primarily because prior year current liabilities contained short-term debt of $60,123,000. All short-term debt was converted to long-term debt when the Company entered into a new credit facility during 4th quarter 1999. (See Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for further details concerning the Company's credit facility). Exclusive of short-term debt, the prior year current ratio was 4.6. Total debt to capitalization was 44.8% and 42.0% at April 2, 2000 and April 4, 1999, respectively.

     Required cash for purchases of property, plant and equipment, dividends and treasury stock purchases was provided by borrowings under the Company's credit facility (long-term debt) during the period ended April 2, 2000.

     Approximately 260,000 shares of the Company's common stock were repurchased during the quarter ended April 2, 2000 for a total of approximately $4,072,000.

Contingencies

     For information concerning ongoing litigation of the Company, see Note 4 to the Consolidated Condensed Financial Statements.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities. The Company plans to adopt the new Statement effective beginning fiscal 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet completed its analysis of the impact, if any, that Statement 133 may have on its financial statements.

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

ITEM 3.   Quantitative and Qualitative Disclosure of Market Risk

     The Company is exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. There has been no material change in the Company's market risks that would significantly affect the disclosures made in our Annual Report on Form 10-K for the year ended January 2, 2000.

PART II - OTHER INFORMATION

ITEM 1.   Legal Proceedings

Contingencies

     For information concerning ongoing litigation of the Company, see Note 4 to the Consolidated Condensed Financial Statements.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     a)   The Annual Meeting of Shareholders was held on April 19, 2000.

     At the Annual meeting, shareholders voted upon the following nominees to serve as Directors for a three-year term expiring in 2003. The results of the vote are as follows:


                   Name                       For                  Withheld
                   ----                       ---                  --------
                   John F. Ward               25,945,923           3,401,509
                   Eric N. Hoyle              29,042,392             305,040
                   Benjamin Russell           29,045,510             301,922
                   Margaret M. Porter         29,045,101             302,331


     All nominees were elected.

     C. V. Nalley, III, John R. Thomas, John A. White and Tim Lewis will continue in office until their terms expire in 2001. Herschel M. Bloom and Ronald G. Bruno will continue in office until their terms expire in 2002.

     b) The shareholders voted on approval of the Russell Corporation 2000 Employee Stock Purchase Plan. The results of the vote are as follows:


                      For               Against             Abstain
                   28,260,790           991,635              95,592


     The proposed plan was approved.

     c) The shareholders also voted on approval of the Amendment and Restatement of the Russell Corporation 1993 Executive Long Term Incentive Plan as the Russell Corporation Executive Incentive Plan. The results of the vote are as follows:


                      For               Against             Abstain
                   21,126,571          8,106,789            114,657

     The proposed Amendment to the Plan was approved.

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits

               Exhibit 10.1 - Russell Corporation Executive Incentive Plan (an amendment and restatement of the Russell Corporation 1993 Executive Long-Term Incentive Plan) (incorporated by reference to pages B-1 through B-3 of the Registrant's Proxy Statement dated March 16, 2000 which Proxy Statement was filed as Exhibit (10g) to the Registrant's Annual Report on Form 10-K for year ended January 2, 2000)

               Exhibit 27 - Financial Data Schedule

          (b)  Reports on Form 8-K

               None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 RUSSELL CORPORATION
                                     -------------------------------------------
                                                    (Registrant)

Date May 11, 2000                                 /s/Eric N. Hoyle
                                     -------------------------------------------
                                     Eric N. Hoyle, Executive Vice President
                                          and Chief Financial Officer
                                          (For the Registrant and as
                                          Principal Financial Officer)