Form 10-Q
period 2000-07-02
RUSSELL CORP
filed 2000-08-14
CIK 85812

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

For the quarter ended July 2, 2000                 Commission file number 0-1790



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


              Class                             Outstanding at August 14, 2000

Common Stock, Par Value .01 Per Share                  32,574,826 shares
                                                     (Excludes Treasury)

                               RUSSELL CORPORATION
                                      INDEX

                                                                                                          Page No.
                                                                                                          --------
Part I.  Financial Information:

   Item 1.  Financial Statements

            Consolidated Condensed Balance Sheets --
                July 2, 2000 and January 1, 2000                                                             2

            Consolidated Condensed Statements of Operations --
                Thirteen Weeks Ended July 2, 2000 and July 4, 1999                                           3
                Twenty-six Weeks Ended July 2, 2000 and July 4, 1999                                         4

            Consolidated Condensed Statements of Cash Flows --
                Twenty-six Weeks Ended July 2, 2000 and July 4, 1999                                         5

            Notes to Consolidated Condensed Financial Statements                                             6

   Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                                                             11

   Item 3.  Quantitative and Qualitative Disclosure of Market Risk                                          15

Part II.   Other Information:

   Item 1.  Legal Proceedings                                                                               15

   Item 6.  Exhibits and Reports on Form 8-K                                                                15

                         PART I - FINANCIAL INFORMATION
                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                                July 2,          January 1,
                                                                 2000               2000
                                                              -----------       -----------
                                                              (Unaudited)        (Audited)
      ASSETS
Current assets:
      Cash                                                    $    10,162       $     9,123
      Accounts receivable, net                                    201,397           191,803
      Inventories - Note 2                                        442,316           387,841
      Prepaid expenses and other current assets                    29,835            26,355
                                                              -----------       -----------

               Total current assets                               683,710           615,122

Property, plant & equipment                                     1,234,787         1,229,943
      Less accumulated depreciation                              (754,605)         (747,343)
                                                              -----------       -----------
                                                                  480,182           482,600

Other assets                                                       65,988            55,409
                                                              -----------       -----------

               Total assets                                   $ 1,229,880       $ 1,153,131
                                                              ===========       ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                   $   135,938       $   132,841
      Federal and state income taxes                                  411               826
      Current maturities of long-term debt                         21,414            21,414
                                                              -----------       -----------

               Total current liabilities                          157,763           155,081

Long-term debt, less current maturities                           467,822           377,865

Deferred liabilities                                               70,464            70,843

Shareholders' equity:
      Common stock, par value $.01 per share; authorized
         150,000,000 shares, issued 41,419,958 shares                 414               414
      Paid-in capital                                              48,292            48,294
      Retained earnings                                           713,911           720,111
      Treasury stock, at cost (8,907,206 shares at
           7/2/00 and 8,605,925 shares at 1/1/00)                (218,097)         (213,461)
      Accumulated other comprehensive loss                        (10,689)           (6,016)
                                                              -----------       -----------
               Total shareholders' equity                         533,831           549,342
                                                              -----------       -----------

               Total liabilities & shareholders' equity       $ 1,229,880       $ 1,153,131
                                                              ===========       ===========

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)

                                                                      13 Weeks Ended
                                                              -----------------------------
                                                                 July 2,           July 4,
                                                                  2000              1999
                                                              -----------       -----------
Net sales                                                     $   282,462       $   260,449
Costs and expenses:
           Cost of goods sold                                     209,216           199,776
           Selling, general and administrative expenses            55,861            49,399
           Other - net                                              4,241             2,033
           Interest expense                                         8,476             6,489
                                                              -----------       -----------
                                                                  277,794           257,697
                                                              -----------       -----------

Income before income taxes                                          4,668             2,752

Provision for income taxes                                          2,196             1,309
                                                              -----------       -----------

           Net income                                         $     2,472       $     1,443
                                                              ===========       ===========

Weighted-average common shares outstanding:
           Basic                                               32,523,764        34,065,723
           Diluted                                             33,052,135        34,145,263

Net income per common share:
           Basic                                              $      0.08       $      0.04
           Diluted                                                   0.07              0.04

Cash dividends per common share                               $      0.14       $      0.14

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)

                                                                       26 Weeks Ended
                                                              -----------------------------
                                                                 July 2,           July 4,
                                                                  2000              1999
                                                              -----------       -----------
Net sales                                                     $   534,444       $   493,626
Costs and expenses:
           Cost of goods sold                                     396,513           376,571
           Selling, general and administrative expenses           110,037           100,925
           Other - net                                              7,053            23,632
           Interest expense                                        15,353            13,382
                                                              -----------       -----------
                                                                  528,956           514,510
                                                              -----------       -----------

Income (loss) before income taxes                                   5,488           (20,884)

Provision (benefit) for income taxes                                2,550            (7,976)
                                                              -----------       -----------

           Net income (loss)                                  $     2,938       $   (12,908)
                                                              ===========       ===========

Weighted-average common shares outstanding:
           Basic                                               32,595,360        34,514,500
           Diluted                                             32,867,697        34,514,500

Net income (loss) per common share:
           Basic                                              $      0.09       $     (0.37)
           Diluted                                                   0.09             (0.37)

Cash dividends per common share                               $      0.28       $      0.28

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             26 Weeks Ended
                                                                        -----------------------
                                                                         July 2,        July 4,
                                                                          2000           1999
                                                                        --------       --------
Operating Activities:
       Net income (loss)                                                $  2,938       $(12,908)
       Adjustments to reconcile net income (loss) to
             cash used in operating activities:
                   Depreciation and amortization                          27,776         35,160
                   Deferred income taxes                                      --         (5,625)
                   Loss on sale of property, plant & equipment             4,320            657
                   Non-cash restructuring, asset impairment and
                         other unusual charges                             2,060         19,090
                   Changes in operating assets and liabilities:
                         Accounts receivable                              (7,907)        (5,865)
                         Inventories                                     (51,319)       (46,983)
                         Prepaid expenses and other current assets        (3,864)        (5,147)
                         Other assets                                      2,891         (4,637)
                         Accounts payable and accrued expenses             1,488          7,641
                         Income taxes                                       (492)       (11,192)
                         Pension and other deferred liabilities             (208)         1,869
                                                                        --------       --------
       Net cash used in operating activities                             (22,317)       (27,940)

Investing Activities:
       Purchases of property, plant & equipment                          (32,231)       (22,518)
       Cash paid for acquisitions                                        (23,450)            --
       Proceeds from the sale of property, plant & equipment               1,924            780
                                                                        --------       --------
       Net cash used in investing activities                             (53,757)       (21,738)


Financing Activities:
       Borrowings on credit facility - net                                96,441             --
       Borrowings on short-term debt                                          --         97,892
       Payments on notes payable                                          (5,350)        (5,350)
       Dividends on common stock                                          (9,141)        (9,689)
       Cost of common stock for treasury                                  (4,636)       (37,376)
                                                                        --------       --------
       Net cash provided by financing activities                          77,314         45,477

Effect of exchange rate changes on cash                                     (201)           342
                                                                        --------       --------

       Net increase (decrease) in cash                                     1,039         (3,859)

Cash balance at beginning of period                                        9,123         13,852
                                                                        --------       --------
Cash balance at end of period                                           $ 10,162       $  9,993
                                                                        ========       ========

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements


1. In the opinion of Management, the accompanying audited and unaudited consolidated condensed financial statements contain all adjustments (consisting of only normal recurring accruals) necessary to present fairly the financial position as of July 2, 2000, and January 1, 2000, and the results of operations for the thirteen and twenty-six week periods ended July 2, 2000 and July 4, 1999, and cash flows for the twenty-six week periods ended July 2, 2000 and July 4, 1999.

     The accounting policies followed by the Company are set forth in Note One to the Company's consolidated financial statements in Form 10-K for the year ended January 1, 2000.

     Certain prior year amounts have been reclassified to conform to fiscal year 2000 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

2.   The components of inventory consist of the following: (In thousands)

                                                             7/2/00                  1/1/00
                                                            --------                --------
                  Finished goods                            $317,914                $279,212
                  Work in process                             89,156                  68,297
                  Raw materials and supplies                  40,202                  45,288
                                                            --------                --------
                                                             447,272                 392,797
                  LIFO reserve                                (4,956)                 (4,956)
                                                            --------                --------
                                                            $442,316                $387,841
                                                            ========                ========

3. On July 22, 1998, the Company announced the Board of Directors had approved a three-year restructuring and reorganization plan to improve the Company's global competitiveness. Consequently, the results of operations for the thirteen and twenty-six week periods ended July 2, 2000 and July 4, 1999 are not necessarily indicative of the results to be expected for the full year.

                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                                                          13 WEEKS ENDED              26 WEEKS ENDED
                                                       7/2/00        7/4/99       7/2/00         7/4/99
                                                      -------       -------      --------       -------
Restructuring charges:
      Employee termination charges                    $ 2,860       $ 2,337      $  8,265       $ 6,298
      Exit cost related to facilities                   1,226         2,040         2,347         5,889
                                                      -------       -------      --------       -------
                                                      $ 4,086       $ 4,377      $ 10,612       $12,187
                                                      -------       -------      --------       -------

Asset impairment charges:
      Impairment of facilities used in operation      $ 1,668       $    --      $  1,668       $13,389
      Impairment of facilities and equipment
          held for disposal                             1,265            --         2,777         5,701
                                                      -------       -------      --------       -------
                                                      $ 2,933       $    --      $  4,445       $19,090
                                                      -------       -------      --------       -------

Other unusual charges:
      Accelerated depreciation on facilities and      $   498       $ 2,224      $    995       $ 4,450
          equipment to be taken out of service
      Expenses associated with the establishment
          of dual headquarters                          1,109         1,015         1,631         1,790
      Accounts receivable recovery                       (768)           --          (768)           --
      Other                                               339            --           630            --
                                                      -------       -------      --------       -------
                                                      $ 1,178       $ 3,239      $  2,488       $ 6,240
                                                      -------       -------      --------       -------

Totals before taxes                                   $ 8,197       $ 7,616      $ 17,545       $37,517
                                                      =======       =======      ========       =======

Totals after taxes                                    $ 4,919       $ 4,570      $ 10,527       $22,511
                                                      =======       =======      ========       =======

These charges have been classified in the statement of operations as follows:
(in thousands)

                                                          13 WEEKS ENDED              26 WEEKS ENDED
                                                       7/2/00        7/4/99       7/2/00         7/4/99
                                                      -------       -------      --------       -------
      Cost of goods sold                              $ 3,600       $ 5,032      $  9,260       $12,368
      Selling, general and administrative expenses      1,109         1,016         1,631         1,791
      Other, net                                        3,488         1,568         6,654        23,358
                                                      -------       -------      --------       -------
                                                      $ 8,197       $ 7,616      $ 17,545       $37,517
                                                      =======       =======      ========       =======

Charges recorded by segments were recorded as follows: (in thousands)

                                                          13 WEEKS ENDED              26 WEEKS ENDED
                                                       7/2/00        7/4/99       7/2/00         7/4/99
                                                      -------       -------      --------       -------
Restructuring charges:
      Activewear                                      $ 4,086       $ 4,377      $  9,547       $12,187
      International                                        --            --         1,065            --
      All Other                                            --            --            --            --
                                                      -------       -------      --------       -------
                                                      $ 4,086       $ 4,377      $ 10,612       $12,187
                                                      =======       =======      ========       =======

Asset impairment charges:
      Activewear                                      $ 2,933       $    --      $  4,445       $19,090
      International                                        --            --            --            --
      All Other                                            --            --            --            --
                                                      -------       -------      --------       -------
                                                      $ 2,933       $    --      $  4,445       $19,090
                                                      =======       =======      ========       =======

Other unusual charges:
      Activewear                                      $ 1,178       $ 3,239      $  2,488       $ 6,240
      International                                        --            --            --            --
      All Other                                            --            --            --            --
                                                      -------       -------      --------       -------
                                                      $ 1,178       $ 3,239      $  2,488       $ 6,240
                                                      =======       =======      ========       =======

     A SUMMARY OF THE ACTIVITY RELATED TO THE RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES IS AS FOLLOWS: (In thousands)


                                          Liability at     Expense        Amount     Liability at
                                        January 1, 2000    Incurred        Paid      July 2, 2000
                                        ---------------    --------       ------     ------------
     Cash Related:
     Exit cost related to facilities        $   534        $ 2,347        $2,881        $   --
     Employee termination charges             4,770          8,265         5,754         7,281
     Other                                    1,223          1,493         1,122         1,594
                                            -------        -------        ------        ------
                                            $ 6,527        $12,105        $9,757        $8,875
                                            =======        =======        ======        ======

          Non-cash related:

          Impairment charges and accelerated depreciation  $ 5,440
                                                           -------
                                                           $ 5,440
                                                           =======

     At July 2, 2000, the Company held for sale certain closed facilities with an adjusted carrying value of approximately $62.9 million, which have been included in property, plant and equipment.

     During the second quarter of 2000, the Company continued to move sewing operations to a combination of owned and contractor locations in Central America and Mexico. The Company announced the closing of two domestic apparel operations. During the quarter approximately 415 employees were notified of their termination and received detailed information on their individual severance packages when the facility closings were announced.

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

4. On August 4, 2000, the Alabama Supreme Court issued an opinion in Sullivan, et al. v. Russell Corporation, et al. reversing the judgment of the trial court and rendering an opinion in favor of the Company and the other defendants on all counts. A jury in Jefferson County, Alabama, had previously returned a verdict in the case awarding $155,200 in compensatory damages for property damage and $52,398,000 in punitive damages to five plaintiff families based on allegations that textile discharges of the Company and Avondale Mills, Inc., after treatment at a wastewater treatment plant of the City of Alexander City, Alabama, constituted a nuisance and indirect trespass when discharged into Lake Martin. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. The decision of the Alabama Supreme Court is subject to the possibility that the plaintiffs will request a rehearing by August 18, 2000.

     Because management believed that the amount of the final verdict should either be overturned on appeal or be significantly reduced, no accrual for the amount of the verdict was recorded by the Company. Accordingly, the action of the Alabama Supreme Court will have no effect on the Company's financial statements as the result of the reversal of any previous accrual with respect to the trial court verdict.

     On February 23, 1999, a similar law suit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision, and on January 13, 2000, another lawsuit was filed in Jefferson County, Alabama by 15 families owning property adjacent to Lake Martin. The suits seek unspecified damages for alleged nuisance and trespass and have been consolidated into a single case. The company has been informed that four additional families have filed a similar suit and are seeking to consolidate it with the existing lawsuit. The Company plans to vigorously defend the consolidated suit, and the additional claims being made.

     By letter dated January 13, 2000, the Company was notified by the United States Department of Justice ("DOJ") that the DOJ intended to institute legal proceedings against the Company and certain other parties alleging violations by those parties of the Clean Water Act in connection with the treatment and discharge of waste at a water treatment facility operated by the City of Alexander City, Alabama. Preliminary discussions are being held with the DOJ with regard to the proposed suit by the DOJ. The Company believes it is in compliance with the Clean Water Act and will vigorously oppose the imposition of any monetary penalties or injunctive relief in any lawsuit that may be filed.

5. Earnings per share calculated in accordance with SFAS 128, Earnings Per Share, are as follows: (In thousands except shares and per share amounts)

                                                             13 Weeks Ended                    26 Weeks Ended
                                                     ----------------------------      -----------------------------
                                                        7/2/00           7/4/99           7/2/00           7/4/99
                                                     -----------      -----------      -----------      ------------
     Net income (loss)                               $     2,472      $     1,443      $     2,938      $    (12,908)
     Basic Calculation:
     Weighted-average common shares outstanding       32,523,764       34,065,723       32,595,360        34,514,500
                                                     ===========      ===========      ===========      ============
     Net income (loss) per share-basic               $      0.08      $      0.04      $      0.09      $      (0.37)
                                                     ===========      ===========      ===========      ============
     Diluted Calculation:
     Weighted-average common shares outstanding       32,523,764       34,065,723       32,595,360        34,514,500
     Net common shares issuable
          on exercise of dilutive stock options          528,371           79,540          272,337                 0
                                                     -----------      -----------      -----------      ------------

                                                      33,052,135       34,145,263       32,867,697        34,514,500
                                                     ===========      ===========      ===========      ============
     Net income (loss) per share-diluted             $      0.07      $      0.04      $      0.09      $      (0.37)
                                                     ===========      ===========      ===========      ============

6. For the period ended July 2, 2000 and July 4, 1999, accumulated other comprehensive loss as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments. The components of comprehensive income, net of tax, for these periods were as follows: (In thousands)

                                                          13 Weeks Ended               26 Weeks Ended
                                                      ---------------------      -----------------------
                                                       7/2/00        7/4/99       7/2/00         7/4/99
                                                      -------       -------      --------       --------
         Net income (loss)                            $ 2,472       $ 1,443      $  2,938       $(12,908)
         Translation  loss                             (3,874)         (688)       (4,673)        (2,996)
                                                      -------       -------      --------       --------
         Comprehensive (loss) income                  $(1,402)      $   755      $ (1,735)      $(15,904)
                                                      =======       =======      ========       ========

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

     The Company evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes, certain corporate expenses, restructuring, reorganization and other unusual charges. The accounting policies of the reportable segments are the same as those described in Note One to the Company's consolidated financial statements in Form 10-K for the year ended January 1, 2000, except that inventories are valued on a Standard basis at the segment level, where a substantial portion of inventories are valued on a Last-In, First-Out (LIFO) basis in the consolidated financial statements. Intersegment transfers are recorded at the Company's cost; there is no intercompany profit or loss on intersegment transfers.

     The Company's reportable segments offer various similar products and/or operate in various locations. The reportable segments are each managed separately because of the geographic locations they serve.

                                                 13 Weeks Ended July 2, 2000
                                   -------------------------------------------------------
                                                   (Dollars in Thousands)
                                   Activewear     International   All Other        Total
                                   ----------     -------------   ---------     ----------
     Net sales                     $  215,472      $  27,058       $39,932      $  282,462
     Depreciation and
         amortization expense          11,787            591         1,067          13,445
     Segment EBIT                      27,149         (2,959)        6,692          30,882
     Total assets                   1,025,205        117,372        87,303       1,229,880


                                                13 Weeks Ended July 4, 1999
                                   -------------------------------------------------------
                                                   (Dollars in Thousands)
                                   Activewear     International   All Other        Total
                                   ----------     -------------   ---------     ----------
     Net sales                     $  195,499      $  31,383       $33,567      $  260,449
     Depreciation and
          amortization expense         12,267          1,068         1,149          14,484
     Segment EBIT                      18,711            871         4,676          24,258
     Total assets                     982,436        117,632        87,159       1,187,227


                                                26 Weeks ended July 2, 2000
                                   -------------------------------------------------------
                                                   (Dollars in Thousands)
                                   Activewear     International   All Other        Total
                                   ----------     -------------   ---------     ----------
     Net sales                     $  412,216      $  55,493       $66,735      $  534,444
     Depreciation and
         amortization expense          23,446          1,202         2,133          26,781
     Segment EBIT                      46,950         (5,327)       11,788          53,411
     Total assets                   1,025,205        117,372        87,303       1,229,880


                                                 26 Weeks ended July 4, 1999
                                   -------------------------------------------------------
                                                   (Dollars in Thousands)
                                   Activewear     International   All Other        Total
                                   ----------     -------------   ---------     ----------
     Net sales                     $  370,976      $  61,743       $60,907      $  493,626
     Depreciation and
        amortization expense           26,569          1,831         2,310          30,710
     Segment EBIT                      32,977          1,338         8,926          43,241
     Total assets                     982,436        117,632        87,159       1,187,227

     A reconciliation of combined EBIT for the three segments to consolidated income (loss) before income taxes is as follows: (In thousands)

                                                    13 Weeks Ended                26 Weeks Ended
                                               -----------------------       -----------------------
                                                7/2/00         7/4/99         7/2/00         7/4/99
                                               --------       --------       --------       --------
     Total segment EBIT                        $ 30,882       $ 24,258       $ 53,411       $ 43,241
     Restructuring, asset impairment, and
        other unusual charges                    (8,197)        (7,616)       (17,545)       (37,517)
     Unallocated amounts:
        Corporate expenses                       (9,541)        (7,401)       (15,025)       (13,226)
        Interest expense                         (8,476)        (6,489)       (15,353)       (13,382)
                                               --------       --------       --------       --------
     Income (loss) before
        income taxes                           $  4,668       $  2,752       $  5,488       $(20,884)
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

Thirteen weeks ended July 2, 2000 compared to July 4, 1999

NET SALES. Net sales increased 8.5%, or $22,013,000, to $282,462,000 for second quarter 2000 from $260,449,000 during the comparable prior year period. The overall net increase consisted of a 10.2% increase, or $19,973,000 within the Company's Activewear segment; a 13.8% decline, or $4,325,000 within the Company's International segment; and a 19.0% increase, or $6,365,000, for all other segments. The majority of the sales increase within the Activewear segment was due to strong sales of the Company's JERZEES and JERZEES Outdoors brands of activewear. Overall dozens shipped were up approximately 18% over the comparable prior year period. The negative impact of lower selling prices within certain categories was offset by favorable product mix changes. The Russell Athletic brand experienced a sales increase primarily related to favorable product mix changes. The Cross Creek brand experienced a slight sales increase over the comparable prior year period. The sales increase within the Cross Creek brand was primarily attributable to sales increases within the corporate ad specialty and private label markets. Approximately $2,500,000 of the sales decline within the International segment was attributable to the weaker Euro against the US dollar and British pound sterling and the stronger US dollar against the British pound sterling. The remaining decline was attributable to an unfavorable sales mix shift. The increase in net sales for all other segments was primarily attributable to an increase in sock sales. The overall dozens shipped were up substantially over the comparable prior year period but were partially offset by lower selling prices.

GROSS MARGIN %. The Company's overall gross margin percentage increased to 25.9% for second quarter 2000 versus 23.3% in the comparable prior year period. Excluding the impact of restructuring, asset impairment, and other unusual charges ("special charges"), as described in Note 3 to the consolidated condensed financial statements, of $3,600,000 and $5,032,000 for 2000 and 1999, respectively, the overall gross margin percentage increased to 27.2% for 2000 from 25.2% for 1999. Gross margins were impacted by the increase in sales mentioned above and continue to be positively impacted by the reduction in manufacturing cost as a result of the Company's continued efforts to move the assembly of garments to low cost geographic locations.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A as a percent of net sales increased to 19.8% for second quarter 2000 versus 19.0% in the comparable prior year period. Excluding the impact of special charges of $1,109,000 and $1,016,000 for 2000 and 1999, respectively, SG&A as a percent of net sales increased to 19.4% for 2000 from 18.6% for 1999. The Company continues to increase its advertising and marketing spending over that of prior years in an effort to raise brand awareness within the market of the JERZEES, Russell Athletic, and Cross Creek brands. The increased spending to raise brand awareness has been partially offset by lower distribution costs as a result of major reconfiguration of certain distribution facilities during 1999.

EARNINGS BEFORE INTEREST AND TAXES (EBIT). The Company's overall EBIT as a percent of net sales increased to 7.6% for second quarter 2000 from 6.5% in the comparable prior year period when calculated exclusive of special charges of $8,197,000 and $7,616,000 for 2000 and 1999, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 12.6% for second quarter 2000 up from 9.6% for second quarter 1999. Again, this improvement is attributed primarily to the increased sales mentioned above and to reduced manufacturing costs primarily associated with the continued move of much of the Company's apparel assembly operations offshore. The International segment EBIT, exclusive of special charges, as a percent of net sales decreased to a negative 10.9% for second quarter 2000 from 2.8% for second quarter 1999. The majority of the decline within the International segment was due to the foreign currency issues mentioned above, which adversely impacted both sales and margins in Europe. The all other segment EBIT, exclusive of special charges, as a percent of net sales increased to 16.8% for second quarter 2000 up from 13.9% for second quarter 1999 and is attributable to increased sales mentioned above.

Twenty-six weeks ended July 2, 2000 compared to July 4, 1999

NET SALES. Net sales increased 8.3%, or $40,818,000, to $534,444,000 for the twenty-six weeks ended July 2, 2000 from $493,626,000 during the comparable prior year period. The overall net increase consisted of a 11.1% increase, or $41,240,000 within the Company's Activewear segment; a 10.1% decline, or $6,250,000 within the Company's International segment; and a 9.6% increase, or $5,828,000, for all other segments. The majority of the sales increase within the Activewear segment was due to strong sales within the Company's JERZEES and JERZEES Outdoors brand of activewear. Overall dozens shipped were up approximately 18.6% over the comparable prior year period. The negative impact of lower selling prices within certain categories was offset by favorable product mix changes. The Russell Athletic brand experienced a sales increase primarily related to favorable product mix changes. The Cross Creek brand experienced flat sales growth over the comparable prior year period primarily due to sales increases within the corporate ad specialty and private label markets being offset by the discontinued line of business with the PGA Tour. Approximately $4,900,000 of the sales decline within the International segment was attributable to the weaker Euro against the US dollar and British pound sterling and the stronger US dollar against the British pound sterling. The remaining decline was attributable to an unfavorable sales mix shift. The increase in net sales for all other segments was primarily attributable to an increase in sock sales. The overall dozens shipped were up approximately 22% over the comparable prior year period but were partially offset by lower selling prices.

GROSS MARGIN %. The Company's overall gross margin percentage increased to 25.8% for the twenty-six weeks ended July 2, 2000 versus 23.7% in the comparable prior year period. Excluding the impact of special charges of $9,260,000 and $12,368,000 for 2000 and 1999, respectively, the overall gross margin percentage increased to 27.5% for 2000 from 26.2% for 1999. Gross margins were impacted by the increase in sales mentioned above and continue to be positively impacted by the reduction in manufacturing cost as a result of the Company's continued efforts to move the assembly of garments to low cost geographic locations.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A as a percent of net sales increased to 20.6% for the twenty-six weeks ended July 2, 2000 versus 20.4% in the comparable prior year period. Excluding the impact of special charges of $1,631,000 and $1,791,000 for 2000 and 1999, respectively, SG&A as a percent of net sales increased to 20.3% for 2000 from 20.1% for 1999. The Company continues to increase its advertising and marketing spending over that of prior years in an effort to raise brand awareness within the market of the JERZEES, Russell Athletic, and Cross Creek brands. The increased spending to raise brand awareness has been partially offset by lower distribution costs as a result of major reconfiguration changes of certain distribution facilities during 1999.

EARNINGS BEFORE INTEREST AND TAXES (EBIT). The Company's overall EBIT as a percent of net sales increased to 7.2% for the twenty-six weeks ended July 2, 2000 from 6.1% in the comparable prior year period when calculated exclusive of special charges of $17,545,000 and $37,517,000 for 2000 and 1999, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 11.4% for the twenty-six weeks ended July 2, 2000 up from 8.9% in the comparable prior year period. Again, this improvement is attributed primarily to the increased sales mentioned above and to reduced manufacturing costs associated with the continued move of much of the Company's apparel assembly operations offshore. The International segment EBIT, exclusive of special charges, as a percent of net sales decreased to a negative 9.6% for the twenty-six weeks ended July 2, 2000 from 2.2% in the comparable prior year period. The majority of the decline within the International segment was due to foreign currency issues mentioned above, which adversely impacted both sales and margins in Europe.

Additionally, the International segment incurred higher freight and distribution costs than in the prior year as a result of product shipping delays at the Company's Europe facility during the first quarter of 2000. The all other segments EBIT, exclusive of special charges, as a percent of net sales increased to 17.7% for the twenty-six weeks ended July 2, 2000 up from 14.7% in the comparable prior year period.

Liquidity and Capital Resources

     At the end of the quarter, the current ratio was 4.3, up from last year's
2.6 primarily because prior year current liabilities contained short-term debt of $110,219,000. All short-term debt was converted to long-term debt when the Company entered into a new credit facility during 4th quarter 1999. (See Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for further details concerning the Company's credit facility). Exclusive of short-term debt, the prior year current ratio was 4.6. Total debt to capitalization was 47.8% and 45.5% at July 2, 2000 and July 4, 1999, respectively.

     Required cash for purchases of property, plant and equipment, dividends and treasury stock purchases was provided by borrowings under the Company's credit facility (long-term debt) during the period ended July 2, 2000.

     Approximately 40,000 shares of the Company's common stock were repurchased during the quarter ended July 2, 2000 for a total of approximately $566,000, bringing the total repurchased to approximately 300,000 shares year to date.

Contingencies

     For information concerning ongoing litigation of the Company, see Note 4 to the Consolidated Condensed Financial Statements.

Impact of Recently Issued Accounting Standards

     In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133. The Company plans to adopt the new Statements effective beginning fiscal 2001. The Statements will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company has not yet completed its analysis of the impact, if any, that Statements 133 and 138 may have on its financial statements.

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

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

     The Company is exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Annual Report on Form 10-K for the year ended January 1, 2000.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

Contingencies

     For information concerning ongoing litigation of the Company, see Note 4 to the Consolidated Condensed Financial Statements.

Item 6.   Exhibits and Reports on Form 8-K

(a) Exhibits

             Exhibit 27 - Financial Data Schedule (for SEC use only)

(b)  Reports on Form 8-K

             None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           RUSSELL CORPORATION
                                    -------------------------------
                                               (Registrant)



Date August 14, 2000                 /s/ Floyd D. Hoffman
     ---------------                -------------------------------
                                    Floyd D. Hoffman
                                      Senior Vice President,
                                      Corporate Development,
                                      General Counsel and Secretary


Date August 14, 2000                 /s/ Larry E. Workman
     ---------------                --------------------------------
                                    Larry E. Workman, Controller
                                      (Principal Accounting Officer)