Form 10-Q
period 2000-10-01
RUSSELL CORP
filed 2000-11-15
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended October 1, 2000             Commission file number 0-1790

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

                Class                                                Outstanding at November 10, 2000
Common Stock, Par Value $.01 Per Share                                       31,882,189 shares
                                                                            (Excludes Treasury)

                              RUSSELL CORPORATION
                                     INDEX


                                                                                                         Page No.
                                                                                                         --------
Part I.  Financial Information:

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets --
                October 1, 2000 and January 1, 2000                                                          2

           Consolidated Condensed Statements of Operations --
                Thirteen Weeks Ended October 1, 2000 and October 3, 1999                                     3
                Thirty-nine Weeks Ended October 1, 2000 and October 3, 1999                                  4

           Consolidated Condensed Statements of Cash Flows --
                Thirty-nine Weeks Ended October 1, 2000 and October 3, 1999                                  5

           Notes to Consolidated Condensed Financial Statements                                              6

   Item 2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                              12

   Item 3. Quantitative and Qualitative Disclosure of Market Risk                                           15

Part II.   Other Information:

   Item 1. Legal Proceedings                                                                                15

   Item 6. Exhibits and Reports on Form 8-K                                                                 16

                         PART I - FINANCIAL INFORMATION
                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)


                                                                       October 1,                January 1,
                                                                          2000                      2000
                                                                       -----------               -----------
                                                                       (Unaudited)                (Note 1)
      ASSETS
Current assets:
      Cash                                                             $     8,714               $     9,123
      Accounts receivable, net                                             268,260                   191,803
      Inventories - Note 2                                                 419,381                   387,841
      Prepaid expenses and other current assets                             36,295                    26,355
                                                                       -----------               -----------

                 Total current assets                                      732,650                   615,122

Property, plant & equipment                                              1,231,664                 1,229,943
      Less accumulated depreciation                                       (774,627)                 (747,343)
                                                                       -----------               -----------
                                                                           457,037                   482,600

Other assets                                                                68,654                    55,409
                                                                       -----------               -----------

                 Total assets                                          $ 1,258,341               $ 1,153,131
                                                                       ===========               ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Short-term debt                                                  $    31,675               $        --
      Accounts payable and accrued expenses                                153,996                   132,841
      Federal and state income taxes                                         7,463                       826
      Current maturities of long-term debt                                  21,414                    21,414
                                                                       -----------               -----------

                 Total current liabilities                                 214,548                   155,081

Long-term debt, less current maturities                                    452,280                   377,865

Deferred liabilities                                                        66,075                    70,843

Shareholders' equity:
      Common stock, par value $.01 per share; authorized
         150,000,000 shares, issued 41,419,958 shares                          414                       414
      Paid-in capital                                                       47,301                    48,294
      Retained earnings                                                    709,876                   720,111
      Treasury stock, at cost (9,133,069 shares at
           10/1/00 and 8,605,925 shares at 1/1/00)                        (220,648)                 (213,461)
      Accumulated other comprehensive loss                                 (11,505)                   (6,016)
                                                                       -----------               -----------
                 Total shareholders' equity                                525,438                   549,342
                                                                       -----------               -----------

                 Total liabilities & shareholders' equity              $ 1,258,341               $ 1,153,131
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

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)

                                                                                 13 Weeks Ended
                                                                     ------------------------------------
                                                                      October 1,               October 3,
                                                                         2000                     1999
                                                                     -----------              -----------

Net sales                                                            $   356,909              $   344,915
Costs and expenses:
           Cost of goods sold                                            251,684                  241,486
           Selling, general and administrative expenses                   60,066                   58,674
           Other - net                                                    29,405                    5,042
           Interest expense                                                8,953                    7,463
                                                                     -----------              -----------
                                                                         350,108                  312,665
                                                                     -----------              -----------

Income before income taxes                                                 6,801                   32,250

Provision for income taxes                                                 6,275                   12,313
                                                                     -----------              -----------

           Net income                                                $       526              $    19,937
                                                                     ===========              ===========

Weighted-average common shares outstanding:
           Basic                                                      32,487,210               33,301,647
           Diluted                                                    32,960,735               33,301,647

Net income per common share:
           Basic                                                     $      0.02              $      0.60
           Diluted                                                          0.02                     0.60

Cash dividends per common share                                      $      0.14              $      0.14

See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)

                                                                                  39 Weeks Ended
                                                                     ------------------------------------
                                                                      October 1,               October 3,
                                                                        2000                      1999
                                                                     -----------              -----------

Net sales                                                            $   891,353              $   838,541
Costs and expenses:
           Cost of goods sold                                            648,197                  618,057
           Selling, general and administrative expenses                  170,103                  159,599
           Other - net                                                    36,457                   28,674
           Interest expense                                               24,306                   20,844
                                                                     -----------              -----------
                                                                         879,063                  827,174
                                                                     -----------              -----------

Income before income taxes                                                12,290                   11,367

Provision  for income taxes                                                8,825                    4,338
                                                                     -----------              -----------

           Net income                                                $     3,465              $     7,029
                                                                     ===========              ===========

Weighted-average common shares outstanding:
           Basic                                                      32,560,361               34,108,029
           Diluted                                                    32,899,760               34,139,696

Net income per common share:
           Basic                                                     $      0.11              $      0.21
           Diluted                                                          0.11                     0.21

Cash dividends per common share                                      $      0.42              $      0.42

See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)

                                                                                         39 Weeks Ended
                                                                                ----------------------------------
                                                                                October 1,              October 3,
                                                                                  2000                     1999
                                                                                ----------              ----------
Operating Activities:
        Net income                                                               $  3,465               $   7,029
        Adjustments to reconcile net income to
              cash used in operating activities:
                    Depreciation and amortization                                  42,998                  50,157
                    Deferred income taxes                                              --                  (5,625)
                    Loss on sale of property, plant & equipment                       175                     582
                    Non-cash restructuring, asset impairment and
                          other unusual charges                                    32,275                  19,090
                    Foreign currency transaction loss                               1,540                   1,335
                    Changes in operating assets and liabilities:
                          Accounts receivable                                     (74,036)                (94,792)
                          Inventories                                             (27,092)                (13,378)
                          Prepaid expenses and other current assets                (9,815)                 (2,573)
                          Other assets                                              6,916                  (8,344)
                          Accounts payable and accrued expenses                    11,223                   2,887
                          Income taxes                                              6,039                   1,056
                          Pension and other deferred liabilities                   (4,524)                  2,483
                                                                                 --------               ---------
        Net cash used in operating activities                                     (10,836)                (40,093)

Investing Activities:
        Purchases of property, plant & equipment                                  (42,706)                (35,044)
        Cash paid for acquisitions                                                (39,911)                     --
        Proceeds from the sale of property, plant & equipment                       4,504                     904
                                                                                 --------               ---------
        Net cash used in investing activities                                     (78,113)                (34,140)

Financing Activities:
        Borrowings on credit facility - net                                        97,436                      --
        Borrowings on short-term debt                                              31,675                 163,069
        Payments on long-term debt                                                (21,214)                (26,864)
        Dividends on common stock                                                 (13,701)                (14,367)
        Cost of common stock for treasury                                          (4,649)                (49,943)
        Proceeds from sale of treasury stock                                          755                      --
                                                                                 --------               ---------
        Net cash provided by financing activities                                  90,302                  71,895

Effect of exchange rate changes on cash                                            (1,762)                   (761)
                                                                                 --------               ---------
        Net decrease in cash                                                         (409)                 (3,099)

Cash balance at beginning of period                                                 9,123                  13,852
                                                                                 --------               ---------
Cash balance at end of period                                                    $  8,714               $  10,753
                                                                                 ========               =========

    See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements


1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of October 1, 2000, and the results of its operations for the thirteen and thirty-nine week periods ended October 1, 2000 and October 3, 1999; and its cash flows for the thirty-nine week periods ended October 1, 2000 and October 3, 1999.

         The balance sheet at January 1, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended January 1, 2000.

         Certain prior year amounts have been reclassified to conform to fiscal year 2000 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

         The Company's revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and thirty-nine week periods ended October 1, 2000 are not necessarily indicative of the results to be expected for the full year.

2.       The components of inventory consist of the following: (In thousands)


                                                 10/1/00                       1/1/00
                                                ---------                     ---------

  Finished goods                                $ 297,529                     $ 279,212
  Work in process                                  82,415                        68,297
  Raw materials and supplies                       40,626                        45,288
                                                ---------                     ---------
                                                $ 420,570                     $ 392,797
  LIFO reserve                                     (1,189)                       (4,956)
                                                ---------                     ---------
                                                $ 419,381                     $ 387,841
                                                =========                     =========

3. On July 22, 1998, the Company announced the Board of Directors had approved a three-year restructuring and reorganization plan to improve the Company's global competitiveness. The results of operations for the interim periods presented here reflect one-time and other unusual charges associated with the plan in accordance with generally accepted accounting principles. Consequently, the results of operations for the thirteen and thirty-nine week periods ended October 1, 2000 and October 3, 1999 are not necessarily indicative of the results to be expected on an ongoing recurring basis when the restructuring plan is completed.

         The charges reflected in the consolidated condensed statements of operations are as follows: (in thousands)

                                                                           13 Weeks Ended                    39 Weeks Ended
                                                                      10/1/00          10/3/99           10/1/00           10/3/99
                                                                      -------          -------          --------           -------
Restructuring charges:
      Employee termination charges                                    $    --          $ 1,596          $  8,265           $ 7,894
      Exit cost related to facilities                                     789            3,912             3,136             9,801
      Termination of certain licenses & contracts                       3,300               --             3,300                --
                                                                      -------          -------          --------           -------
                                                                      $ 4,089          $ 5,508          $ 14,701           $17,695
                                                                      -------          -------          --------           -------

Asset impairment charges:
      Impairment of facilities used in operation                      $    --          $    --          $  1,668           $13,389
      Impairment of facilities and equipment
          held for disposal                                            17,477               --            20,254             5,701
      Impairment of intangible assets                                   7,735               --             7,735
                                                                      -------          -------          --------           -------
                                                                      $25,212          $    --          $ 29,657           $19,090
                                                                      -------          -------          --------           -------

Other unusual charges:
      Inventory losses including warehouse and shipping cost          $ 3,977          $    --          $  3,977           $    --
      Accelerated depreciation on facilities and
          equipment to be taken out of service                             --              501               995             4,951
      Expenses associated with the establishment
          of dual headquarters                                            675              598             2,306             2,388
      Accounts receivable (recovery) loss                                 532               --              (236)               --
      Other                                                             1,153               --             1,782                --
                                                                      -------          -------          --------           -------
                                                                      $ 6,337          $ 1,099          $  8,824           $ 7,339
                                                                      -------          -------          --------           -------

Totals before taxes                                                   $35,638          $ 6,607          $ 53,182           $44,124
                                                                      =======          =======          ========           =======

Totals after taxes                                                    $25,250          $ 3,964          $ 35,775           $26,475
                                                                      =======          =======          ========           =======

         These charges have been classified in the statements of operations as follows: (in thousands)

                                                                           13 Weeks Ended                    39 Weeks Ended
                                                                      10/01/00         10/03/99         10/01/00          10/03/99
                                                                      --------         --------         --------           -------

Cost of goods sold                                                    $ 6,274          $ 2,059          $ 15,534           $14,427
Selling, general and administrative expenses                            1,267              598             2,898             2,388
Other, net                                                             28,097            3,950            34,750            27,309
                                                                      -------          -------          --------           -------
                                                                      $35,638          $ 6,607          $ 53,182           $44,124
                                                                      =======          =======          ========           =======

         Charges recorded by segments were recorded as follows: (in thousands)

                                                                           13 Weeks Ended                    39 Weeks Ended
                                                                      10/1/00          10/3/99           10/1/00           10/3/99
                                                                      -------          -------          --------           -------

Restructuring charges:
      Activewear                                                      $   789          $ 5,508          $ 10,336           $17,695
      International                                                     3,300               --             4,365                --
      All Other                                                            --               --                --                --
                                                                      -------          -------          --------           -------
                                                                      $ 4,089          $ 5,508          $ 14,701           $17,695
                                                                      =======          =======          ========           =======

Asset impairment charges:
      Activewear                                                      $11,007          $    --          $ 15,452           $19,090
      International                                                    14,205               --            14,205                --
      All Other                                                            --               --                --                --
                                                                      -------          -------          --------           -------
                                                                      $25,212          $    --          $ 29,657           $19,090
                                                                      =======          =======          ========           =======

Other unusual charges:
      Activewear                                                      $   227          $   501          $  1,083           $ 4,951
      International                                                     5,435               --             5,435                --
      All Other                                                           675              598             2,306             2,388
                                                                      -------          -------          --------           -------
                                                                      $ 6,337          $ 1,099          $  8,824           $ 7,339
                                                                      =======          =======          ========           =======

         A summary of the activity related to the restructuring, asset impairment and other unusual charges is as follows: (In thousands)


Cash Related:

                                                      Liability at       Expense          Amount         Liability at
                                                       01-Jan-00         Incurred          Paid           01-Oct-00
                                                      ------------       --------         -------        ------------

Exit cost related to facilities                         $   534          $ 3,136          $ 3,670          $    --
Employee termination charges                              4,770            8,265            9,023            4,012
Other                                                     1,223            7,591              640            8,174
                                                        -------          -------          -------          -------

                                                        $ 6,527          $18,992          $13,333          $12,186
                                                        =======          -------          =======          =======

Non-cash Related:

Impairment charges and other non-cash charges                             34,190
                                                                         -------

    Total Charges                                                        $53,182
                                                                         =======


         At October 1, 2000, the Company held for sale certain closed facilities with an adjusted carrying value of approximately $39.7 million, which have been included in property, plant and equipment.

         The Company announced during the 3rd Quarter 2000 that it would be restructuring the Russell Athletic line of business in Europe by Spring 2001, the Cross Creek brand in Australia and the Woodbrook brand in Europe. As a result of the announcement, the Company recorded a charge of approximately $8.4 million associated with the cost to cancel leases on facilities, the cancellation of reseller contracts, and the write-off of certain European working capital.

         During the third quarter 2000, the Company recorded asset impairment charges of $4.5 million related to the write-down of the equipment to be removed from the European manufacturing facilities and the write-off of leasehold improvements associated with the exiting of leased facilities. The Company also recorded an impairment charge of $7.7 million to write-off the remaining carrying value of goodwill associated with the European business. This charge was necessary as a result of the Company's revised undiscounted cash flow forecast for the European business performed in connection with the decision to restructure the Russell Athletic Brand in Europe. The Company also recorded an asset impairment charge of $11.1 million to write-down to fair market value, less the cost to dispose, a domestic yarn manufacturing facility that was classified as held for sale in the third quarter, 2000. The remaining $1.9 million in impairment of facilities and equipment held for disposal relates to the write-off of systems previously used in European operations and the loss on sale of facilities.

         There was no charge for cost associated with anticipated severance for European terminations during the third quarter as the criteria for recognition under EITF 94-3 had not been met.

         Throughout the year, the Company has continued to move sewing operations to a combination of owned and contractor operated locations in Central America and Mexico. Year-to-date, the Company announced the closing of six domestic apparel operations and one textile research facility. Year-to-date, approximately 900 employees have been notified of their termination and received detailed information on their individual severance packages when the facility closings were announced.

3. On August 4, 2000, the Alabama Supreme Court issued an opinion in Sullivan, et al. v. Russell Corporation, et al. reversing the judgment of the trial court and rendering an opinion in favor of the Company and the other defendants on all counts. A jury in Jefferson County, Alabama, had previously returned a verdict in the case awarding $155,200 in compensatory damages for property damage and $52,398,000 in punitive damages to five plaintiff families based on allegations that textile discharges of the Company and Avondale Mills, Inc., after treatment at a wastewater treatment plant of the City of Alexander City, Alabama, constituted a nuisance and indirect trespass when discharged into Lake Martin. Alabama Power Company, the third defendant, was alleged to have allowed the nuisance and trespass to continue as the owner of the land under the lake. Plaintiffs filed a petition for rehearing on August 18, 2000, and the Court has not ruled on that petition. The Court has requested additional oral argument on specific questions related to nuisance law. That oral argument is scheduled for November 16, 2000.

         On February 23, 1999, a similar law suit was filed in Jefferson County, Alabama by two former residents of the same residential subdivision, and on January 13, 2000, another lawsuit was filed in Jefferson County, Alabama by 15 families owning property adjacent to Lake Martin. The suits seek unspecified damages for alleged nuisance and trespass and have been consolidated into a single case. The Company plans to vigorously defend the consolidated suit.

         By letter dated January 13, 2000, the Company was notified by the United States Department of Justice ("DOJ") that the DOJ intended to institute legal proceedings against the Company and certain other parties alleging violations by those parties of the Clean Water Act in connection with the treatment and discharge of waste at a water treatment facility owned and operated by the City of Alexander City, Alabama. Preliminary discussions are being held with the DOJ with regard to the proposed suit by the DOJ. The Company believes it is in compliance with the Clean Water Act and will vigorously oppose the imposition of any monetary penalties or injunctive relief in any lawsuit that may be filed.

5. Earnings per share calculated in accordance with SFAS 128, Earnings Per Share, are as follows: (In thousands except shares and per share amounts)

                                                              13 Weeks Ended                        39 Weeks Ended
                                                    -------------------------------          --------------------------------
                                                      10/1/00              10/3/99             10/1/00              10/3/99
                                                    -----------          ----------          -----------          -----------

Net income                                          $       526          $   19,937          $     3,465          $     7,029
                                                    ===========          ==========          ===========          ===========

Basic Calculation:

Weighted-average common shares outstanding           32,487,210          33,301,647           32,560,361           34,108,029
                                                    ===========          ==========          ===========          ===========

Net income per share-basic                          $      0.02          $     0.60          $      0.11          $      0.21
                                                    ===========          ==========          ===========          ===========

Diluted Calculation:

Weighted-average common shares outstanding           32,487,210          33,301,647           32,560,361           34,108,029

Net common shares issuable
     on exercise of dilutive stock options              473,525                  --              329,399               31,667
                                                    -----------          ----------          -----------          -----------

                                                     32,960,735          33,301,647           32,899,760           34,139,696
                                                    ===========          ==========          ===========          ===========

Net income per share-diluted                        $      0.02          $     0.60          $      0.11          $      0.21
                                                    ===========          ==========          ===========          ===========

6. For the period ended October 1, 2000 and October 3, 1999, accumulated other comprehensive income (loss) as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments. The components of comprehensive income, net of tax, for these periods were as follows: (In thousands)

                                        13 Weeks Ended               39 Weeks Ended
                                    ----------------------       -----------------------
                                    10/1/00       10/3/99        10/1/00         10/3/99
                                    -------       --------       --------        -------

Net income                          $   526       $ 19,937       $  3,465        $ 7,029
Translation (loss) gain                (816)         3,332         (5,489)           336
                                    -------       --------       --------        -------
Comprehensive (loss) income         $  (290)      $ 23,269       $ (2,024)       $ 7,365
                                    =======       ========       ========        =======

7. Russell Corporation has two reportable segments: activewear and international operations. The Company's activewear segment consists of three strategic business units that sell the following products to sporting goods dealers, department and specialty stores, mass merchants, wholesale clubs, college bookstores, screen printers, distributors, golf pro shops and mail order catalogs: T-shirts, fleece products (such as sweatshirts and pants), athletic uniforms and knit shirts. The international strategic business unit manufactures and sources activewear products distributed to international locations in approximately 50 countries. Other strategic business units that do not meet the quantitative thresholds for determining reportable segments sell fabrics to other apparel manufacturers, and manufacture and sell socks to mass merchants. These are included in the "All Other" data presented herein.

         The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, ("EBIT"), excluding certain corporate expenses, restructuring, asset impairment and other unusual charges. The accounting policies of the reportable segments are the same as those described in Note One to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended January 1, 2000, except that inventories are valued on a standard cost basis at the segment level, where as a substantial portion of inventories are valued on a Last-In, First-Out
         (LIFO) basis in the consolidated financial statements. Intersegment transfers are recorded at the Company's cost; there is no intercompany profit or loss on intersegment transfers.

         The Company's reportable segments offer various similar products and/or operate in various locations. The reportable segments are each managed separately.


                  (REMAINDER OF PAGE LEFT BLANK INTENTIONALLY)

                         13 Weeks ended October 1, 2000
                                 (In thousands)

                                                  Activewear       International       All Other          Total
                                                 -----------       -------------       ---------       -----------
Net sales                                        $   294,778        $   30,246         $  31,885       $   356,909
Depreciation and
  amortization expense                                14,273               958               986            16,217
Segment EBIT (loss)                                   51,190            (1,551)            5,387            55,026
Total assets                                       1,067,767           104,606            85,968         1,258,341


                         13 Weeks ended October 3, 1999
                                 (In thousands)

                                                 Activewear        International       All Other          Total
                                                 -----------       -----------         ---------       -----------
Net sales                                        $   272,386        $   35,299         $  37,230       $   344,915
Depreciation and
  amortization expense                                17,855               534             1,058            19,447
Segment EBIT                                          42,758             2,506             5,094            50,358
Total assets                                       1,033,999           111,630            91,837         1,237,466

                         39 Weeks ended October 1, 2000
                                 (In thousands)

                                                 Activewear        International       All Other          Total
                                                 -----------       -----------         ---------       -----------
Net sales                                        $   706,995        $   85,739         $  98,619       $   891,353
Depreciation and
  amortization expense                                37,719             2,160             3,119            42,998
Segment EBIT (loss)                                   98,295            (6,878)           17,175           108,582
Total assets                                       1,067,767           104,606            85,968         1,258,341


                         39 Weeks ended October 3, 1999
                                 (In thousands)

                                                 Activewear        International       All Other          Total
                                                 -----------       -----------         ---------       -----------
Net sales                                        $   643,361        $   97,042         $  98,138       $   838,541
Depreciation and
  amortization expense                                44,424             2,365             3,368            50,157
Segment EBIT                                          75,737             3,842            14,020            93,599
Total assets                                       1,033,999           111,630            91,837         1,237,466

A reconciliation of combined segment EBIT to consolidated income before income taxes is as follows: (in thousands)

                                                        13 Weeks Ended                       39 Weeks Ended
                                                 -----------------------------         ---------------------------
                                                   10/1/00            10/3/99           10/1/00          10/3/99
                                                 ----------         ----------         ---------       -----------
Total segment EBIT                               $   55,026         $   50,358         $ 108,582       $    93,599
Restructuring, asset impairment, and
    other unusual charges                           (35,638)            (6,607)          (53,182)          (44,124)
Unallocated amounts;
    Corporate expenses                               (3,634)            (4,038)          (18,804)          (17,264)
    Interest expenses                                (8,953)            (7,463)          (24,306)          (20,844)
                                                 ----------         ----------         ---------       -----------

Consolidated income before  income taxes         $    6,801         $   32,250         $  12,290       $    11,367
                                                 ==========         ==========         =========       ===========

8. The Company's effective income tax rates for the thirteen and thirty-nine week periods ended October 1, 2000, were 92.3% and 71.8%, respectively. These rates were primarily impacted by the non-deductible impairment charge of $7,735,000 taken during the quarter to write-off the remaining carrying value of goodwill associated with the European business (See
Note 3). The effective income tax rates for the thirteen and thirty-nine week periods were 43.2% and 44.1%, respectively, when calculated exclusive of the above charge. The effective income tax rate for both the thirteen and thirty-nine week periods ended October 3, 1999 was 38.2%.

9. In June 1998, the FASB issued Statement No. 133, Accounting for Derivative Instruments and Hedging Activities and in June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, an Amendment to FASB Statement No. 133. The Statements will require the Company to recognize all derivatives on the balance sheet at fair value. Derivatives that are not hedges must be adjusted to fair value through income. If a derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liability, or firm commitment through earnings, or recognized in other comprehensive income until the hedged item is recognized in earnings. The ineffective portion of a derivative's change in fair value will be immediately recognized in earnings. The Company plans to adopt the new Statements effective December 31, 2000 and will record the effect of the transition to these new accounting requirements in the first quarter of 2001. The effect of this change in accounting is not expected to be material to the Company's results of operations and financial position.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     RESULTS OF OPERATIONS

Thirteen weeks ended October 1, 2000 compared to October 3, 1999

NET SALES. Net sales increased 3.5%, or $11,994,000, to $356,909,000 for third quarter 2000 from $344,915,000 during the comparable prior year period. The overall net increase consisted of a 8.2% increase, or $22,392,000 within the Company's Activewear segment; a 14.3% decline, or $5,053,000 within the Company's International segment; and a 14.4% decline, or $5,345,000, for all other. The majority of the sales increase within the Activewear segment was due to strong sales of the Company's JERZEES and JERZEES Outdoors brands of activewear. Overall dozens shipped within the Activewear segment were up approximately 13% over the comparable prior year period. Favorable product mix changes within the Activewear segment offset the negative impact of lower selling prices within certain categories. Of the decline in the International segment sales, approximately $3,200,000 was attributable to the weaker Euro against the British pound sterling and the stronger US dollar against the British pound sterling. The remaining decline was attributable to an unfavorable sales mix shift, unexpected shipping delays caused by systems problems, and discontinued businesses. The decrease in net sales for all other was primarily attributable to a decrease in sock sales. The overall dozens shipped were down approximately 18% over the comparable prior year period. Lower selling prices during the current period versus the comparable prior year period also contributed to the sales decline.

GROSS MARGIN %. The Company's overall gross margin percentage decreased to 29.5% for third quarter 2000 versus 30.0% in the comparable prior year period. Excluding the impact of restructuring, asset impairment, and other unusual charges ("special charges"), as described in Note 3 to the consolidated condensed financial statements, of $6,274,000 and $2,059,000 for 2000 and 1999, respectively, the overall gross margin percentage increased to 31.2% for 2000 from 30.6% for 1999. Gross margins were positively impacted by the overall net increase in sales mentioned above and continue to be positively impacted by the reduction in manufacturing cost as a result of the Company's continued efforts to move the assembly of garments to low cost geographic locations. In addition, the Company continues to improve and streamline other manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A as a percent of net sales decreased to 16.8% for third quarter 2000 versus 17.0% in the comparable prior year period. Excluding the impact of special charges of $1,267,000 and $598,000 for 2000 and 1999, respectively, SG&A as a percent of net sales decreased to 16.5%
for 2000 from 16.8% for 1999. The Company continues to increase its advertising and marketing spending over that of prior years in an effort to raise brand awareness within the market of the JERZEES, Russell Athletic, and Cross Creek brands. The increased spending to raise brand awareness has been partially offset by lower distribution costs as a result of major reconfiguration changes in distribution facilities during 1999.

EARNINGS BEFORE INTEREST AND TAXES (EBIT). The Company's overall EBIT as a percent of net sales increased to 14.4% for third quarter 2000 from 13.4% in the comparable prior year period when calculated exclusive of special charges of $35,638,000 and $6,607,000 for 2000 and 1999, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 17.4% for third quarter 2000 up from 15.7% for third quarter 1999. Again, this improvement is attributed primarily to the overall net increased sales mentioned above and to reduced manufacturing costs primarily associated with the continued move of much of the Company's apparel assembly operations offshore. The International segment EBIT, exclusive of special charges, as a percent of net sales decreased to a negative 5.1% for third quarter 2000 down from 7.1% for third quarter 1999. The majority of the decline within the International segment was due to the foreign currency and other issues mentioned above, which adversely impacted both sales and margins in Europe. The all other EBIT, exclusive of special charges, as a percent of net sales increased to 16.9% for third quarter 2000 up from 13.7% for third quarter 1999 primarily due to lower manufacturing costs.

The Company continues to execute its multi-year strategic plan. This plan, as originally announced in July, 1998, anticipated charges of $125 million after-tax, including the closure of 26 facilities impacting 4,000 positions, primarily associated with the movement of apparel assembly operations to lower cost areas. Additionally, the plan as announced in 1998 would also generate one-time expenses associated with the establishment of a strategic headquarters in Atlanta. That move is now nearly complete. In line with previous announcements which revised the restructuring plan, the Company has closed 30 facilities and exited several businesses, impacting more that 5,000 positions. Additional projects are also being considered. The Company estimates future "special charges" will be in the $25 million range over the next three quarters. The Company expects earnings, excluding these restructuring and other one-time expenses, for the full 2000 year to increase 14-18% over the prior fiscal year and further expects fiscal 2001 earnings per share to increase in the 10-12% range excluding these "special charges".

Thirty-nine weeks ended October 1, 2000 compared to October 3, 1999

NET SALES. Net sales increased 6.3%, or $52,812,000, to $891,353,000 for the thirty-nine weeks ended October 1, 2000 from $838,541,000 during the comparable prior year period. The overall net increase consisted of a 9.9% increase, or $63,634,000 within the Company's Activewear segment; a 11.6% decline, or $11,303,000 within the Company's International segment; and a 0.5% increase, or $481,000, for all other. The majority of the sales increase within the Activewear segment was due to strong sales within the Company's JERZEES and JERZEES Outdoors brand of activewear. Overall dozens shipped within the Activewear segment were up approximately 17% over the comparable prior year period. Favorable product mix changes within the Activewear segment offset the negative impact of lower selling prices within certain categories. Approximately $7,800,000 of the sales decline within the International segment was attributable to the weaker Euro against the British pound sterling and the stronger US dollar against the British pound sterling. The remaining decline was attributable to an unfavorable sales mix shift, the shipping delays mentioned above and discontinued business. The slight increase in net sales for all other was primarily attributable to an increase in sock sales. The overall dozens shipped were up approximately 5% over the comparable prior year period but were generally offset by lower selling prices.

GROSS MARGIN %. The Company's overall gross margin percentage increased to 27.3% for the thirty-nine weeks ended October 1, 2000 versus 26.3% in the comparable prior year period. Excluding the impact of special charges of $15,534,000 and $14,427,000 for 2000 and 1999, respectively, the overall gross margin percentage increased to 29.0% for 2000 from 28.0% for 1999. Gross margins were impacted by the overall net increase in sales mentioned above and continue to be positively impacted by the reduction in manufacturing cost as a result of the Company's continued efforts to move the assembly of garments to low cost geographic locations.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A as a percent of net sales increased to 19.1% for the thirty-nine weeks ended October 1, 2000 versus 19.0% in the comparable prior year period. Excluding the impact special charges of $2,898,000 and $2,388,000 for 2000 and 1999, respectively, SG&A as a percent of net sales increased to 18.8% for 2000 from 18.7% for 1999. The Company continues to increase its advertising and marketing spending over that of prior years in an effort to raise brand awareness within the market of the JERZEES, Russell Athletic, and Cross Creek brands. The increased spending to raise brand awareness has been partially offset by lower distribution costs as a result of major reconfiguration changes in distribution facilities during 1999.

EARNINGS BEFORE INTEREST AND TAXES (EBIT). The Company's overall EBIT as a percent of net sales increased to 10.1% for the thirty-nine weeks ended October 1, 2000 from 9.1% in the comparable prior year period when calculated exclusive of special charges of $53,182,000 and $44,124,000 for 2000 and 1999, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 13.9% for the thirty-nine weeks ended October 1, 2000 up from 11.8% in the comparable prior year period. Again, this improvement is attributed primarily to the overall net increased sales mentioned above and to reduced manufacturing costs associated with the continued move of much of the Company's apparel assembly operations offshore. The International segment EBIT, exclusive of special charges, as a percent of net sales decreased to a negative 8.0% for the thirty-nine weeks ended October 1, 2000 down from 4.0% in the comparable prior year period. The majority of the decline within the International segment was due to foreign currency issues mentioned above, which adversely impacted both sales and margins in Europe. Additionally, the International segment incurred higher freight and distribution costs than in the prior year as a result of product shipping delays at the Company's Europe facility during the first quarter of 2000. The all other EBIT, exclusive of special charges, as a percent of net sales increased to 17.4% for the thirty-nine weeks ended October 1, 2000 up from 14.3% in the comparable prior year period primarily due to lower manufacturing costs.

Liquidity and Capital Resources

     At the end of the quarter, the current ratio was 3.4, up from last year's
2.3 primarily because prior year current liabilities contained short-term debt of $176,101,000. All short-term debt was converted to long-term debt when the Company entered into a new credit facility during 4th quarter 1999. (See Note 2 to the Consolidated Financial Statements in the Annual Report on Form 10-K for further details concerning the Company's credit facility). Exclusive of short-term debt, the prior year current ratio was 5.4. Total debt to capitalization was 49.0% and 47.5% at October 1, 2000 and October 3, 1999, respectively.

     Required cash for acquisitions, purchases of property, plant and equipment, dividends and treasury stock purchases was provided by borrowings under the Company's credit facility (long-term debt) during the period ended October 1, 2000.

     Approximately 288,000 shares of the Company's common stock were repurchased during the quarter ended October 1, 2000 for a total of approximately $4,300,000 bringing the total repurchased to approximately 589,000 shares year to date.

Contingencies

     For information concerning ongoing litigation of the Company, see Note 4 to the Consolidated Condensed Financial Statements.

FORWARD LOOKING INFORMATION

     This quarterly report on Form 10-Q, including management's discussion and analysis, contains certain statements that describe the Company's beliefs concerning future business conditions and prospects, growth opportunities, new product lines and the outlook for the Company based upon currently available information. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates," "believes," "estimates," "intends," "expects," "projects" and similar phrases. These forward-looking statements are based upon assumptions the Company believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including among other matters, the ability to effect the restructuring of Europe within the projected timeframe in line with expected savings, significant competitive activity, including promotional and price competition, changes and uncertainties in existing and future trade legislation, currency exchange rates, interest rates, increases in raw material and energy costs, changes in customer demand for the Company's products, inherent risks in the market place associated with new products and new product lines, including uncertainties about trade and consumer acceptance and other risk factors listed from time to time in the Company's SEC reports and announcements. The Company assumes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3.  Quantitative and Qualitative Disclosure of Market Risk

     The Company is exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Annual Report on Form 10-K for the year ended January 1, 2000, except as summarized in the following paragraphs.

     In our 1999 Annual Report on Form 10-K, we indicated that the company and its subsidiaries generally enter into transactions denominated in their respective functional currencies and that, as a result, foreign currency exposures arising from transactions denominated in other than the functional currencies of our subsidiaries generally have not been material.

     During fiscal 2000, the company's exposure to currency price risk has changed. In addition to the foreign currency exposure arising from the translation of foreign denominated revenues and profits into U.S. dollars, in Fiscal 2000 operating results also have been adversely impacted by the continued weakening of the Euro against both the British pound sterling and the U.S. dollar. In this regard, the Company's principal European subsidiary sells throughout Europe in local currencies (most of which are linked to the Euro) and sources most of its products in U.S. dollars. In response, the Company has entered into foreign currency forward exchange contracts to manage the Euro and U.S. dollar transactional exposure for anticipated transactions within its European operations. The Company accounts for these contracts at market value with periodic changes in fair values included in net income because they have not been designated as hedges. Based upon the notional amount of currency forward contracts to sell Euros for fixed U.S. dollar amounts outstanding at the end of the third quarter, a further 10% decline in the Euro versus the British pound or 10% adverse change in the U.S. dollar to British pound exchange rate would not have a material impact on the results from operations.

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


                                                 RUSSELL CORPORATION
                                        ---------------------------------------
                                                  (Registrant)



Date November 15, 2000                           /s/ Robert D. Martin
     -----------------                  ---------------------------------------
                                        Robert D. Martin
                                           Senior Vice President, and
                                           Chief Financial Officer


Date November 15, 2000                           /s/ Larry E. Workman
     -----------------                  ---------------------------------------
                                        Larry E. Workman, Controller
                                             (Principal Accounting Officer)