Form 10-K
period 2000-12-30
RUSSELL CORP
filed 2001-03-29
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 30, 2000
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to
                               ---------------    ---------------
Commission file number 0-1790

                               RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

          Alabama                                                63-0180720
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

3330 Cumberland Blvd, Suite 800
       Atlanta, Georgia                                            30339

          755 Lee Street
      Alexander City, Alabama                                   35011-0272
(Address of principal executive offices)                        (Zip Code)

        Registrant's telephone number, including area code: (256)500-4000

           Securities registered pursuant to Section 12(b) of the Act:

                                                         Name of Each Exchange
     Title of Each Class                                  on Which Registered
----------------------------                            -----------------------
Common Stock, $.01 par value                            New York Stock Exchange
                                                        Pacific Stock Exchange

     Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of March 27, 2001, was approximately $447,904,000.

         As of March 27, 2001, there were 31,900,243 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).


                                                                     -Continued-

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Shareholders Report for the year ended December 30, 2000 are incorporated by reference into Parts I, II and IV.

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 25, 2001 are incorporated by reference into Part I and III.

                                     PART I

ITEM 1.  Business

                                     GENERAL


         Russell Corporation is an international branded apparel company specializing in activewear, casualwear and athletic uniforms. Major brands include Russell Athletic(R), JERZEES(R), Cross Creek(R), and Mossy Oak Apparel(R). The Company designs and merchandises a variety of leisure and sports apparel marketed to sporting goods dealers, department and specialty stores, mass merchandisers, golf pro shops, college bookstores, mail order houses, screen printers and embroiderers, and distributors. Products are derived from a combination of internally produced products and third-party sources.

         On July 22, 1998, the Company announced a three-year restructuring and reorganization plan to improve the Company's global competitiveness. For further discussion of activities under the plan, see Note 10 of Notes to Consolidated Financial Statements.

         More than 95% of the Company's total revenues in 2000 were derived from the sale of completed apparel, with the balance from woven fabrics. During each of the two previous fiscal years ending January 1, 2000 and January 2, 1999, completed apparel also accounted for more than 95% of total revenues. Foreign and export sales for 2000 were 9.1%. In each of the immediately preceding two years, foreign and export sales were 10.8% and 10.7%, respectively. One customer, Wal-Mart Stores, Inc. and affiliates, accounted for 17.9% of total revenues in 2000, 19.4% in 1999 and 19.0% in 1998.

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

         The Company's principal owned manufacturing facilities are located in Alabama, North Carolina, Mexico, and Honduras. Warehousing and shipping is conducted in Alexander City, Ft. Payne and Montgomery, Alabama; Mt. Airy, North Carolina; West Point, Mississippi; and Vidalia, Georgia. The primary distribution facilities for the International Division are at Russell Europe Limited, located in and around Livingston, Scotland. The Company also maintains warehouses in Mexico and Australia.

         As a vertically integrated operation, the Company converts raw fibers into finished apparel and fabrics utilizing company-owned facilities, as well as contractors and general suppliers for spinning, knitting and weaving, dyeing and finishing, and cutting and sewing operations. Generally, the Company produces most of the yarns, other than textured and filament yarns, used in the Company's manufacturing processes. As a result of its integrated production process, the majority of the functions required to produce finished apparel and fabrics can be performed by the Company without reliance upon outside contractors. The Company is not, however, solely reliant on owned facilities and operations, particularly in apparel assembly. During the year approximately 84% of its products for domestic consumption were assembled at contractors, owned operations or purchased from other suppliers outside the United States.

         The Company benefits from flexibility in its production scheduling capability, permitting it to shift product emphasis as markets improve, change or temporarily decline for particular products. This ability to respond quickly to market changes has enabled the Company to manage the utilization of its manufacturing capacity.

         The Company's revenues and income are subject to seasonal variations. However, due to the time which may elapse between the acceptance of customers' orders and shipment of goods, prices may or may not immediately reflect changes in the Company's cost of raw materials and other costs. Working capital needs may change with the increase or decrease in inventories or accounts receivable as a result of a variety of credit terms and time between production and shipments. Production schedules are based primarily on forecasts incorporating current orders, the history of customer orders, market research, and similar market factors. The Company has no meaningful backlog figures.

         The Company does not hold any significant patents, franchises or concessions in any of its segments. The Company's ability to manufacture and sell certain licensed apparel products is dependent upon licenses held by the Company to utilize various trademarks and tradenames on such apparel. The licenses are subject to periodic renewal and negotiation and certain minimum payments.

                                    SEGMENTS


         The Company has two reportable segments: Activewear and International. These segments offer similar products and operate in multiple locations. The reportable segments are each managed separately because they manufacture and distribute products into different geographical areas. The segment information found in Note 11 on pages 44 and 45 of the 2000 Annual Report to Shareholders is hereby incorporated by reference.

         Activewear - The Company's Activewear segment consists of four brands that sell to sporting goods dealers, department and specialty stores, mass merchants, wholesale clubs, college bookstores, screen printers, distributors, golf pro shops, and mail order catalogs. The Company's activewear apparel products include t-shirts, fleece products, such as sweatshirts and sweatpants, athletic uniforms, knit shirts, and other activewear casual apparel.

         The Activewear segment consists of the primary operations of the Company's JERZEES(R), Russell Athletic(R), Cross Creek(R), and Mossy Oak Apparel(R) brands. Activewear is sold by a combination of a salaried, company-employed sales force and commission agents.

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

         Russell Yarn purchases synthetic fibers from one principal supplier. There are approximately four major producers of such fibers in the world. The Company purchases cotton from various merchants and producers.

         This unit has experienced no material difficulty in purchasing adequate supplies and does not presently anticipate difficulties in the future. Russell Yarn has no contracts for the supply of raw materials extending beyond a year.

         Fabrication is the process of converting yarn, provided by the Company's yarn unit or purchased from a third party, into cloth or fabrics. This is done through the process of single knitting, supplemented by smaller operations of double knitting and warp knitting. These operations are generally conducted in plant locations in Alabama and North Carolina.

         These fabrics are then dyed and/or finished in company-owned facilities or by contractors. The dyeing and/or finishing processes impart and affect the appearances, the hand (feel), color fastness, uniformity, shade, and stability (retention and form) of the fabric.

         Company-owned cutting and sewing operations for Activewear, located in plants in the United States, Mexico, and Honduras, are augmented by various contractors in the Caribbean, North America, Central America and South America.

         International - The International segment distributes activewear products primarily under the JERZEES(R) and Russell Athletic(R) brands throughout various countries outside the United States and Canada. This segment's major market is Europe, where the Company engages in marketing of activewear.

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

         DeSoto Mills supplies popularly priced socks for men, women and children primarily under the Company's JERZEES(R) and Russell Athletic(R) brands, through a company-employed sales force principally to the discount retailer and wholesale club markets.


                                   COMPETITION

         The textile-apparel industry in all of the Company's business segments is highly competitive, and the Company has many domestic and foreign competitors, both large textile-apparel companies and smaller concerns. While the sales of a few competitors are substantially greater than those of the Company, no single competitor dominates the industry.

                                    EMPLOYEES

         As of December 30, 2000, the Company had 16,540 employees, as follows:

                           Activewear           15,034
                           International           450
                           All Other               736
                           Shared                  320

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

         Some forward-looking statements concern anticipated sales levels, cost estimates and resulting earnings that are not necessarily indicative of subsequent periods due to the mix of future orders, at once orders and product mix changes, which may vary significantly from year to year or quarter to quarter, and the timing and effect of the Company's restructuring and reorganization plan. These forward-looking statements are based upon assumptions the Company believes are reasonable; however, such statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied or contemplated by, these statements. These risks and uncertainties include, but are not limited to, the overall level of consumer spending for apparel; the financial strength of the retail industry; actions by competitors that may impact the Company's business (including in particular changes in pricing); accuracy of forecasts; the existence of excess capacity in the Company's industry; changes in prices of raw materials used in the Company's manufacturing processes; the ability of the Company to reduce cost in more labor-intensive segments of the manufacturing process; the success of planned advertising, marketing and promotional campaigns and international activities; changes in customer relationships; the impact of economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control; and other risks and uncertainties discussed or indicated in other documents filed by the Company with the Securities and Exchange Commission from time to time. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2.  Properties

         The Company's principal executive offices are located in Atlanta, Georgia and Alexander City, Alabama, with owned manufacturing plants located in Alabama, North Carolina, Mexico and Honduras. The Company has no material mortgages on any of its real property or manufacturing machinery except for capitalized lease obligations (see Note 2 of Notes to Consolidated Financial Statements), and believes that all of its properties are well maintained and suitable for its operations and are currently fully utilized for such purposes, excluding plants that are held for resale as a result of restructuring. (See
Note 10 of Notes to Consolidated Financial Statement.)

         The Company utilizes an aggregate of approximately 9,143,000 square feet of manufacturing, warehousing and office facilities, and has 1,389,000 square feet that is either idle or held for sale. The following table summarizes the approximate areas of such facilities:

                                                                                                       Total
       Primary Use                  Activewear     International       All Other      Shared        Square Feet
       -----------                  ----------     -------------       ---------      ------        -----------
Spinning                            1,214,000                                                        1,214,000
Knitting and Weaving                  872,000                           143,000                      1,015,000
Dyeing and Finishing                  879,000                           137,000                      1,016,000
Cutting and Sewing                    978,000                                                          978,000
Warehousing and Shipping            2,878,000         164,000           424,000                      3,466,000
Retail/Outlet Stores                   12,000                                                           12,000
Executive Offices,
   Maintenance Shops and
   Research and Development
   Facilities                                                                         531,000          531,000
Scotland                                               97,000                                           97,000
Mexico                                382,000         150,000                                          532,000
Honduras                              231,000                                                          231,000
Idle or held for sale                                                               1,389,000        1,389,000
Other                                                  51,000                                           51,000

         All presently utilized facilities in the U.S. are owned, except the regional sales offices, certain distribution facilities and the Company's headquarters in Atlanta, Georgia (see Notes 2 and 9 of Notes to Consolidated Financial Statements).

ITEM 3.  Legal Proceedings

         The Company has been a co-defendant in Sullivan, et al. v. Russell Corporation, et al., in Jefferson County, Alabama. Five families were plaintiffs in this case; other defendants were Avondale Mills, Inc. and Alabama Power Company. The claims asserted at the trial of this case were for trespass and nuisance relating to property owned by the plaintiffs on Lake Martin in a subdivision of Alexander City, Alabama. The damages claimed by the plaintiffs were for decreased value of their homes, mental anguish and punitive damages. In November 1998, the jury returned a verdict against all three defendants in the amount of $155,200 compensatory damages for alleged property devaluation, $0 damages for mental anguish and punitive damages of $52,398,000. The defendants appealed this verdict to the Alabama Supreme Court, which on August 4, 2000, reversed the jury verdict and rendered judgment in favor of the Company and the other defendants on all claims. The plaintiffs filed an application for rehearing before the Alabama Supreme Court, which denied that application and reaffirmed its ruling in favor of the defendants in an opinion issued on January 12, 2001. The Alabama Supreme Court issued a Certificate of Judgment affecting such actions on January 30, 2001.

         On February 23, 1999, a similar lawsuit was filed in Jefferson County, Alabama, by two former residents of the same residential subdivision, which suit was dismissed with prejudice without liability on the Company's part on February 1, 2001. On January 13, 2000, another lawsuit was filed in Jefferson County, Alabama, by 15 families owning property adjacent to Lake Martin, seeking unspecified damages for alleged nuisance and trespass. The Company plans to vigorously defend this suit.

         By letter dated January 13, 2000, the Company was notified by the United States Department of Justice (DOJ) that the DOJ intended to institute legal proceedings against the Company and certain other parties alleging violations by those parties of the Clean Water Act in connection with the treatment and discharge of waste at a water treatment facility operated by the City of Alexander City, Alabama. Continuing discussions are being held with the DOJ with regard to the proposed suit by the DOJ. The Company believes it is in compliance with the Clean Water Act and will vigorously oppose the imposition of any monetary penalties or injunctive relief in any lawsuit that may be filed.

         The Company is a party to various other lawsuits arising out of the conduct of its business, the majority of which, if adversely determined, would not have a material adverse effect upon the Company.

ITEM 4.  Submission of Matters to a Vote of Security Holders

         None.

EXECUTIVE OFFICERS OF THE COMPANY

         "Election of Directors" on pages 1 through 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001 is incorporated herein by reference.

         Additional executive officers who are not directors are as follows:

                                                     Officer
               Name                    Age            Since                     Position
         ----------------              ---           -------            -------------------------
         Jonathan Letzler               44            1998              Executive Vice President/
                                                                         President and Chief
                                                                         Executive Officer,
                                                                         JERZEES

         Robert D. Martin               53            2000              Senior Vice President/
                                                                         Chief Financial Officer

         Floyd G. Hoffman               58            1999              Senior Vice President/
                                                                         Corporate Development,
                                                                         General Counsel and
                                                                         Secretary

         Eric N. Hoyle                  53            1998              Senior Vice President/
                                                                         President and Chief
                                                                         Executive Officer,
                                                                         Cross Creek Apparel

         Thomas R. Johnson, Jr.         58            1989              Senior Vice President/
                                                                         President and Chief
                                                                         Executive Officer,
                                                                         Yarn

         Carol M. Mabe                  52            2000              Senior Vice President/
                                                                         President and Chief
                                                                         Executive Officer,
                                                                         Russell Athletic

         JT Taunton, Jr.                58            1983              Senior Vice President/
                                                                         President and Chief
                                                                         Executive Officer,
                                                                         Fabrics and Services

         K. Roger Holliday              42            1988              Vice President, Investor
                                                                         Relations and Treasurer

         Nancy N. Young                 52            1998              Vice President,
                                                                         Communications and
                                                                         Community Relations

         Larry E. Workman               57            1987              Controller

                                                     Officer
               Name                    Age            Since                     Position
         ----------------              ---           -------            -------------------------

         Steve R. Forehand              45            1987              Assistant General Counsel
                                                                         and Assistant Secretary

         Christopher M. Champion        30            2001              Associate Counsel,
                                                                         Director of Government
                                                                         Relations and Assistant
                                                                         Secretary

         Mr. Letzler was employed by the Company in 1998, as Senior Vice President and Chief Executive Officer of JERZEES. Prior to joining the Company, he was with Sara Lee Corporation, from 1980 to 1998, most recently as President of Hanes Hosiery and prior to that he was President of the Hanes Printables Division.

         Mr. Martin, employed by the Company in 2000, was most recently Senior Vice President and CFO for Sunbeam Corporation's international operations. Prior to joining Sunbeam, he had been with Sara Lee Corporation's branded apparel operations for 21 years, most recently as Vice President and CFO of the European business.

         Mr. Hoffman was employed by the Company in 1999 in his current position. Prior to joining the Company, he was most recently Vice
President-General Counsel and Secretary for OSI Industries, Inc. from 1996 to 1999. Prior to that, he was Vice President-Deputy General Counsel and Assistant Secretary for Sara Lee Corporation.

         Mr. Hoyle, was employed by the Company in 1998, as the Executive Vice President and Chief Financial Officer of the Company from 1998 to 2000. Prior to joining the Company, he was most recently with Ithaca Industries, from 1994 to 1998, serving as Chief Financial Officer. During the time Mr. Hoyle served as Chief Financial Officer, Ithaca Industries, Inc. filed a petition in bankruptcy court under Chapter 11 of the Bankruptcy Code.

         Mr. Johnson, employed by the Company since 1989, most recently served as Executive Vice President, Manufacturing. Prior to that, he was Vice President, Greige Manufacturing.

         Ms. Mabe, employed by the Company in 1999, most recently served as President of Russell Athletic. She was named President and Chief Executive Officer of Russell Athletic and Senior Vice President of Russell Corporation in 2000. Prior to joining Russell she was Vice President of strategic marketing for VF Jeanswear, Inc. She has also held executive positions with Victoria's Secret Stores and Sara Lee Corporation.

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

         Mr. Champion joined the Company in 1994 as a staff attorney. He was named Director, Government Relations in 1999, and assumed his current duties in 2001.

         All executive officers and all other officers of the Company were elected or re-elected to their positions at the Board of Directors meeting on February 21, 2001.

                                     PART II


ITEM 5.  Market for the Registrant's Common
         Equity and Related Stockholder Matters

         "Dividend and Market Information" on the inside back cover of the Annual Shareholders Report for the year ended December 30, 2000 is incorporated herein by reference.

         The approximate number of holders of the Company's common stock at March 27, 2001 was 8,000.


ITEM 6.  Selected Financial Data

         "Ten Year Selected Financial Data" on pages 22 and 23 of the Annual Shareholders Report for the year ended December 30, 2000 is incorporated herein by reference with respect to fiscal years 2000, 1999, 1998, 1997, and 1996.


ITEM 7.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations

         "Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 27 of the Annual Shareholders Report for the year ended December 30, 2000 is incorporated herein by reference.

ITEM 7A. Quantitative and Qualitative Disclosures About Market Risk

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 24 through 27 of the Annual Shareholders Report for the year ended December 30, 2000 are incorporated herein by reference.

ITEM 8.  Financial Statements and Supplementary Data

         The following consolidated financial statements of the registrant and its subsidiaries included in the Annual Shareholders Report for the year ended December 30, 2000 are incorporated herein by reference:

         Consolidated Balance Sheets - December 30, 2000 and January 1, 2000

         Consolidated Statements of Operations - Years ended December 30,
                2000, January 1, 2000 and January 2, 1999

         Consolidated Statements of Cash Flows - Years ended December 30,
                2000, January 1, 2000 and January 2, 1999

         Consolidated Statements of Stockholders' Equity - Years ended
                December 30, 2000, January 1, 2000 and January 2, 1999

         Notes to Consolidated Financial Statements - Years ended December
                30, 2000, January 1, 2000 and January 2, 1999

         Report of Independent Auditors


ITEM 9.  Changes in and Disagreements with
         Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


ITEM 10. Directors and Executive Officers of the Registrant


         "Election of Directors" on pages 1 through 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001 is incorporated herein by reference.

         "Executive Officers of the Company" on pages I-7 through I-9 of this report is incorporated herein by reference.

         "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001 is incorporated herein by reference.


ITEM 11. Executive Compensation

         "Executive Compensation" on pages 10 through 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001 is incorporated herein by reference. "Management Development and Compensation Committee Report on Executive Compensation" and "Comparative Five-Year Cumulative Total Returns Through 12/30/2000" on pages 7 through 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001 are incorporated herein by reference, but pursuant to Instruction (9) to Item 402 (a)(3) of Regulation S-K shall not deemed to be filed with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


ITEM 12. Security Ownership of Certain Beneficial Owners and Management

         (a) "Principal Shareholders" on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001 is incorporated herein by reference.

         (b) Information concerning security ownership of management set forth in the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001 under the captions "Security Ownership of Executive Officers and Directors" on page 3 is incorporated herein by reference.

         (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. Certain Relationships and Related Transactions

         "Transactions with Management and Others" on page 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 25, 2001 is incorporated herein by reference.


                                      III-1

                                     PART IV


ITEM 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a)      List of Documents filed as part of this Report:

                  (1)      Financial Statements
                              All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K

                  (2)      Financial Statement Schedule

                           Schedule                                                Page
                            Number                 Description                    Number
                            ------          ------------------------          -------------
                              II            Valuation and Qualifying          IV-4 and IV-5
                                             Accounts

         All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

                  (3)      Exhibits (numbered in accordance with Item 601 of
                            Regulation S-K)

                                                                              Page Number or
                           Exhibit                                            Incorporation
                           Numbers               Description                  by Reference to
                           -------           --------------------             ---------------
                            (3a)             Restated Articles of                  IV-8
                                             Incorporation


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

                            (3c)             Bylaws                                   IV-9


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

                            (4b)             Note Agreement dated as           Exhibit (4b) to Annual
                                             of August 28, 1997                Report on Form 10-K for
                                             relating to the Company's         year ended January 1, 2000
                                             6.65% Senior Notes due
                                             August 28, 2007

                                                                              Page Number or
                           Exhibit                                            Incorporation
                           Numbers               Description                  by Reference to
                           -------           --------------------             ---------------
                            (4c)             Credit Agreement dated           Exhibit (4c) to Annual
                                             as of October 15, 1999           Report on Form 10-K for
                                             relating to the Company's        year ended January 1, 2000
                                             $250,000,000 Revolving
                                             Loan Facility

                            (10a)            Form of Deferred                 Exhibit (10a) to Annual
                                             Compensation Agreement           Report on Form 10-K for
                                             with certain officers            year ended December 30,
                                             1995

                            (10b)            Fuel supply contract             Exhibit 13(c) to
                                             with Russell Lands,              Registration Statement
                                             Incorporated dated               No. 2-56574
                                             May 21, 1975

                            (10c)            1987 Stock Option Plan           Exhibit 1 to Registration
                                                                              Statement No. 33-24898

                            (10d)            Russell Corporation 1997         Exhibit (10f) to Annual
                                             Non-Employee Directors'          Report on Form 10-K for
                                             Stock Grant, Stock Option        year ended January 2, 1999
                                             and Deferred Compensation
                                             Plan

                            (10e)            Amended and Restated             Appendix B to Proxy
                                             Executive Incentive Plan         Statement dated March 16, 2000

                            (10f)            Russell Corporation              Exhibit 4(k) to
                                             Flexible Deferral Plan           Registration Statement
                                                                              No. 333-89765

                            (10g)            Russell Corporation              Exhibit 4(k) to
                                             2000 Stock Option Plan           Registration Statement
                                                                              No. 333-30238

                            (10h)            Russell Corporation              Exhibit 4(k) to
                                             Employee Stock Purchase          Registration Statement
                                             Plan                             No. 333-30236

                            (10i)            Russell Corporation              Exhibit 4(m) to
                                             2000 Non-Employee                Registration Statement
                                             Directors' Compensation          No. 333-55340
                                             Plan

                            (10j)            Employment Agreement,            Exhibit 10.1 to Quarterly
                                             dated March 31, 1998, by         Report on Form 10-Q/A for
                                             and Between the Company          quarter ended April 5,
                                             and John F. Ward                 1998 as filed with the
                                                                              Securities and Exchange
                                                                              Commission on August 24, 1998



                                                                              Page Number or
                           Exhibit                                            Incorporation
                           Numbers               Description                  by Reference to
                           -------           --------------------             ---------------
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

                             10(m)           Amended and Restated                        IV-10
                                             Employment Agreement
                                             dated April 1, 2001, by
                                             and between the Company
                                             and John F. Ward

                             10(n)           Amended and Restated                        IV-11
                                             Executive Deferred
                                             Compensation and Buyout
                                             Plan dated April 1, 2001,
                                             by and between the Company
                                             and John F. Ward

                             10(o)           Employment Agreement             Exhibit (10n) to Annual
                                             dated November 20, 1998          Report on Form 10-K for
                                             by and between the Company       year ended January 1, 2000
                                             and Jonathan Letzler

                             10(p)           Russell Corporation                         IV-12
                                             Supplemental Executive
                                             Retirement Plan dated
                                             February 23, 2000

                              (11)           Computations of Income/                     IV-13
                                             (Loss) per Common Share

                              (13)           2000 Annual Report to                       IV-14
                                             Shareholders

                              (21)           List of Significant                         IV-15
                                             Subsidiaries

                              (23)           Consent of Ernst & Young LLP,               IV-16
                                             Independent Auditors

                              (99)           Proxy Statement for April 25, 2001
                                             Annual Shareholders' Meeting

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

         (b)      Reports on Form 8-K

                  No reports on form 8-K were filed during the fourth quarter of the year ended December 30, 2000.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      RUSSELL CORPORATION AND SUBSIDIARIES


                                               BALANCE AT         ADDITIONS                                          BALANCE
                                               BEGINNING      CHARGED TO COSTS                                       AT END
DESCRIPTION                                    OF PERIOD        AND EXPENSES     ACQUISITION     DEDUCTIONS         OF PERIOD
-----------                                    ----------     ----------------   -----------     ----------         ---------
YEAR ENDED DECEMBER 30, 2000
     Allowance for doubtful accounts          $ 4,520,566       $10,242,005      $      -0-      $ 6,946,131(1)    $ 7,816,440
     Reserve for discounts and returns          3,391,201         7,731,241             -0-      $ 9,142,609(2)      1,979,833
                                              -----------        -----------     ----------      -----------       -----------
                        TOTALS                $ 7,911,767       $17,973,246      $      -0-      $16,088,740       $ 9,796,273
                                              ===========       ===========      ==========      ===========       ===========


YEAR ENDED JANUARY 1, 2000
     Allowance for doubtful accounts          $ 5,363,868       $   412,214      $      -0-      $ 1,255,516(1)    $ 4,520,566
     Reserve for discounts and returns          3,198,242         1,984,423             -0-        1,791,464(2)      3,391,201
                                              -----------       -----------      ----------      -----------       -----------

                        TOTALS                $ 8,562,110       $ 2,396,637      $      -0-      $ 3,046,980       $ 7,911,767
                                              ===========       ===========      ==========      ===========       ===========

YEAR ENDED JANUARY 2, 1999
     Allowance for doubtful accounts          $ 7,350,437       $13,927,466      $      -0-      $15,914,035(1)    $ 5,363,868
     Reserve for discounts and returns          3,182,594         8,692,248             -0-        8,676,600(2)      3,198,242
                                              -----------       -----------      ----------      -----------       -----------

                        TOTALS                $10,533,031       $22,619,714             -0-      $24,590,635       $ 8,562,110
                                              ===========       ===========      ==========      ===========       ===========


(1)      Uncollectible accounts written off, net of recoveries.

(2)      Discounts and returns allowed customers during the year.

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS
                      RUSSELL CORPORATION AND SUBSIDIARIES


                                                 BALANCE AT        ADDITIONS                                           BALANCE
                                                 BEGINNING     CHARGED TO COSTS                                         AT END
DESCRIPTION                                      OF PERIOD       AND EXPENSES     ACQUISITION    DEDUCTIONS            OF PERIOD
-----------                                     -----------    ----------------   -----------    -----------          -----------
RESTRUCTURING AND REORGANIZATION RESERVES

YEAR ENDED DECEMBER 30, 2000
     Asset impairment and
        accelerated depreciation                $14,632,000       $34,000,000          -0-       $19,292,000(4)(5)    $29,340,000
     Employee termination charges                 4,770,000        11,834,000          -0-        13,284,000(3)         3,320,000
     Inventory write-downs                        3,251,000         3,648,000          -0-         3,969,000(5)         2,930,000
     Termination of certain
        licenses and contracts                    1,223,000         3,313,000          -0-         2,130,000            2,406,000
     Exit cost related to facilities                534,000         4,596,000          -0-         5,130,000(3)               -0-
     Other                                              -0-         7,620,000          -0-         6,169,000(3)         1,451,000
                                                -----------       -----------          ---       -----------          -----------
                        TOTALS                  $24,410,000       $65,011,000          -0-       $49,974,000          $39,447,000
                                                ===========       ===========          ===       ===========          ===========

YEAR ENDED JANUARY 1, 2000
     Asset impairment and                       $ 3,951,000       $28,459,000          -0-       $17,778,000(4)(5)    $14,632,000
         accelerated depreciation
     Employee termination charges                 4,567,000        17,542,000          -0-        17,339,000(3)         4,770,000
     Inventory write-downs                        1,964,000         4,988,000          -0-         3,701,000(5)         3,251,000
     Termination of certain
         licenses and contracts                   1,223,000               -0-          -0-               -0-            1,223,000
     Exit cost related to facilities                534,000        11,743,000          -0-        11,743,000(3)           534,000
     Other                                              -0-         7,989,000          -0-         7,989,000(3)               -0-
                                                -----------       -----------          ---       -----------          -----------
                        TOTALS                  $12,239,000       $70,721,000          -0-       $58,550,000          $24,410,000
                                                ===========       ===========          ===       ===========          ===========

YEAR ENDED JANUARY 2, 1999
     Asset impairment and                               -0-       $30,085,000          -0-       $26,134,000(3)(4)    $ 3,951,000
         accelerated depreciation
     Employee termination charges                       -0-         8,088,000          -0-         3,521,000(3)         4,567,000
     Inventory write-downs                       16,109,000        14,145,000                                           1,964,000
     Termination of certain
         licenses and contracts                         -0-         7,258,000          -0-         6,035,000(3)         1,223,000
     Exit cost related to facilities                    -0-         1,816,000          -0-         1,282,000(5)           534,000
     Other                                              -0-         8,531,000          -0-         8,531,000                  -0-
                                                -----------       -----------          ---       -----------          -----------
                        TOTALS                          -0-       $71,887,000          -0-       $59,648,000          $12,239,000
                                                ===========       ===========          ===       ===========          ===========

(3)      Represents cash paid

(4)      Represents assets write-off

(5)      Represents assets sold after write-down

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.




                                    RUSSELL CORPORATION
                                        (Registrant)


Date: 3/29/01                       By: /s/ John F. Ward
      -------                          -----------------------------------------
                                            John F. Ward
                                       Chairman, President and CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



           /s/ John F. Ward                  Chairman, President and CEO     3/29/01
         ---------------------------                                         -------
               John F. Ward                                                   Date



                                             Senior Vice President and
           /s/ Robert D. Martin                Chief Financial Officer       3/29/01
         ---------------------------                                         -------
               Robert D. Martin                                               Date



           /s/ Herschel M. Bloom             Director                        3/29/01
         ---------------------------                                         -------
               Herschel M. Bloom                                              Date



            /s/ Ronald G. Bruno              Director                        3/29/01
         ---------------------------                                         -------
                Ronald G. Bruno                                               Date



           /s/ Timothy A. Lewis              Director                        3/29/01
         ----------------------------                                        -------
               Timothy A. Lewis                                               Date



           /s/ C. V. Nalley III              Director                        3/29/01
         ----------------------------                                        -------
               C. V. Nalley III                                               Date

           /s/ Margaret M. Porter            Director                        3/29/01
         -----------------------------                                       -------
               Margaret M. Porter                                             Date



           /s/ Mary Jane Robertson           Director                        3/29/01
         -----------------------------                                       -------
               Mary Jane Robertson                                            Date



           /s/ Benjamin Russell              Director                        3/29/01
         -----------------------------                                       -------
               Benjamin Russell                                               Date



           /s/ John R. Thomas                Director                        3/29/01
         -----------------------------                                       -------
               John R. Thomas                                                 Date



           /s/ John A. White                 Director                        3/29/01
         -----------------------------                                       -------
               John A. White                                                  Date



           /s/ Larry E. Workman              Controller                      3/29/01
         -----------------------------       (Principal Accounting Officer)  -------
               Larry E. Workman                                               Date