Form 10-Q
period 2001-04-01
RUSSELL CORP
filed 2001-05-16
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( )TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended April 1, 2001                Commission file number 0-1790



                               RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)


                         Alabama                          63-0180720
             (State or other jurisdiction of           (I.R.S. Employer
             incorporation or organization)           Identification No.)

             3330 Cumberland Blvd, Suite 800, Atlanta, Georgia 30339
                                       and
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


               Class                                 Outstanding at May 11, 2001

Common Stock, Par Value $.01 Per Share                     31,909,188 shares
                                                          (Excludes Treasury)

                               RUSSELL CORPORATION
                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
Part I. Financial Information:

   Item 1. Financial Statements

           Consolidated Condensed Balance Sheets --
                April 1, 2001 and December 30, 2000                                                          2

           Consolidated Condensed Statements of Operations --
                Thirteen Weeks Ended April 1, 2001 and April 2, 2000                                         3

           Consolidated Condensed Statements of Cash Flows --
                Thirteen Weeks Ended April 1, 2001 and April 2, 2000                                         4

           Notes to Consolidated Condensed Financial Statements                                              5

   Item 2. Management's Discussion and Analysis of Results of Operations and
           Financial Condition                                                                              12

   Item 3. Quantitative and Qualitative Disclosure about Market Risk                                        13

Part II. Other Information:

   Item 1. Legal Proceedings                                                                                13

   Item 4. Submissions of Matters to a Vote of Security Holders                                             14

   Item 6. Exhibits and Reports on Form 8-K                                                                 15

                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                             (Dollars in Thousands)

                                                                     April 1,            December 30,
                                                                       2001                  2000
                                                                   ------------          ------------
                                                                   (Unaudited)             (Note 1)
      ASSETS
Current assets:
      Cash                                                         $      6,706          $      4,193
      Accounts receivable, net                                          183,229               198,610
      Inventories - Note 2                                              457,685               406,446
      Prepaid expenses and other current assets                          31,562                30,892
                                                                   ------------          ------------

                 Total current assets                                   679,182               640,141

Property, plant & equipment                                           1,194,625             1,213,722
      Less accumulated depreciation                                    (742,302)             (760,714)
                                                                   ------------          ------------
                                                                        452,323               453,008

Other assets                                                             60,602                60,011
                                                                   ------------          ------------

                 Total assets                                      $  1,192,107          $  1,153,160
                                                                   ============          ============

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                        $    120,222          $    129,456
      Current maturities of long-term debt                               39,271                39,271
                                                                   ------------          ------------

                 Total current liabilities                              159,493               168,727

Long-term debt, less current maturities                                 434,813               384,211

Deferred liabilities                                                     77,271                74,282

Shareholders' equity:
      Common stock, par value $.01 per share; authorized
         150,000,000 shares, issued 41,419,958 shares                       414                   414
      Paid-in capital                                                    46,859                47,104
      Retained earnings                                                 714,230               716,460
      Treasury stock, at cost (9,510,770 shares at
           4/1/01 and 9,524,424 shares at 12/30/00)                    (226,047)             (226,470)
      Accumulated other comprehensive loss                              (14,926)              (11,568)
                                                                   ------------          ------------
                 Total shareholders' equity                             520,530               525,940
                                                                   ------------          ------------

                 Total liabilities & shareholders' equity          $  1,192,107          $  1,153,160
                                                                   ============          ============

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                   (Unaudited)

                                                                           13 Weeks Ended
                                                                 ---------------------------------
                                                                   April 1,             April 2,
                                                                     2001                 2000
                                                                 ------------         ------------
Net sales                                                        $    238,716         $    251,982
Costs and expenses:
           Cost of goods sold                                         173,660              187,297
           Selling, general and administrative expenses                53,040               54,176
           Interest expense                                             7,448                6,877
           Other-net                                                      957                2,812
                                                                 ------------         ------------
                                                                      235,105              251,162
                                                                 ------------         ------------

Income before income taxes                                              3,611                  820

Provision for income taxes                                              1,372                  354
                                                                 ------------         ------------

           Net income                                            $      2,239         $        466
                                                                 ============         ============

Weighted-average common shares outstanding:
           Basic                                                   31,902,656           32,657,233
           Diluted                                                 32,302,659           32,673,535

Net income per common share:
           Basic                                                 $       0.07         $       0.01
           Diluted                                                       0.07                 0.01

Cash dividends per common share                                  $       0.14         $       0.14

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   13 Weeks Ended
                                                                             ---------------------------
                                                                             April 1,           April 2,
                                                                               2001               2000
                                                                             --------           --------
Operating Activities:
        Net income                                                           $  2,239           $    466
        Adjustments to reconcile net income to
              cash used in operating activities:
                    Depreciation and amortization                              12,868             13,833
                    Deferred income taxes                                           2                 --
                    Gain on sale of property, plant & equipment                   (21)              (176)
                    Non-cash restructuring, asset impairment and
                          other unusual charges                                   760              1,512
                    Foreign currency transaction (gain) loss                   (1,057)                95
                    Changes in operating assets and liabilities:
                          Accounts receivable                                  14,324             (2,836)
                          Inventories                                         (53,047)           (32,493)
                          Prepaid expenses and other current assets            (1,816)            (1,112)
                          Other assets                                         (1,234)            (1,021)
                          Accounts payable and accrued expenses                (9,283)             3,209
                          Pension and other deferred liabilities                3,119                178
                                                                             --------           --------

        Net cash used in operating activities                                 (33,146)           (18,345)

Investing Activities:
        Purchases of property, plant & equipment                              (13,319)           (14,191)
        Proceeds from the sale of property, plant & equipment                     474              1,068
                                                                             --------           --------
        Net cash used in investing activities                                 (12,845)           (13,123)


Financing Activities:
        Borrowings on credit facility - net                                    51,718             38,889
        Dividends on common stock                                              (4,468)            (4,586)
        Cost of common stock for treasury                                          --             (4,072)
        Distribution of treasury stock                                            178                 --
                                                                             --------           --------
        Net cash provided by financing activities                              47,428             30,231

Effect of exchange rate changes on cash                                         1,076               (222)
                                                                             --------           --------
        Net increase (decrease) in cash                                         2,513             (1,459)

Cash balance at beginning of period                                             4,193              9,123
                                                                             --------           --------
Cash balance at end of period                                                $  6,706           $  7,664
                                                                             ========           ========

     See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements

1. The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of April 1, 2001, and the results of its operations for the thirteen week period ended April 1, 2001 and April 2, 2000, and its cash flows for the thirteen week period ended April 1, 2001 and April 2, 2000.

         The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

         Certain prior year amounts have been reclassified to conform to fiscal year 2001 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

         The Company's revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen week period ended April 1, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       The components of inventory consist of the following: (in thousands)

                                                         4/1/01              12/30/00
                                                        ---------           ---------
                  Finished goods                        $ 342,692           $ 293,587
                  Work in process                          77,930              69,568
                  Raw materials and supplies               42,349              41,718
                                                        ---------           ---------
                                                          462,971             404,873
                  LIFO and lower-of-cost or
                       market adjustments, net             (5,286)              1,573
                                                        ---------           ---------
                                                        $ 457,685           $ 406,446
                                                        =========           =========

3. On July 22, 1998, the Company announced the Board of Directors had approved a three-year restructuring and reorganization plan to improve the Company's global competitiveness. The results of operations for the interim periods presented herein reflect one-time and other unusual charges associated with the plan in accordance with generally accepted accounting principles. Consequently, the results of operations for the thirteen week periods ended April 1, 2001 and April 2, 2000 are not necessarily indicative of the results to be expected on an ongoing recurring basis when the restructuring and reorganization plan is completed.

The charges reflected in the consolidated condensed statements of operations are as follows: (in thousands)

                                                                            13 Weeks Ended
                                                                       4/1/01            4/2/00
                                                                      --------          --------
Restructuring charges:
      Employee termination charges                                    $     --          $  5,405
      Exit cost related to facilities                                    1,148             1,121
                                                                      --------          --------
                                                                      $  1,148          $  6,526
                                                                      --------          --------

Asset impairment charges:
      Impairment of facilities and equipment
          held for disposal                                           $    760          $  1,512
                                                                      --------          --------
                                                                      $    760          $  1,512
                                                                      --------          --------

Other unusual charges:
      Inventory losses including warehouse and shipping cost          $     40          $     --
      Accelerated depreciation on facilities and
          equipment to be taken out of service                              --               497
      Expenses associated with the establishment
          of dual headquarters                                             680               522
      Accounts receivable recovery                                         (35)               --
      Other                                                                129               291
                                                                      --------          --------
                                                                      $    814          $  1,310
                                                                      --------          --------

Totals before taxes                                                   $  2,722          $  9,348
                                                                      ========          ========

Totals after taxes                                                    $  1,687          $  5,608
                                                                      ========          ========

These charges have been classified in the consolidated condensed statements of operations as follows: (in thousands)

                                                                            13 Weeks Ended
                                                                      04/01/01          04/02/00
                                                                      --------          --------
Cost of goods sold                                                    $     40          $  5,660
Selling, general and administrative expenses                               680               522
Other, net                                                               2,002             3,166
                                                                      --------          --------
                                                                      $  2,722          $  9,348
                                                                      ========          ========

Charges recorded by segments were recorded as follows: (in thousands)

                                                                            13 Weeks Ended
                                                                       4/1/01            4/2/00
                                                                      --------          --------
Restructuring charges:
      Activewear                                                      $    867          $  5,461
      International                                                        281             1,065
      All Other                                                             --                --
                                                                      --------          --------
                                                                      $  1,148          $  6,526
                                                                      ========          ========

Asset impairment charges:
      Activewear                                                      $    760          $  1,512
      International                                                         --                --
      All Other                                                             --                --
                                                                      --------          --------
                                                                      $    760          $  1,512
                                                                      ========          ========

Other unusual charges:
      Activewear                                                      $    814          $  1,310
      International                                                         --                --
      All Other                                                             --                --
                                                                      --------          --------
                                                                      $    814          $  1,310
                                                                      ========          ========

A summary of the activity related to the restructuring, asset impairment and other unusual charges is as follows: (in thousands)

Cash Related:
                                                             Liability at       Expense         Amount       Liability at
                                                               30-Dec-00       Incurred          Paid          1-Apr-01
                                                             ------------      --------         ------       ------------
         Exit costs related to facilities                       $   --          $1,148          $1,148          $   --
         Employee termination charges                            3,320              --           2,298           1,022
         Other                                                   2,406             814             693           2,527
                                                                ------          ------          ------          ------

                                                                $5,726          $1,962          $4,139          $3,549
                                                                ======          ------          ======          ======

         Non-cash Related:

         Impairment charges and other non-cash charges                             760
                                                                                ------

             Total Charges                                                      $2,722
                                                                                ======


         At April 1, 2001, the Company held for sale certain closed facilities with an adjusted carrying value of approximately $24.1 million, which have been included in property, plant and equipment.

4. The Company has been a co-defendant in Sullivan, et al. v. Russell Corporation, et al., in Jefferson County, Alabama. Five families were plaintiffs in this case; other defendants were Avondale Mills, Inc. and Alabama Power Company. The claims asserted at the trial of this case were for trespass and nuisance relating to property owned by the plaintiffs on Lake Martin in a subdivision of Alexander City, Alabama. The damages claimed by the plaintiffs were for decreased value of their homes, mental anguish and punitive damages. In November 1998, the jury returned a verdict against all three defendants in the amount of $155,200 compensatory damages for alleged property devaluation, $0 damages for mental anguish and punitive damages of $52,398,000. The defendants appealed this verdict to the Alabama Supreme Court, which on August 4, 2000, reversed the jury verdict and rendered judgment in favor of the Company and the other defendants on all claims. The plaintiffs filed an application for rehearing before the Alabama Supreme Court, which denied that application and reaffirmed its ruling in favor of the defendants in an opinion issued on January 12, 2001. The Alabama Supreme Court issued a Certificate of Judgment affecting such actions on January 30, 2001.

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

5. Earnings per share calculated in accordance with SFAS 128, Earnings Per Share, are as follows: (in thousands except shares and per share amounts)

                                                                                  13 Weeks Ended
                                                                         --------------------------------
                                                                            4/1/01              4/2/00
                                                                         ------------        ------------
         Net income                                                      $      2,239        $        466
                                                                         ============        ============

         Basic Calculation:

         Weighted-average common shares outstanding                        31,902,656          32,657,233
                                                                         ============        ============

         Net income per common share-basic                               $       0.07        $       0.01
                                                                         ============        ============

         Diluted Calculation:

         Weighted-average common shares outstanding                        31,902,656          32,657,233

         Net common shares issuable
              on exercise of dilutive stock options                           400,003              16,302
                                                                         ------------        ------------

                                                                           32,302,659          32,673,535
                                                                         ============        ============

         Net income per common share-diluted                             $       0.07        $       0.01
                                                                         ============        ============

6. For the period ended April 1, 2001 and April 2, 2000, accumulated other comprehensive loss as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments, and FAS 133 adjustments which consists of interest rate swap agreements, cotton futures contracts, and foreign currency forward contracts. The components of comprehensive income, net of tax, for these periods were as follows: (In thousands)

                                                          13 Weeks Ended
                                                    --------------------------
                                                     4/1/01            4/2/00
                                                    --------          --------
         Net income                                 $  2,239          $    466
         Foreign currency translation loss            (1,729)             (799)
         FAS 133 adjustments                          (1,629)               --
                                                    --------          --------
         Comprehensive loss                         $ (1,119)         $   (333)
                                                    ========          ========

7. Russell Corporation has two reportable segments: activewear and international operations. The Company's activewear segment consists of three strategic business units that sell the following products to sporting goods dealers, department and specialty stores, mass merchants, wholesale clubs, college bookstores, screen printers, distributors, golf pro shops and mail order catalogs: T-shirts, fleece products (such as sweatshirts and pants), athletic uniforms and knit shirts. The international strategic business distributes activewear products to international locations in approximately 50 countries. Other segments that do not meet the quantitative thresholds for determining reportable segments sell fabrics to other apparel manufacturers, and manufacture and sell socks to mass merchants. These are included in the "All Other" data presented herein.

         The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, restructuring, reorganization and other unusual charges (Segment EBIT). The accounting policies of the reportable segments are the same as those described in Note One to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 30, 2000, except that inventories are valued at standard cost at the segment level, where as a substantial portion of inventories are valued on a Last-In, First-Out (LIFO) basis in the consolidated financial statements. Intersegment transfers are recorded at the Company's cost; there is no intercompany profit or loss on intersegment transfers.

                          13 Weeks ended April 1, 2001
                                 (In thousands)

                                Activewear        International        All Other           Total
                                ----------        -------------        ---------         ----------
Net sales                       $  194,542          $  18,658           $25,516          $  238,716
Depreciation and
  amortization expense              11,450                491               927              12,868
Segment EBIT                        16,593                463             3,315              20,371
Total assets                     1,041,847             76,300            73,960           1,192,107

                          13 Weeks ended April 2, 2000
                                 (In thousands)

                                Activewear        International        All Other           Total
                                ----------        -------------        ---------         ----------
Net sales                       $  196,744          $  28,435           $26,803          $  251,982
Depreciation and
  amortization expense              11,659                611             1,066              13,336
Segment EBIT (loss)                 19,801             (2,368)            5,096              22,529
Total assets                       981,048            116,176            87,334           1,184,558

A reconciliation of combined segment EBIT to consolidated income before income taxes is as follows: (in thousands)

                                                        13 Weeks Ended
                                                 ---------------------------
                                                  4/1/01             4/2/00
                                                 --------           --------
Total segment EBIT                               $ 20,371           $ 22,529
Restructuring, asset impairment, and
    other unusual charges                          (2,722)            (9,348)
Unallocated amounts;
    Corporate expenses                             (6,590)            (5,484)
    Interest expenses                              (7,448)            (6,877)
                                                 --------           --------

Consolidated income before income taxes          $  3,611           $    820
                                                 ========           ========

8. As of December 31, 2000, the Company adopted FASB Statement No. 133. In accordance with the provisions of Statement 133, the Company recorded a transition adjustment during the first quarter of 2001. The impact of this transition adjustment is to increase Accumulated Other Comprehensive Loss by approximately $578,000 net of taxes and to decrease net assets by approximately $578,000.

         The Company uses derivatives, including futures contracts, forward contracts and swap contracts, to manage its exposure to movements in commodity prices, foreign exchange rates and interest rates, respectively. Initially, upon adoption of the new derivative accounting requirements, and prospectively, on the date a derivative contract is entered into, the Company designates the derivative as either 1) a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge) or 2) a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

         For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings. The effective portion of the changes in the fair values of a derivative that is designated as a cash flow hedge is recorded in Accumulated Other Comprehensive Loss. When the hedged item is realized, the gain or loss included in Accumulated Other Comprehensive Loss is relieved. Any ineffective portion of the changes in the fair values of derivatives used as cash flow hedges are reported in the Consolidated Condensed Statements of Operations.

         The Company formally documents its hedge relationships, including identification of the hedging instruments, and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Condensed Balance Sheets at fair value. The Company also formally assesses both at inception and at least quarterly, thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair values or cash flows of the hedged item.

         Interest rate swap agreement-To manage interest rate risk, the Company has entered into an interest rate swap that effectively fixes the interest payments of a certain floating rate debt instrument. The interest rate swap agreement is accounted for as a cash flow hedge that was set up so that the cash flows from the interest rate swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the debt. The interest rate swap qualifies for the "short-cut" method as defined in the statement. The transition adjustment to record the fair value of the interest rate swap on the Company's Consolidated Condensed Balance Sheets was a loss of $557,000 ($345,000 net of taxes) with an offsetting entry to Accumulated Other Comprehensive Loss. There was no amount reclassified from Accumulated Other Comprehensive Loss to net earnings during the quarter ended April 1, 2001. The fair value of the swap decreased net assets by $501,000 during the first quarter, causing Accumulated Other Comprehensive Loss to increase to $1,365,000 ($846,000 net of taxes).

         Foreign currency forward contracts- The Company generates international revenues and expenses from its activities in various parts of the world and, as a result, is exposed to movement in foreign currency exchange rates. The Company has entered into foreign exchange forward contracts through December 2001 to reduce the effect of fluctuating foreign currencies on its anticipated purchases of inventory and its anticipated sale of goods in its international operations. Gains and losses on the derivatives are intended to offset gains and losses on the hedged transaction in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The foreign exchange forward contracts are primarily accounted for as cash flow hedges. The principal currencies hedged by the Company include the US Dollar, European EURO, Mexican peso and British pound sterling. There was no transition adjustment recorded upon adoption of FAS 133, as there were no significant foreign currency forward contracts impacted by the statement. The Company has entered into several new contracts during the first quarter and has increased net assets on the Consolidated Condensed Balance Sheets at April 1, 2001 by recording the foreign exchange forward contracts at fair value with an offsetting gain to Accumulated Other Comprehensive Loss of $122,000 ($76,000 net of taxes). The Company anticipates that approximately $76,000 of the deferred gain on the foreign exchange forward contracts will be reclassified into net earnings during the next twelve months.

         The Company was also a party to some foreign exchange forward contracts during the first quarter that did not qualify for hedge accounting under FAS 133. The Company recorded these contracts on the Consolidated Condensed Balance Sheets at fair value with an offsetting gain of $1,021,000 ($633,000 net of taxes) into the Consolidated Condensed Statement of Operations.

         Futures contracts- Raw materials used by the Company are subject to price volatility caused by weather, supply conditions and other unpredictable factors. The Company has entered into futures contracts through December 2001 to hedge commodity (primarily cotton) price risk on anticipated purchases. The futures contracts are accounted for as cash flow hedges. The transition adjustment to record the fair value of the futures contracts on the Company's Consolidated Condensed Balance Sheets was a loss of $376,000 ($233,000 net of taxes) with an offsetting entry to Accumulated Other Comprehensive Loss. It is the Company's policy to relieve any gains/losses in Accumulated Other Comprehensive Loss in the period during which the hedged item affects earnings. The change in fair value of the commodity futures contracts decreased net assets and increased Accumulated Other Comprehensive Loss by $1,284,000 (net of taxes) during the first quarter. Losses reclassified to current earnings during the quarter ended April 1, 2001 amounted to $658,000 (net of taxes). The Company anticipates that approximately $859,000 (after tax) of the deferred loss recorded in Accumulated Other Comprehensive Loss will be reclassified into net earnings during the next twelve months.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

         RESULTS OF OPERATIONS

Thirteen weeks ended April 1, 2001 compared to April 2, 2000

NET SALES. Net sales decreased 5.3%, or $13,266,000, to $238,716,000 for first quarter 2001 from $251,982,000 during the comparable prior year period. The overall net decrease consisted of a 1.1% decline, or $2,202,000 within the Company's Activewear segment; a 34.4% decline, or $9,777,000 within the Company's International segment; and a 4.8% decline, or $1,287,000, for all other. Overall dozens shipped within the Activewear segment were down less than 2% over the comparable prior year period. Favorable product mix changes within the Activewear segment offset the negative impact of lower selling prices within certain categories. Of the decline in the International segment sales, approximately $6,500,000 was related to the restructuring of certain product lines in Europe during the second half of fiscal year 2000. The decrease in net sales for all other was attributable to a decline in fabric sales to other manufacturers, which was partially offset by an increase in sock sales.

GROSS MARGIN %. The Company's overall gross margin percentage increased to 27.3% for first quarter 2001 versus 25.7% in the comparable prior year period. Excluding the impact of restructuring, asset impairment, and other unusual charges ("special charges"), as described in Note 3 to the consolidated condensed financial statements, of $40,000 and $5,660,000 for 2001 and 2000, respectively, the overall gross margin percentage decreased to 27.3% for 2001 from 27.9% for 2000. Gross margins were negatively impacted by the overall net decrease in sales mentioned above and higher cotton, fiber and energy costs. However, gross margins continue to be positively impacted by the Company's on-going efforts in improving and streamlining its manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A as a percent of net sales increased to 22.2% for first quarter 2001 versus 21.5% in the comparable prior year period. Excluding the impact of special charges of $680,000 and $522,000 for 2001 and 2000, respectively, SG&A as a percent of net sales increased to 21.9% for 2001 from 21.3% for 2000.

EARNINGS BEFORE INTEREST AND TAXES (EBIT). The Company's overall EBIT as a percent of net sales decreased to 5.8% for first quarter 2001 from 6.8% in the comparable prior year period when calculated exclusive of special charges of $2,722,000 and $9,348,000 for 2001 and 2000, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 8.5% for first quarter 2001 down from 10.1% for first quarter 2000. This decline is attributed both to the overall net decreased sales and higher cotton, fiber and energy costs mentioned above. The International segment EBIT, exclusive of special charges, as a percent of net sales increased to 2.5% for first quarter 2001 up from a negative 8.3% for first quarter 2000. The improvement within the International segment was due to the elimination of losses during fiscal 2000 related to the sales elimination mentioned above from the restructuring of certain product lines in Europe during the second half of fiscal year 2000. In addition, product costs within the International segment were lower due to the closure of manufacturing facilities in Scotland during fiscal 2000 and the increased use of third party suppliers. The International segment also experienced gains related to the closeout of certain foreign currency forward contracts during the quarter ended April 1, 2001. The all other EBIT, exclusive of special charges, as a percent of net sales decreased to 13.0% for first quarter 2001 down from 19.0% for first quarter 2000 and is primarily due to the net sales decrease mentioned above.

Liquidity and Capital Resources

     The Company's current ratio was 4.2 and 4.1 at April 1, 2001 and April 2, 2000, respectively. Total debt to capitalization was 47.7% and 44.8% at April 1, 2001 and April 2, 2000, respectively.

     Required cash for purchases of property, plant and equipment and dividends was provided by borrowings under the Company's credit facility (long-term debt) during the period ended April 1, 2001.

Contingencies

         For information concerning ongoing litigation of the Company, see Note 4 to the Consolidated Condensed Financial Statements.

FORWARD LOOKING INFORMATION

         This quarterly report on Form 10-Q, including management's discussion and analysis, contains certain statements that describe the Company's beliefs concerning future business conditions and prospects, growth opportunities and the outlook for the Company based upon information currently available. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates," "believes," "intends," "estimates," "expects," "projects" and similar phrases. These forward-looking statements are based upon assumptions the Company believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including among other matters, the ability to effect the restructuring of Europe within the projected timeframe in line with expected savings, significant competitive activity, including promotional and price competition, currency exchange rates, interest rates, wage increases, increases in raw material and energy costs, changes in customer demand for the Company's products, inherent risks in the market place associated with new products and new product lines, including uncertainties about trade and consumer acceptance and other risk factors listed from time to time in the Company's SEC reports and announcements. The Company assumes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure about Market Risk

         The Company is exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. There has been no material change in the Company's market risks that would significantly affect the disclosures made in the Annual Report on Form 10-K for the year ended December 30, 2000.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

Contingencies

         For information concerning ongoing litigation of the Company, see Note 4 to the Consolidated Condensed Financial Statements.

Item 4. Submissions of Matters to a Vote of Security Holders

a)       The Annual Meeting of Shareholders was held on April 25, 2001.

         At the Annual Meeting, shareholders voted upon the following nominees to serve as Directors for a three-year term expiring in 2004. The results of the vote are as follows:

                           Name                                  For                         Withheld
                           ----                               ----------                     --------
                           Tim Lewis                          28,020,778                      615,379
                           C. V. Nalley, III                  28,255,903                      380,254
                           John R. Thomas                     28,253,859                      382,298
                           John A. White                      28,256,891                      379,266
                           Mary Jane Robertson                28,256,543                      379,614

         All nominees were elected.

         Herschel M. Bloom and Ronald G. Bruno will continue in office until their terms expire in 2002. John F. Ward, Benjamin Russell, and Margaret Porter will continue in office until their terms expire in 2003.

b) The shareholders voted on approval of the Russell Corporation 2000 Non-employee Directors Compensation Plan. The results of the vote are as follows:

                      For                   Against            Abstain
                   ----------              ---------           -------
                   19,168,896              9,336,264           130,997

         The Plan was approved.

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         Exhibit 10.1 - Russell Corporation Severance Pay Plan for Grades 1-18

         Exhibit 10.2 - Russell Corporation Severance Pay Plan for Grade 19 and Above

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   RUSSELL CORPORATION
                                   ---------------------------------------------
                                                       (Registrant)



Date May 15, 2001                         /s/ Robert D. Martin
      ------------                 ---------------------------------------------
                                   Robert D. Martin
                                       Senior Vice President, and
                                       Chief Financial Officer


Date May 15, 2001                         /s/ Larry E. Workman
      ------------                 ---------------------------------------------
                                   Larry E. Workman, Controller
                                       (Principal Accounting Officer)