Form 10-Q
period 2001-07-01
RUSSELL CORP
filed 2001-08-15
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended July 1, 2001                Commission file number 0-1790


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


             Class                                          Outstanding at August 6, 2001

Common Stock, Par Value $.01 Per Share                              31,961,003 shares
                                                                   (Excludes Treasury)

                              RUSSELL CORPORATION
                                     INDEX


                                                                                            Page No.
                                                                                            --------
Part I.  Financial Information:

         Item 1.  Financial Statements

                  Consolidated Condensed Balance Sheets --
                     July 1, 2001 and December 30, 2000                                        2
                  Consolidated Condensed Statements of Operations --
                     Thirteen Weeks Ended July 1, 2001 and July 2, 2000                        3
                     Twenty-six Weeks Ended July 1, 2001 and July 2, 2000                      4
                  Consolidated Condensed Statements of Cash Flows --
                     Twenty-six   Weeks Ended July 1, 2001 and July 2, 2000                    5

                  Notes to Consolidated Condensed Financial Statements                         6

         Item 2.  Management's Discussion and Analysis of Results of Operations and
                  Financial Condition                                                          14

         Item 3.  Quantitative and Qualitative Disclosure about Market Risk                    18

Part II. Other Information:

         Item 1.  Legal Proceedings                                                            18

         Item 6.  Exhibits and Reports on Form 8-K                                             18

                         PART I - FINANCIAL INFORMATION
                              RUSSELL CORPORATION
                     Consolidated Condensed Balance Sheets
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)


                                                                   July 1,             December 30,
                                                                     2001                 2000
                                                                  -----------          ------------
      ASSETS                                                      (Unaudited)            (Note 1)
Current assets:
      Cash                                                        $    12,845           $     4,193
      Accounts receivable, net                                        190,881               198,610
      Inventories - Note 2                                            482,379               406,446
      Prepaid expenses and other current assets                        40,932                30,892
                                                                  -----------           -----------

               Total current assets                                   727,037               640,141

Property, plant & equipment                                         1,111,536             1,213,722
      Less accumulated depreciation                                  (681,083)             (760,714)
                                                                  -----------           -----------
                                                                      430,453               453,008

Other assets                                                           58,544                60,011
                                                                  -----------           -----------

               Total assets                                       $ 1,216,034           $ 1,153,160
                                                                  ===========           ===========

      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable and accrued expenses                       $   130,190           $   129,456
      Current maturities of long-term debt - Note 9                   506,033                39,271
                                                                  -----------           -----------

               Total current liabilities                              636,223               168,727

Long-term debt, less current maturities                                    --               384,211

Deferred liabilities                                                   74,487                74,282

Shareholders' equity:
      Common stock, par value $.01 per share; authorized
         150,000,000 shares, issued 41,419,958 shares                     414                   414
      Paid-in capital                                                  46,279                47,104
      Retained earnings                                               698,174               716,460
      Treasury stock, at cost (9,469,055 shares at
           7/1/01 and 9,524,424 shares at 12/30/00)                  (224,789)             (226,470)
      Accumulated other comprehensive loss                            (14,754)              (11,568)
                                                                  -----------           -----------
               Total shareholders' equity                             505,324               525,940
                                                                  -----------           -----------

               Total liabilities & shareholders' equity           $ 1,216,034           $ 1,153,160
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

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)


                                                                          13 Weeks Ended
                                                                 ----------------------------------
                                                                    July 1,               July 2,
                                                                     2001                  2000
                                                                 ------------           -----------

Net sales                                                        $    251,874           $   282,462
Costs and expenses:
           Cost of goods sold                                         198,192               209,216
           Selling, general and administrative expenses                51,238                55,861
           Interest expense                                             8,017                 8,476
           Other-net                                                   13,113                 4,241
                                                                 ------------           -----------
                                                                      270,560               277,794
                                                                 ------------           -----------

Income (loss) before income taxes                                     (18,686)                4,668

Provision (benefit) for income taxes                                   (7,101)                2,196
                                                                 ------------           -----------

           Net (loss) income                                     $    (11,585)          $     2,472
                                                                 ============           ===========

Weighted-average common shares outstanding:
           Basic                                                   31,934,823            32,523,764
           Diluted                                                 31,934,823            33,052,135

Net (loss) income per common share:
           Basic                                                 $      (0.36)          $      0.08
           Diluted                                                      (0.36)                 0.07

Cash dividends per common share                                  $       0.14           $      0.14


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                Consolidated Condensed Statements of Operations
           (Dollars in Thousands Except Shares and Per Share Amounts)
                                  (Unaudited)


                                                                                  26 Weeks Ended
                                                                       --------------------------------------
                                                                          July 1,                July 2,
                                                                            2001                   2000
                                                                       ---------------        ---------------

Net sales                                                                   $ 490,590              $ 534,444
Costs and expenses:
           Cost of goods sold                                                 371,852                396,513
           Selling, general and administrative expenses                       104,278                110,037
           Interest expense                                                    15,465                 15,353
           Other - net                                                         14,071                  7,053
                                                                       ---------------        ---------------
                                                                              505,666                528,956
                                                                       ---------------        ---------------

Income (loss) before income taxes                                             (15,076)                 5,488

Provision (benefit) for income taxes                                           (5,729)                 2,550
                                                                       ---------------        ---------------

           Net (loss) income                                                 $ (9,347)               $ 2,938
                                                                       ===============        ===============

Weighted-average common shares outstanding:
           Basic                                                           31,920,104             32,595,360
           Diluted                                                         31,920,104             32,867,697

Net income (loss) per common share:
           Basic                                                              $ (0.29)                $ 0.09
           Diluted                                                              (0.29)                  0.09

Cash dividends per common share                                                $ 0.28                 $ 0.28


See accompanying notes to consolidated condensed financial statements.

                Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                                  26 Weeks Ended
                                                                            ---------------------------
                                                                             July 1,            July 2,
                                                                              2001               2000
                                                                            --------           --------
Operating Activities:
       Net (loss) income                                                    $ (9,347)          $  2,938
       Adjustments to reconcile net (loss) income to
             cash used in operating activities:
                   Depreciation and amortization                              26,002             27,776
                   Deferred income tax benefit                                (4,305)                --
                   Loss on sale of property, plant & equipment                    28              4,320
                   Non-cash restructuring, asset impairment and
                         other unusual charges                                18,753              2,060
                   Foreign currency transaction (gain) loss                   (1,417)               684
                   Changes in operating assets and liabilities:
                         Accounts receivable                                   6,532             (7,907)
                         Inventories                                         (82,453)           (51,319)
                         Prepaid expenses and other current assets           (12,047)            (4,356)
                         Other assets                                         (3,702)             2,891
                         Accounts payable and accrued expenses                 7,186              1,488
                         Pension and other deferred liabilities                3,475               (208)
                                                                            --------           --------

       Net cash used in operating activities                                 (51,295)           (21,633)

Investing Activities:
       Purchases of property, plant & equipment                              (24,706)           (32,231)
       Cash paid for acquisitions                                                 --            (23,450)
       Proceeds from the sale of property, plant & equipment                   7,589              1,924
                                                                            --------           --------

       Net cash used in investing activities                                 (17,117)           (53,757)


Financing Activities:
       Borrowings on credit facility - net                                    89,029             96,441
       Payments on notes payable                                              (5,350)            (5,350)
       Dividends on common stock                                              (8,939)            (9,141)
       Cost of common stock for treasury                                          --             (4,636)
       Distribution of treasury stock                                            856                 --
                                                                            --------           --------
       Net cash provided by financing activities                              75,596             77,314

Effect of exchange rate changes on cash                                        1,468               (885)
                                                                            --------           --------
       Net increase in cash                                                    8,652              1,039

Cash balance at beginning of period                                            4,193              9,123
                                                                            --------           --------
Cash balance at end of period                                               $ 12,845           $ 10,162
                                                                            ========           ========


See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements


1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of July 1, 2001, and the results of its operations for the thirteen and twenty-six week periods ended July 1, 2001 and July 2, 2000, and its cash flows for the twenty-six week period ended July 1, 2001 and July 2, 2000.

         The balance sheet at December 30, 2000 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 30, 2000.

         Certain prior year amounts have been reclassified to conform to the fiscal year 2001 presentation. These changes had no impact on previously reported results of operations or shareholders' equity.

         The Company's revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and twenty-six week periods ended July 1, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       The components of inventories consist of the following: (in thousands)


                                       7/1/01               12/30/00             7/2/00
                                      ---------             --------            ---------

Finished goods                        $ 378,904             $293,587            $ 317,914
Work in process                          71,040               69,568               89,156
Raw materials and supplies               37,530               41,718               40,202
                                      ---------             --------            ---------
                                        487,474              404,873              447,272

LIFO and lower-of-cost or
  market adjustments, net                (5,095)               1,573               (4,956)
                                      ---------             --------            ---------
                                      $ 482,379             $406,446            $ 442,316
                                      =========             ========            =========


3. On July 22, 1998, the Company announced the Board of Directors had approved a three-year restructuring and reorganization plan to improve the Company's global competitiveness. The results of operations for the interim periods presented herein reflect one-time and other unusual charges associated with the plan in accordance with accounting principles generally accepted in the United States. Consequently, the results of operations for the thirteen and twenty-six week periods ended July 1, 2001 and July 2, 2000 are not necessarily indicative of the results to be expected on an ongoing recurring basis when the restructuring and reorganization plan is completed.

The charges reflected in the consolidated condensed statements of operations are as follows: (in thousands)


                                                            13 Weeks Ended                 26 Weeks Ended
                                                          7/1/01        7/2/00         7/1/01         7/2/00
                                                         -------        -------        -------        -------
Restructuring charges:
      Employee termination charges                       $ 6,422        $ 2,860        $ 6,422        $ 8,265
      Exit cost related to facilities                      2,178          1,226          3,326          2,347
                                                         -------        -------        -------        -------
                                                           8,600          4,086          9,748         10,612
                                                         -------        -------        -------        -------

Asset impairment charges:
      Impairment of facilities used in operations             --          1,668             --          1,668
      Impairment of facilities and equipment
          held for disposal                               11,014          1,265         11,774          2,777
                                                         -------        -------        -------        -------
                                                          11,014          2,933         11,774          4,445
                                                         -------        -------        -------        -------

Other unusual charges                                      6,963          1,178          7,777          2,488
                                                         -------        -------        -------        -------

Totals before taxes                                      $26,577        $ 8,197        $29,299        $17,545
                                                         =======        =======        =======        =======

Totals after taxes                                       $16,478        $ 4,919        $18,165        $10,527
                                                         =======        =======        =======        =======


These charges have been classified in the consolidated condensed statements of operations as follows: (in thousands)


                                                        13 Weeks Ended                26 Weeks Ended
                                                    7/1/01         7/2/00         7/1/01         7/2/00
                                                    -------        -------        -------        -------

Cost of goods sold                                  $11,993        $ 3,600        $12,033        $ 9,260
Selling, general and administrative expenses            479          1,109          1,159          1,631
Other, net                                           14,105          3,488         16,107          6,654
                                                    -------        -------        -------        -------
                                                    $26,577        $ 8,197        $29,299        $17,545
                                                    =======        =======        =======        =======


Charges recorded by segments were recorded as follows: (in thousands)


                                      13 Weeks Ended                  26 Weeks Ended
                                  7/1/01          7/2/00          7/1/01           7/2/00
                                 --------         -------        --------         -------
Restructuring charges:
      Activewear                 $  7,081         $ 4,086        $  7,948         $ 9,547
      International                 1,519              --           1,800           1,065
      All Other                        --              --              --              --
                                 --------         -------        --------         -------
                                 $  8,600         $ 4,086        $  9,748         $10,612
                                 ========         =======        ========         =======

Asset impairment charges:
      Activewear                 $ 12,367         $ 2,933        $ 13,127         $ 4,445
      International                (1,353)             --          (1,353)             --
      All Other                        --              --              --              --
                                 --------         -------        --------         -------
                                 $ 11,014         $ 2,933        $ 11,774         $ 4,445
                                 ========         =======        ========         =======

Other unusual charges:
      Activewear                 $  6,963         $ 1,178        $  7,777         $ 2,488
      International                    --              --              --              --
      All Other                        --              --              --              --
                                 --------         -------        --------         -------
                                 $  6,963         $ 1,178        $  7,777         $ 2,488
                                 ========         =======        ========         =======

         A summary of the activity related to the restructuring, asset impairment and other unusual charges is as follows: (in thousands)

         Cash related:

                                                 Liability at         Expense           Amount         Liability at
                                                  30-Dec-00          Incurred            Paid            1-Jul-01
                                                 ------------        --------          --------        ------------
         Exit costs related to facilities          $     --          $  3,326          $  3,326          $     --
         Employee termination charges                 3,320             4,921             1,664             6,577
         Other                                        2,406             2,299             2,927             1,778
                                                   --------          --------          --------          --------

                                                   $  5,726            10,546          $  7,917          $  8,355
                                                   ========                            ========          ========

Non-cash related:

Impairment charges and other non-cash charges                          18,753
                                                                     --------

    Total charges                                                    $ 29,299
                                                                     ========



         During the second quarter 2001, the Company announced the closing of two domestic sewing plants, one textile operation and one yarn manufacturing facility. In connection with these closings, approximately 770 employees were terminated during the quarter. Asset impairment charges of $11.0 million and employee severance and related costs of $6.4 million were recognized in the second quarter related to these plant closings. The Company also incurred approximately $2.2 million in ongoing maintenance cost related to facilities that have been closed in prior periods in connection with prior restructuring activities. At July 1, 2001, the carrying value of idle facilities that are held for sale amounts to $23.2 million. These facilities are included in property, plant and equipment at their estimated fair values less disposal costs.

         In July 2001, the Company announced changes that will affect the Cross Creek brand business. The Company plans to discontinue direct marketing of the Cross Creek brand through the golf and retail channel and will instead pursue a third party licensing strategy for this channel. The Company will continue to market the Cross Creek brand through the artwear channel, which is the brand's principal channel of distribution. In addition, the Company will consolidate the remaining Cross Creek textile operations into the current dyeing and finishing plant in Mt. Airy, North Carolina. The continuing Cross Creek artwear business will be consolidated within the other activewear segment businesses based in Atlanta. The second quarter results reflect charges of $9.0 million related to Cross Creek. Approximately 285 people will be terminated in connection with these restructuring activities. The costs associated with these terminations and other aspects of the Cross Creek restructuring plan will be recognized during third quarter as elements of the restructuring plan are implemented.

         The Company also announced the signing of a letter of intent with Frontier Spinning Mills, Inc. of North Carolina to modernize and improve the competitiveness of the Company's yarn operations. The letter of intent contemplates the transfer of certain spinning assets and employees to a joint venture that will supply substantially all of the Company's yarn needs. The Company's spinning facilities will continue to operate as a part of Russell until the agreement with Frontier is finalized. Asset impairment charges and other costs associated with the sale or transfer of assets to the joint venture will be recognized when the joint venture agreement is finalized.

4. The Company is a co-defendant in Locke, et al. v. Russell Corporation, et al., in Jefferson County, Alabama. Fifteen families are plaintiffs in this case, and the other defendant is Avondale Mills, Inc. The claims asserted in the complaint are for trespass and nuisance relating to property owned by the plaintiffs on Lake Martin in a subdivision of Alexander City, Alabama. The plaintiffs in this case do not specify the amount of damages they are seeking. The claims and allegations in this case are virtually identical to those in Sullivan, et al. v. Russell Corporation, et al., a case previously pending in Jefferson County, Alabama, which was resolved through judgement being rendered in Russell's favor by the Supreme Court of Alabama. The Company plans to vigorously defend this suit.

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

5. Earnings per share calculated in accordance with SFAS 128, Earnings Per Share, are as follows: (in thousands except shares and per share amounts)

                                                                13 Weeks Ended                     26 Weeks Ended
                                                        ------------------------------     ------------------------------
                                                           7/1/01            7/2/00           7/1/01            7/2/00
                                                        ------------      ------------     ------------      ------------
         Net (loss) income                              $    (11,585)     $      2,472     $     (9,347)     $      2,938
                                                        ============      ============     ============      ============

         Basic Calculation:

         Weighted-average common shares outstanding       31,934,823        32,523,764       31,920,104        32,595,360
                                                        ============      ============     ============      ============

         Net (loss) income per common share-basic       $      (0.36)     $       0.08     $      (0.29)     $       0.09
                                                        ============      ============     ============      ============

         Diluted Calculation:

         Weighted-average common shares outstanding       31,934,823        32,523,764       31,920,104        32,595,360

         Net common shares issuable
              on exercise of dilutive stock options               --           528,371               --           272,337
                                                        ------------      ------------     ------------      ------------

                                                          31,934,823        33,052,135       31,920,104        32,867,697
                                                        ============      ============     ============      ============

         Net (loss) income per common share-diluted     $      (0.36)     $       0.07     $      (0.29)     $       0.09
                                                        ============      ============     ============      ============

6. For the periods ended July 1, 2001 and July 2, 2000, accumulated other comprehensive loss as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments and adjustments related to hedging and derivatives, including interest rate swap agreements, cotton futures contracts and foreign currency forward contracts. The components of comprehensive income, net of tax, for these periods were as follows: (In thousands)

                                                          13 Weeks Ended              26 Weeks Ended
                                                      ----------------------      ----------------------
                                                       7/1/01        7/2/00        7/1/01        7/2/00
                                                      --------      --------      --------      --------
         Net (loss) income                            $(11,585)     $  2,472      $ (9,347)     $  2,938
         Foreign currency translation gain (loss)          691        (3,874)       (1,038)       (4,673)
         Change in unrealized value of derivative
            instruments                                   (519)           --        (1,570)           --
         Cumulative affect adjustment (SFAS 133)            --            --          (578)           --
                                                      --------      --------      --------      --------
         Comprehensive loss                           $(11,413)     $ (1,402)     $(12,533)     $ (1,735)
                                                      ========      ========      ========      ========

7. Russell Corporation has two reportable segments: activewear and international operations. The Company's activewear segment consists of three strategic business units that sell the following products to sporting goods dealers, department and specialty stores, mass merchants, wholesale clubs, college bookstores, screen printers, distributors, and mail order catalogs: T-shirts, fleece products (such as sweatshirts and pants), athletic uniforms and knit shirts. The international strategic business distributes activewear products to international locations in approximately 40 countries. Other segments that do not meet the quantitative thresholds for determining reportable segments sell fabrics to other apparel manufacturers, and manufacture and sell socks to mass merchants. These are included in the "All Other" data presented herein.

         The Company evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes, restructuring, reorganization and other unusual charges (Segment EBIT). The accounting policies of the reportable segments are the same as those described in Note One to the Company's consolidated financial statements in its Annual Report on Form 10-K for the year ended December 30, 2000, except that inventories are valued at standard cost at the segment level, whereas a substantial portion of inventories are valued on a Last-In, First-Out (LIFO) basis in the consolidated financial statements. Intersegment transfers are recorded at the Company's cost; there is no intercompany profit or loss on intersegment transfers.

                                                                13 Weeks ended July 1, 2001
                                                                      (In thousands)
                                         Activewear        International           All Other             Total
                                         ----------        -------------          ----------          ----------
         Net sales                       $  202,131          $   19,502           $   30,241          $  251,874
         Depreciation and
           amortization expense              12,444                 153                  928              13,525
         Segment EBIT                        15,554                 410                4,063              20,027
         Total assets                     1,057,471              73,512               85,051           1,216,034

                                                                13 Weeks ended July 2, 2000
                                                                      (In thousands)
                                         Activewear        International           All Other             Total
                                         ----------        -------------          ----------          ----------
         Net sales                       $  215,472          $   27,058           $   39,932          $  282,462
         Depreciation and
           amortization expense              11,787                 591                1,067              13,445
         Segment EBIT (loss)                 23,365              (2,959)               6,692              27,098
         Total assets                     1,025,205             117,372               87,303           1,229,880

                                                                26 Weeks ended July 1, 2001
                                                                      (In thousands)
                                         Activewear        International           All Other             Total
                                         ----------        -------------          ----------          ----------
         Net Sales                       $  396,674          $   38,160           $   55,756          $  490,590
         Depreciation and
           amortization expense              23,894                 253                1,855              26,002
         Segment EBIT                        32,148                 873                7,377              40,398
         Total assets                     1,057,471              73,512               85,051           1,216,034

                                                                26 Weeks ended July 2, 2000
                                                                      (In thousands)
                                         Activewear        International           All Other             Total
                                         ----------        -------------          ----------          ----------
         Net Sales                       $  412,216          $   55,493           $   66,735          $  534,444
         Depreciation and
           amortization expense              23,446               1,202                2,133              26,781
         Segment EBIT (loss)                 43,817              (5,327)              11,788              50,278
         Total assets                     1,025,205             117,372               87,303           1,229,880

         A reconciliation of combined segment EBIT to consolidated income before income taxes is as follows: (in thousands)

                                                                        13 Weeks Ended                        26 Weeks Ended
                                                                 ---------------------------           ---------------------------
                                                                  7/1/01             7/2/00             7/1/01             7/2/00
                                                                 --------           --------           --------           --------
         Total segment EBIT                                      $ 20,027           $ 27,098           $ 40,398           $ 50,278
         Restructuring, asset impairment, and
             other unusual charges                                (26,577)            (8,197)           (29,299)           (17,545)
         Unallocated amounts:
             Corporate expenses                                    (4,119)            (5,757)           (10,710)           (11,892)
             Interest expenses                                     (8,017)            (8,476)           (15,465)           (15,353)
                                                                 --------           --------           --------           --------

         Consolidated (loss) income before income taxes          $(18,686)          $  4,668           $(15,076)          $  5,488
                                                                 ========           ========           ========           ========

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

         Interest rate swap agreement-To manage interest rate risk, the Company has entered into an interest rate swap that effectively fixes the interest payments of a certain floating rate debt instrument. The interest rate swap agreement is accounted for as a cash flow hedge that was set up so that the cash flows from the interest rate swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the debt. The interest rate swap qualifies for the "short-cut" method as defined in Statement 133. The transition adjustment to record the fair value of the interest rate swap was a loss of $557,000 ($345,000 net of taxes) with an offsetting entry to Accumulated Other Comprehensive Loss. There has been no amount reclassified from Accumulated Other Comprehensive Loss to net earnings during the year ended July 1, 2001. The fair value of the swap decreased by $379,000 year-to-date, causing Accumulated Other Comprehensive Loss to decrease to $1,168,000 ($724,000 net of taxes).

         Foreign currency forward contracts- The Company generates international revenues and expenses from its activities in various parts of the world and, as a result, is exposed to movement in foreign currency exchange rates. As of July 1, 2001, the Company had entered into foreign exchange forward contracts through December 2001 to reduce the effect of fluctuating foreign currencies on anticipated purchases of inventory and sale of goods denominated in currencies other than the functional currencies of international subsidiaries. Gains and losses on the derivatives are intended to offset gains and losses on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The foreign exchange forward contracts are primarily accounted for as cash flow hedges. The principal currencies hedged by the Company include the US Dollar, European EURO, Mexican peso and British pound sterling. There was no transition adjustment recorded upon adoption of FAS 133, as there were no significant foreign currency forward contracts impacted by the statement. The fair value of all forward contracts, as of July 1, 2001, is $377,000 ($234,000 net of taxes). The Company anticipates that approximately $377,000 ($234,000 net of taxes) will be reclassed to net earnings during the next twelve months when the anticipated transactions occur. The change in fair value of the forward contracts increased net assets and Accumulated Other Comprehensive Income by $567,000 ($352,000 net of taxes) year-to-date. The gains reclassified into net earnings year-to-date were $190,000 ($118,000 net of taxes).

         The Company also was a party to foreign exchange forward contracts during the first quarter that did not qualify for hedge accounting under Statement 133. The Company recorded these contracts at fair value with the related changes in fair value, which amounted to a gain of $903,000 ($560,000 net of taxes) reported in income in the first quarter 2001.

         Futures contracts- Raw materials used by the Company are subject to price volatility caused by weather, supply conditions and other unpredictable factors. The Company has entered into futures contracts through December 2001 and beyond to hedge commodity (primarily cotton) price risk on anticipated purchases. The futures contracts are accounted for as cash flow hedges. The transition adjustment to record the fair value of the futures contracts on the Company's Consolidated Condensed Balance Sheets was a loss of $376,000 ($233,000 net of taxes) with an offsetting entry to Accumulated Other Comprehensive Loss. The Company reclassifies gains and losses on futures contracts designated as cash flow hedges from Accumulated Other Comprehensive Loss in the period during which the hedged item affects earnings. The change in fair value of the commodity futures contracts decreased net assets and increased Accumulated Other Comprehensive Loss by $2,234,000 (net of taxes) year-to-date. Losses reclassified to current earnings during the thirteen and twenty-six week periods ended July 1, 2001 amounted to $152,000 and $810,000 (net of taxes), respectively. The Company anticipates that the unrealized loss of $1,657,000 (after tax) recorded in Accumulated Other Comprehensive Loss as of July 1, 2001 will be reclassified into net income during the next twelve months.

9. Recording charges during the second quarter of 2001 associated with the expansion of the Company's ongoing restructuring plan caused the Company's ratio of long-term debt to total capitalization to exceed the ratio permitted under the Company's principal long-term debt agreements as of July 1, 2001. The Company obtained agreements from the parties to the affected debt agreements to waive compliance with the applicable covenants until September 17, 2001.

         Concurrently with obtaining the waivers, the Company reached agreement with certain of the bank group lenders under the Company's revolving credit facility to loan the Company an additional $75 million in seasonal bridge financing in order to finance peak working capital requirements which traditionally occur during the bridge loan period. This bridge financing is due October 31, 2001. This loan is secured by a pledge of substantially all of the Company's domestic accounts receivable. As part of obtaining this financing, the Company also obtained waivers or amendments under its outstanding debt agreement of various other covenants relating to, among other things, limitations on the amount of the Company's outstanding debt and its debt service coverage ratios and certain inter-company transactions. Such waivers are also effective through September 17, 2001. The Company will apply the proceeds from any asset sales out of the ordinary course of business and certain capital raising transactions in excess of certain amounts to repay the bridge loan.

         The Company agreed with such lenders to increase the interest rates on its outstanding debt and to include additional covenants in the agreements with respect to its outstanding debt requiring that any more restrictive covenants for the benefit of the holders of any outstanding debt (whether currently existing debt or debt incurred in the future) be included in such agreements and that such lenders be accorded equal treatment with respect to any additional security or mandatory prepayment provided for the benefit of any other debt instrument. The Company also agreed to secure most of its outstanding debt by a pledge of substantially all of its assets to secure such debt by September 17, 2001 (or, with respect to certain of such debt which will require shareholder action in order for the Company to be able to secure such debt, by December 31, 2001, provided that the Company meets certain deadlines with respect to seeking such shareholder approval prior to such date). In addition, during the term of this bridge loan, the Company has agreed that dividends paid on its common stock will not exceed the per share rate currently in effect.

         The Company is negotiating with its lenders to further amend the covenants in its principal long-term debt agreements to reflect the effect of the additional restructuring charges on the Company's future operating results and financial condition. The Company anticipates completing these negotiations and effecting the required pledge of assets prior to September 17, 2001. However, because the current waiver agreements do not extend beyond the next 12 months, the Company has classified its principal debt facilities as current liabilities in the accompanying Consolidated Condensed Balance Sheets as of July 1, 2001.

10.      Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 eliminates amortization of goodwill, and requires an impairment-only model to recording the value of goodwill. SFAS No. 142 requires that impairment be tested at least annually at the reporting unit level, using a two-step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount. Purchase intangibles with indefinite economic lives would be tested for impairment annually using a lower of cost or fair value approach. Other intangibles will continue to be amortized over their useful lives and reviewed for impairment in accordance with SFAS No. 121, Accounting for the Impairment of Long-lived Assets and Long-lived Assets to be Disposed of. The provisions of the statement will be effective for fiscal years beginning after December 15, 2001. Upon adoption, goodwill related to acquisitions completed before the date of adoption would be subject to the provisions of the statement. Amortization of the remaining book value of goodwill would cease and the new impairment-only approach would apply. A transitional impairment test of all goodwill is required to be completed within six months of adopting SFAS No. 142. Any impairment charge resulting from the transitional impairment test will be recognized as a cumulative effect of a change in accounting principle. Impairment charges thereafter would be reported in operating income. The Company plans to adopt SFAS No. 142 in the first quarter of 2002 and is unable to reasonably estimate the effect of adoption on its financial position or results of operations at this time.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Thirteen weeks ended July 1, 2001 compared to July 2, 2000

NET SALES. Net sales decreased 10.8%, or $30,588,000, to $251,874,000 for second quarter 2001 from $282,462,000 during the comparable prior year period. The overall net decrease consisted of a 6.2% decline, or $13,341,000 within the Company's Activewear segment; a 27.9% decline, or $7,556,000 within the Company's International segment; and a 24.3% decline, or $9,691,000, for all other. Overall dozens shipped within the Activewear segment were down approximately 10% over the comparable prior year period. Favorable product mix changes within the Activewear segment offset the negative impact of lower selling prices within certain categories. Of the decline in the International segment sales, approximately $2,700,000 was related to the restructuring of certain product lines in Europe during the second half of fiscal year 2000. The decrease in net sales for all other was attributable to a decline in fabric sales to other manufacturers and a decrease in sock sales.

GROSS MARGIN %. The Company's overall gross margin percentage decreased to 21.3% for second quarter 2001 versus 25.9% in the comparable prior year period. Excluding the impact of restructuring, asset impairment, and other unusual charges ("special charges"), as described in Note 3 to the consolidated condensed financial statements, of $11,993,000 and $3,600,000 for 2001 and 2000, respectively, the overall gross margin percentage decreased to 26.1% for 2001 from 27.2% for 2000. Gross margins were negatively impacted by the overall net decrease in sales mentioned above, which includes price reductions; higher cotton and energy costs; and product improvements. However, gross margins continue to be positively impacted by the Company's on-going efforts in improving and streamlining its manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A as a percent of net sales increased to 20.3% for second quarter 2001 versus 19.8% in the comparable prior year period. Excluding the impact of special charges of $479,000 and $1,109,000 for 2001 and 2000, respectively, SG&A as a percent of net sales increased to 20.2% for 2001 from 19.4% for 2000.

EARNINGS BEFORE INTEREST AND TAXES (EBIT). The Company's overall EBIT as a percent of net sales decreased to 6.3% for second quarter 2001 from 7.6% in the comparable prior year period when calculated exclusive of special charges of $26,577,000 and $8,197,000 for 2001 and 2000, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 7.7% for second quarter 2001 down from 10.8% for second quarter 2000. This decline is attributed to the overall net decreased sales, which includes price reductions; higher cotton and energy costs; and product improvements mentioned above. The International segment EBIT, exclusive of special charges, as a percent of net sales increased to 2.1% for second quarter 2001 up from a negative 10.9% for second quarter 2000. The improvement within the International segment was due to the elimination of losses during fiscal 2000 related to the sales elimination mentioned above from the restructuring of certain product lines in Europe during the second half of fiscal year 2000. In addition, product costs within the International segment were lower due to the closure of manufacturing facilities in Scotland during fiscal 2000 and the increased use of third party suppliers. The all other EBIT, exclusive of special charges, as a percent of net sales decreased to 13.4% for second quarter 2001 down from 16.8% for second quarter 2000 and is primarily due to the net sales decrease mentioned above.

Twenty-six weeks ended July 1, 2001 compared to July 2, 2000

NET SALES. Net sales decreased 8.2%, or $43,854,000, to $490,590,000 for the twenty-six weeks ended July 1, 2001 from $534,444,000 during the comparable prior year period. The overall net decrease consisted of a 3.8% decline, or $15,542,000 within the Company's Activewear segment; a 31.2% decline, or $17,333,000 within the Company's International segment; and a 16.5% decline, or $10,979,000, for all other. Overall dozens shipped within the Activewear segment were down approximately 6% over the comparable prior year period. Favorable product mix changes within the Activewear segment offset the negative impact of lower selling prices within certain categories. Of the decline in the International segment sales, approximately $9,200,000 was related to the restructuring of certain product lines in Europe during the second half of fiscal year 2000. The decrease in net sales for all other was attributable to a decline in fabric sales to other manufacturers and a decrease in sock sales.

GROSS MARGIN %. The Company's overall gross margin percentage decreased to 24.2% for the twenty-six weeks ended July 1, 2001 versus 25.8% in the comparable prior year period. Excluding the impact of special charges of $12,033,000 and $9,260,000 for 2001 and 2000, respectively, the overall gross margin percentage decreased to 26.7% for 2001 from 27.5% for 2000. Gross margins were negatively impacted by the overall net decrease in sales mentioned above, which includes price reductions; higher cotton and energy costs; and product improvements. However, gross margins continue to be positively impacted by the Company's on-going efforts in improving and streamlining its manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A as a percent of net sales increased to 21.3% for the twenty-six weeks ended July 1, 2001 versus 20.6% in the comparable prior year period. Excluding the impact of special charges of $1,159,000 and $1,631,000 for 2001 and 2000, respectively, SG&A as a percent of net sales increased to 21.0% for 2001 from 20.3% for 2000.

EARNINGS BEFORE INTEREST AND TAXES (EBIT). The Company's overall EBIT as a percent of net sales decreased to 6.1% for the twenty-six weeks ended July 1, 2001 from 7.2% in the comparable prior year period when calculated exclusive of special charges of $29,299,000 and $17,545,000 for 2001 and 2000, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 8.1% for the twenty-six weeks ended July 1, 2001 down from 10.6% in the comparable prior year period. This decline is attributed to the overall net decreased sales, which includes price reductions; higher cotton and energy costs; and product improvements mentioned above. The International segment EBIT, exclusive of special charges, as a percent of net sales increased to 2.3% for the twenty-six weeks ended July 1, 2001 up from a negative 9.6% in the comparable prior year period. The improvement within the International segment was due to the elimination of losses during fiscal 2000 related to the sales elimination mentioned above from the restructuring of certain product lines in Europe during the second half of fiscal year 2000. In addition, product costs within the International segment were lower due to the closure of manufacturing facilities in Scotland during fiscal 2000 and the increased use of third party suppliers. The International segment also experienced gains related to the closeout of certain foreign currency forward contracts during the first quarter ended April 1, 2001. The all other EBIT, exclusive of special charges, as a percent of net sales decreased to 13.2% for the twenty-six weeks ended July 1, 2001 down from 17.7% in the comparable prior year period and is primarily due to the net sales decrease mentioned above.

RESTRUCTURING ACTIVITIES

During the second quarter 2001, the Company announced the closing of two domestic sewing plants, one textile operation and one yarn manufacturing facility. In connection with these closings, approximately 770 employees were terminated during the quarter. Asset impairment charges of $11.0 million and employee severance and related costs of $6.4 million were recognized in the second quarter related to these plant closings. The Company also incurred approximately $2.2 million in ongoing maintenance cost related to facilities that have been closed in prior periods in connection with prior restructuring activities. Total restructuring, asset impairment and other unusual charges recognized in the second quarter amounted to $26.6 million ($16.5 million after tax).

On July 26, 2001 the Board of Directors announced the expansion of its restructuring plans to further improve the Company's global competitiveness. Management expects to incur additional restructuring charges related to the revised restructuring plan in the range of $70 to $80 million after tax (including $11.4 million recorded in the second quarter). Activities to implement the plan are expected to be substantially completed in the current fiscal year. When fully implemented, these actions are expected to reduce ongoing costs in excess of $20 million annually. With the expansion of these plans, the total costs of the Company's restructuring plans since its inception in mid-1998 is estimated to be in the $220 to $230 million range, after-tax.

The elements of the additional restructuring include aligning the organization by distribution channels to provide stronger focus on customer service, supply chain management and cost-effective operations.

As part of this reorganization, the current Cross Creek Apparel artwear business headquartered in Mt. Airy, North Carolina, will be combined with the artwear business headquartered in Atlanta. The Cross Creek private label business and textile operations will remain in Mt. Airy. During the second quarter, the Company also announced that it intends to license the Cross Creek brand to the golf and retail channels of distribution. The Company will continue to sell the Cross Creek brand through the artwear channel, which is the brand's principal channel of distribution. The expected impact to net sales of the Cross Creek reorganization will be approximately $20 million on an annual basis in the Activewear segment. However, elimination of these sales is not expected to have a significant impact on operating margins. Approximately 285 employees will be terminated in connection with these restructuring activities in the second half of the year. The costs associated with these terminations and other aspects of the Cross Creek restructuring plan, which are part of the range of additional costs described above, will be recognized during the third quarter as elements of the restructuring plan are implemented.

In July 2001 the Company also announced plans to restructure its yarn spinning operations. The Company has signed a letter of intent with Frontier Spinning Mills, Inc. of Sanford, North Carolina, to create a joint venture that will supply substantially all of the Company's yarn needs. The letter of intent contemplates the transfer of certain spinning assets and employees to the joint venture. It is anticipated that a final agreement will be reached by December 31, 2001. Asset impairment and other costs associated with the sale or transfer of assets to the joint venture are expected to be recognized when the joint venture is finalized. By entering into this joint venture, the Company expects to achieve efficiencies in yarn production resulting in a reduction in its yarn cost.

As indicated last quarter, the Company's European business has stabilized and is projected to be profitable in 2001. The Company announced the restructuring of its Russell Athletic(R) business in Europe during the third quarter of 2000. The Company has signed some license agreements for Russell Athletic(R) for Germany, Austria, and Switzerland.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's current ratio was 1.1 and 4.3 at July 1, 2001 and July 2, 2000, respectively. The significant decrease in the current ratio was primarily attributable to the reclassification of outstanding borrowings under the Company's principal debt facilities (see Note 9 to financial statements) in the second quarter 2001. Total debt to capitalization increased to 50.0% at July 1, 2001 versus 47.8% at July 2, 2000 reflecting the effects of the Company's ongoing restructuring activities and increased borrowings to fund a somewhat greater seasonal build up of inventories in the current fiscal year than in fiscal 2000.

         Required cash for operations and to fund purchases of property, plant and equipment and dividends was principally provided by borrowings under the Company's revolving credit facility during the period ended July 1, 2001.

         Recording charges during the second quarter of 2001 associated with the expansion of the Company's restructuring plan caused the Company's ratio of long-term debt to total capitalization to exceed the ratio permitted under the Company's principal long-term debt agreements as of July 1, 2001. The Company obtained agreements from the parties to the affected debt agreements to waive compliance with the applicable covenants until September 17, 2001.

         Concurrently with obtaining waivers, the Company reached agreement with certain of the bank group lenders under the Company's revolving credit facility to loan the Company an additional $75 million in seasonal bridge financing in order to finance peak working capital requirements which traditionally occur during the bridge loan period. The bridge financing is due October 31, 2001. This loan is secured by a pledge of substantially all of the Company's domestic accounts receivable. As part of obtaining this financing, the Company also obtained waivers or amendments under its outstanding debt agreement of various other covenants relating to, among other things, limitations on the amount of the Company's outstanding debt and its debt service coverage ratios and certain inter-company transactions. Such waivers are also effective through September 17, 2001. The Company will apply the proceeds from any asset sales out of the ordinary course of business and certain capital raising transactions in excess of certain amounts to repay the bridge loan.

         The Company agreed to increase the interest rates on its outstanding debt and to include additional covenants in the agreements with respect to its outstanding debt requiring that any more restrictive covenants for the benefit of the holders of any outstanding debt (whether currently existing debt or debt incurred in the future) be included in such agreements and that such lenders be accorded equal treatment with respect to any additional security or mandatory prepayment provided for the benefit of any other debt instrument. The Company also agreed to secure most of its outstanding debt by a pledge of substantially all of its assets to secure such debt by September 17, 2001 (or, with respect to certain of such debt which will require shareholder action in order for the Company to be able to secure such debt, by December 31, 2001, provided that the Company meets certain deadlines with respect to seeking such shareholder approval prior to such date). In addition, during the term of this bridge loan, the Company has agreed that dividends paid on its common stock will not exceed the per share rate currently in effect.

         The Company is negotiating with its lenders to further amend the covenants in its principal long-term debt agreements to reflect the effect of the additional restructuring charges on the Company's future operating results and financial condition. The Company anticipates completing these negotiations and effecting the required pledge of assets prior to September 17, 2001. However, because the current waiver agreements do not extend beyond the next 12 months, the Company has classified its principal debt facilities as current liabilities in the Consolidated Condensed Balance Sheet as of July 1, 2001. Although management fully expects that the agreements will be amended to provide for the continuation of the facilities on a long-term basis, there can be no assurance that the Company will be able to successfully complete such negotiations and security agreements by September 17, 2001, or in the alternative, obtain further extension of the waiver agreements. Because the recently announced additions to the Company's restructuring plan are intended to improve asset utilization and involve largely non-cash charges against operating income, the Company believes the additional restructuring charges will not prevent the Company from being able to comply with its obligations and covenants under its credit agreements in the future because management anticipates they will be revised and the Company will be able to continue meeting its other obligations on a current basis.

CONTINGENCIES

         For information concerning ongoing litigation of the Company, see Note 4 to the Consolidated Condensed Financial Statements.

FORWARD LOOKING INFORMATION

         This quarterly report on Form 10-Q, including management's discussion and analysis, contains certain statements that describe the Company's beliefs concerning future business conditions and prospects, growth opportunities and the outlook for the Company based upon information currently available. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates," "believes," "intends," "estimates," "expects," "projects" and similar phrases. These forward-looking statements are based upon assumptions the Company believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including among other matters, the ability of the Company to complete its additional restructuring program within the parameters outlined for such program, the ability of the Company to successfully negotiate amendments to its current debt agreements on appropriate terms, the ability to effect the restructuring within the projected timeframe in line with expected savings, significant competitive activity, including promotional and price competition, currency exchange rates, interest rates, wage increases, increases in raw material and energy costs, changes in customer demand for the Company's products, inherent risks in the market place associated with new products and new product lines, including uncertainties about trade and consumer acceptance and other risk factors listed from time to time in the Company's SEC reports and announcements. The Company assumes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

                  None

(b)      Reports on Form 8-K

                  None

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 RUSSELL CORPORATION
                                          -------------------------------------
                                                     (Registrant)



Date    8/15/01                                   /s/ Robert D. Martin
     ------------------------             -------------------------------------
                                          Robert D. Martin
                                              Senior Vice President, and
                                              Chief Financial Officer


Date    8/15/01                                   /s/ Larry E. Workman
     ------------------------             -------------------------------------
                                          Larry E. Workman, Controller
                                              (Principal Accounting Officer)