Form 10-Q
period 2001-09-30
RUSSELL CORP
filed 2001-11-14
CIK 85812

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

For the quarter ended September 30, 2001      Commission file number 0-1790



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


              Class                           Outstanding at November 9, 2001

Common Stock, Par Value $.01 Per Share              31,993,602 shares
                                                  (Excludes Treasury)

                               RUSSELL CORPORATION
                                      INDEX

                                                                                                       Page No.
                                                                                                       --------
Part I.  Financial Information:
   Item 1.  Financial Statements

           Consolidated Condensed Balance Sheets --
                September 30, 2001 and December 30, 2000                                                     2

           Consolidated Condensed Statements of Operations --
                Thirteen Weeks Ended September 30, 2001 and October 1, 2000                                  3
                Thirty-nine Weeks Ended September 30, 2001 and October 1, 2000                               4

           Consolidated Condensed Statements of Cash Flows --
                Thirty-nine Weeks Ended September 30, 2001 and October 1, 2000                               5

           Notes to Consolidated Condensed Financial Statements                                              6

   Item 2.  Management's Discussion and Analysis of Results of Operations and
            Financial Condition                                                                             14

   Item 3.  Quantitative and Qualitative Disclosure about Market Risk                                       18

Part II. Other Information:

   Item 1.  Legal Proceedings                                                                               18

   Item 6.  Exhibits and Reports on Form 8-K                                                                19

                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                                September 30,       December 30,
                                                                    2001                2000
                                                                -------------       ------------
  ASSETS                                                         (Unaudited)          (Note 1)
Current assets:
      Cash                                                       $     5,804         $     4,193
      Accounts receivable, net                                       258,432             198,610
      Inventories - Note 2                                           430,539             406,446
      Prepaid expenses & other current assets                         42,342              30,892
                                                                 -----------         -----------

                 Total current assets                                737,117             640,141

Property, plant & equipment                                        1,138,785           1,213,722
      Less accumulated depreciation                                 (758,827)           (760,714)
                                                                 -----------         -----------
                                                                     379,958             453,008

Other assets                                                          57,869              60,011
                                                                 -----------         -----------

                 Total assets                                    $ 1,174,944         $ 1,153,160
                                                                 ===========         ===========

      LIABILITIES & SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable & accrued expenses                        $   133,643         $   129,456
      Current maturities of long-term debt - Note 9                  498,868              39,271
                                                                 -----------         -----------

                 Total current liabilities                           632,511             168,727

Long-term debt, less current maturities                                   --             384,211

Deferred liabilities                                                  60,269              74,282

Shareholders' equity:
      Common stock, par value $.01 per share; authorized
         150,000,000 shares, issued 41,419,958 shares                    414                 414
      Paid-in capital                                                 46,140              47,104
      Retained earnings                                              678,315             716,460
      Treasury stock, at cost (9,436,972 shares at
           9/30/01 and 9,524,424 shares at 12/30/00)                (224,245)           (226,470)
      Accumulated other comprehensive loss                           (18,460)            (11,568)
                                                                 -----------         -----------
                 Total shareholders' equity                          482,164             525,940
                                                                 -----------         -----------

                 Total liabilities & shareholders' equity        $ 1,174,944         $ 1,153,160
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

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)


                                                                   13 Weeks Ended
                                                        ------------------------------------
                                                        September 30,           October 1,
                                                            2001                   2000
                                                        -------------           -----------
Net sales                                                $    348,790           $   356,909
Costs & expenses:
   Cost of goods sold                                         260,368               251,684
   Selling, general & administrative expenses                  59,974                60,066
   Interest expense                                             8,568                 8,953
   Other-net                                                   45,336                29,405
                                                         ------------           -----------
                                                              374,246               350,108
                                                         ------------           -----------

Income (loss) before income taxes                             (25,456)                6,801

Provision (benefit) for income taxes                          (10,073)                6,275
                                                         ------------           -----------

   Net (loss) income                                     $    (15,383)          $       526
                                                         ============           ===========

Weighted-average common shares outstanding:
   Basic                                                   31,968,257            32,487,210
   Diluted                                                 31,968,257            32,960,735

Net (loss) income per common share:
   Basic                                                 $      (0.48)          $      0.02
   Diluted                                                      (0.48)                 0.02

Cash dividends per common share                          $       0.14           $      0.14

See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
                 (Dollars in Thousands Except Per Share Amounts)
                                   (Unaudited)



                                                                       39 Weeks Ended
                                                               --------------------------------
                                                               September 30,        October 1,
                                                                   2001                2000
                                                               ------------         -----------
Net sales                                                      $    839,380         $   891,353
Costs & expenses:
           Cost of goods sold                                       632,220             648,197
           Selling, general & administrative expenses               164,252             170,103
           Interest expense                                          24,033              24,306
           Other - net                                               59,406              36,457
                                                               ------------         -----------
                                                                    879,911             879,063
                                                               ------------         -----------

Income (loss) before income taxes                                   (40,531)             12,290

Provision (benefit) for income taxes                                (15,802)              8,825
                                                               ------------         -----------

           Net (loss) income                                   $    (24,729)        $     3,465
                                                               ============         ===========

Weighted-average common shares outstanding:
           Basic                                                 31,936,285          32,560,361
           Diluted                                               31,936,285          32,899,760

Net (loss) income per common share:
           Basic                                               $      (0.77)        $      0.11
           Diluted                                                    (0.77)               0.11

Cash dividends per common share                                $       0.42         $      0.42

See accompanying notes to consolidated condensed financial statements.

                              RUSSELL CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                  (Unaudited)


                                                                              39 Weeks Ended
                                                                       -----------------------------
                                                                       September 30,     October 1,
                                                                           2001              2000
                                                                       -------------     ----------
Operating Activities:
        Net (loss) income                                                $(24,729)        $  3,465
        Adjustments to reconcile net (loss) income to
              cash used in operating activities:
                    Depreciation & amortization                            37,578           42,998
                    Deferred income tax benefit                           (19,509)              --
                    Loss on sale of property, plant & equipment                --              175
                    Non-cash restructuring, asset impairment &
                          other unusual charges                            59,772           32,275
                    Foreign currency transaction (gain) loss               (1,274)           1,540
                    Changes in operating assets & liabilities:
                          Accounts receivable                             (60,713)         (74,036)
                          Inventories                                     (30,894)         (27,092)
                          Prepaid expenses & other current assets         (14,830)          (3,776)
                          Other assets                                     (3,721)           6,916
                          Accounts payable & accrued expenses              10,311           11,223
                          Pension & other deferred liabilities              3,275           (4,524)
                                                                         --------         --------

        Net cash used in operating activities                             (44,734)         (10,836)

Investing Activities:
        Purchases of property, plant & equipment                          (28,518)         (42,706)
        Cash paid for acquisitions                                             --          (39,911)
        Proceeds from the sale of property, plant & equipment               9,524            4,504
                                                                         --------         --------

        Net cash used in investing activities                             (18,994)         (78,113)


Financing Activities:
        Borrowings on credit facility - net                                32,092           97,436
        Borrowings on short-term debt                                      77,829           31,675
        Payments on notes payable                                         (33,921)         (21,214)
        Dividends on common stock                                         (13,415)         (13,701)
        Cost of common stock for treasury                                      --           (4,649)
        Distribution of treasury stock                                      1,261              755
                                                                         --------         --------
        Net cash provided by financing activities                          63,846           90,302

Effect of exchange rate changes on cash                                     1,493           (1,762)
                                                                         --------         --------
        Net increase (decrease) in cash                                     1,611             (409)

Cash balance at beginning of period                                         4,193            9,123
                                                                         --------         --------
Cash balance at end of period                                            $  5,804         $  8,714
                                                                         ========         ========


See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements



1. The accompanying unaudited consolidated condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, the accompanying interim consolidated condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the financial position of the Company as of September 30, 2001, and the results of its operations for the thirteen and thirty-nine week periods ended September 30, 2001 and October 1, 2000, and its cash flows for the thirty-nine week periods ended September 30, 2001 and October 1, 2000.

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

     The Company's revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and thirty-nine week periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

2.       The components of inventories consist of the following: (in thousands)

                                     9/30/01          12/30/00         10/1/00
                                    ---------         --------        ---------
Finished goods                      $ 343,604         $293,587        $ 297,529
Work in process                        57,665           69,568           82,415
Raw materials and supplies             34,365           41,718           40,626
                                    ---------         --------        ---------
                                      435,634          404,873          420,570
LIFO and lower-of-cost or
     market adjustments, net           (5,095)           1,573           (1,189)
                                    ---------         --------        ---------
                                    $ 430,539         $406,446        $ 419,381
                                    =========         ========        =========

3. On July 22, 1998, the Company announced the Board of Directors had approved a three-year restructuring and reorganization plan to improve the Company's global competitiveness. On July 26, 2001, the Company's Board of Directors approved the expansion of the restructuring and reorganization plan to further improve the Company's global competitiveness. The results of operations for the interim periods presented herein reflect one-time and other unusual charges associated with the plan in accordance with accounting principles generally accepted in the United States. Consequently, the results of operations for the thirteen and thirty-nine week periods ended September 30, 2001 and October 1, 2000 are not necessarily indicative of the results to be expected on an ongoing recurring basis when the restructuring and reorganization plan is completed.

The charges reflected in the consolidated condensed statements of operations are as follows: (in thousands)

                                                               13 Weeks Ended               39 Weeks Ended
                                                         9/30/01        10/1/00        9/30/01        10/1/00
                                                         -------        -------        -------        -------
Restructuring charges:
      Employee termination charges                       $ 7,924        $    --        $14,346        $ 8,265
      Exit cost related to facilities                      1,203            789          4,529          3,136
      Termination of licenses & contracts                     --          3,300             --          3,300
                                                         -------        -------        -------        -------
                                                           9,127          4,089         18,875         14,701
                                                         -------        -------        -------        -------

Asset impairment charges:
      Impairment of facilities used in operations         23,242             --         23,242          1,668
      Impairment of facilities & equipment
          held for disposal                               19,145         17,477         30,919         20,254
      Impairment of intangible assets                         --          7,735             --          7,735
                                                         -------        -------        -------        -------
                                                          42,387         25,212         54,161         29,657
                                                         -------        -------        -------        -------

Other unusual charges                                      2,255          6,337         10,032          8,824
                                                         -------        -------        -------        -------

Totals before taxes                                      $53,769        $35,638        $83,068        $53,182
                                                         =======        =======        =======        =======

Totals after taxes                                       $33,337        $25,250        $51,502        $35,775
                                                         =======        =======        =======        =======


These charges have been classified in the consolidated condensed statements of operations as follows: (in thousands)

                                                        13 Weeks Ended                39 Weeks Ended
                                                    9/30/01        10/1/00        9/30/01        10/1/00
                                                    -------        -------        -------        -------
Cost of goods sold                                  $ 8,358        $ 6,274        $20,391        $15,534
Selling, general & administrative expenses               67          1,267          1,226          2,898
Other, net                                           45,344         28,097         61,451         34,750
                                                    -------        -------        -------        -------
                                                    $53,769        $35,638        $83,068        $53,182
                                                    =======        =======        =======        =======

Charges recorded by segments were recorded as follows: (in thousands)


                                      13 Weeks Ended               39 Weeks Ended
                                 9/30/01        10/1/00        9/30/01           10/1/00
                                 -------        -------        --------         -------
Restructuring charges:
      Activewear                 $ 9,127        $   789        $ 17,075         $10,336
      International                   --          3,300           1,800           4,365
      All Other                       --             --              --              --
                                 -------        -------        --------         -------
                                 $ 9,127        $ 4,089        $ 18,875         $14,701
                                 =======        =======        ========         =======

Asset impairment charges:
      Activewear                 $42,387        $11,007        $ 55,514         $15,452
      International                   --         14,205          (1,353)         14,205
      All Other                       --             --              --              --
                                 -------        -------        --------         -------
                                 $42,387        $25,212        $ 54,161         $29,657
                                 =======        =======        ========         =======

Other unusual charges:
      Activewear                 $ 2,061        $   227        $  9,838         $ 1,083
      International                  194          5,435             194           5,435
      All Other                       --            675              --           2,306
                                 -------        -------        --------         -------
                                 $ 2,255        $ 6,337        $ 10,032         $ 8,824
                                 =======        =======        ========         =======

A summary of the activity related to the restructuring, asset impairment and other unusual charges is as follows: (in thousands)


Cash related:


                                                   Liability at         Expense          Amount        Liability at
                                                    30-Dec-00           Incurred          Paid           30-Sep-01
                                                   ------------         --------         -------       ------------
Exit costs related to facilities                       $    --          $ 4,529          $ 4,529          $   --
Employee termination charges                             3,320           14,346           10,212           7,454
Other                                                    2,406            4,421            5,238           1,589
                                                       -------          -------          -------          ------
                                                       $ 5,726           23,296          $19,979          $9,043
                                                       =======                           =======          ======

Non-cash related:

Impairment charges & other non-cash charges                              59,772
                                                                        ------

    Total charges                                                       $83,068
                                                                        ======

     In July 2001, the Company announced the consolidation of the Cross Creek textile operations into the current dyeing and finishing plant in Mt. Airy, North Carolina. In addition, the continuing Cross Creek artwear business will be consolidated within the other activewear segment businesses based in Atlanta. As a result, the Company recorded asset impairment charges of $3.1 million, employee severance of $5.6 million (for approximately 285 positions) and other costs of $1.8 million.

     During the third quarter the Company reached an agreement with Frontier Spinning Mills, Inc. to transfer certain of the Company's spinning assets and yarn employees to a joint venture that will supply most of the Company's yarn needs. The Company's spinning facilities will continue to operate as a part of Russell until the transaction is consummated which is expected to be completed by the end of December 2001. The Company has recorded asset impairment charges of $38.5 million related to the transfer of spinning assets to the joint venture. Of the $38.5 million in asset impairment charges, $15.3 million relates to assets that will be sold to the joint venture or to other parties and the remaining $23.2 million relates to yarn facilities and equipment that will be leased to the joint venture and classified as held for use.

     In addition, the Company recorded $2.3 million in severance (for approximately 165 positions) to reduce manufacturing capacity in the Activewear segment and Fabric division. The Company also recorded $2.5 million for ongoing maintenance and security costs on facilities closed in prior periods due to restructuring activities, further losses on sales of facilities previously classified as held for sale and other unusual costs. At September 30, 2001, the carrying value of idle facilities and equipment that are held for disposal amounts to $40.9 million.

4. The Company is a co-defendant in Locke, et al. v. Russell Corporation, et al., in Jefferson County, Alabama. Fifteen families were the original plaintiffs in this case. However, ten families dropped out of the case and there are now only five plaintiff families. The claims asserted in the complaint are for trespass and nuisance relating to property owned by the plaintiffs on Lake Martin in a subdivision of Alexander City, Alabama. The plaintiffs in this case have not specified the amount of damages they are seeking. The claims and allegations in this case are virtually identical to a similar case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in the Company's favor in a ruling by the Supreme Court of Alabama earlier in 2001. The Company plans to vigorously defend this suit.

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

5. Earnings per share calculated in accordance with SFAS 128, Earnings Per Share, are as follows: (in thousands except shares and per share amounts)

                                                          13 Weeks Ended                       39 Weeks Ended
                                                  ------------------------------        ------------------------------
                                                    9/30/01            10/1/00           9/30/01             10/1/00
                                                  ----------         -----------        ----------         -----------
Net (loss) income                                 $  (15,383)        $       526        $  (24,729)        $     3,465
                                                  ==========         ===========        ==========         ===========

Basic Calculation:

Weighted-average common shares outstanding        31,968,257          32,487,210        31,936,285          32,560,361
                                                  ==========         ===========        ==========         ===========

Net (loss) income per common share-basic          $    (0.48)        $      0.02        $    (0.77)        $      0.11
                                                  ==========         ===========        ==========         ===========

Diluted Calculation:

Weighted-average common shares outstanding        31,968,257          32,487,210        31,936,285          32,560,361

Net common shares issuable
     on exercise of dilutive stock options                --             473,525                --             339,399
                                                  ----------         -----------        ----------         -----------

                                                  31,968,257          32,960,735        31,936,285          32,899,760
                                                  ==========         ===========        ==========         ===========

Net (loss) income per common share-diluted        $    (0.48)        $      0.02        $    (0.77)        $      0.11
                                                  ==========         ===========        ==========         ===========

6. For the periods ended September 30, 2001 and October 1, 2000, accumulated other comprehensive loss as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments and adjustments related to hedging activities, including interest rate swap agreements, cotton futures contracts and foreign currency forward contracts. The components of comprehensive loss, net of tax, for these periods were as follows: (in thousands)


                                                   13 Weeks Ended                  39 Weeks Ended
                                                -----------------------        -------------------------
                                                9/30/01         10/1/00         9/30/01         10/1/00
                                                -------         -------         --------        -------

Net (loss) income                               $(15,383)        $ 526         $(24,729)        $ 3,465
Foreign currency translation loss                 (1,218)         (816)          (2,256)         (5,489)
Change in unrealized value of derivative
   instruments                                    (2,488)           --           (4,058)             --
Cumulative effect adjustment (SFAS 133)               --            --             (578)             --
                                                --------         -----         --------         -------
Comprehensive loss                              $(19,089)        $(290)        $(31,621)        $(2,024)
                                                ========         =====         ========         =======

7. Russell Corporation has two reportable segments: Activewear and International operations. The Company's Activewear segment consists of three strategic business units that sell the following products to sporting goods dealers, department and specialty stores, mass merchants, wholesale clubs, college bookstores, screen printers, distributors, and mail order catalogs: T-shirts, fleece products (such as sweatshirts and pants), athletic uniforms and knit shirts. The International business distributes activewear products to locations in approximately 40 countries. Other segments that do not meet the quantitative thresholds for determining reportable segments sell fabrics to other apparel manufacturers, and manufacture and sell socks to mass merchants. These are included in the "All Other" data presented herein.

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

During fiscal 2001, the Company allocated more corporate expenses to its reportable segments. Accordingly, the respective prior year amounts have been reclassified to conform to the fiscal year 2001 presentation. These changes had no impact on previously reported results of operations or shareholders' equity on a consolidated basis.

                                                                             13 Weeks ended September 30, 2001
                                                                                       (in thousands)
                                                                 Activewear    International      All Other          Total
                                                                 ----------      ---------       -----------      ----------
Net sales                                                        $  299,068      $  21,767       $    27,955      $  348,790
Depreciation &
  amortization expense                                               10,558            140               878          11,576
Segment EBIT                                                         36,577          1,226             2,864          40,667
Total assets                                                      1,028,714         68,210            78,020       1,174,944


                                                                              13 Weeks ended October 1, 2001
                                                                                       (in thousands)
                                                                 Activewear    International      All Other          Total
                                                                 ----------      ---------       -----------      ----------
Net sales                                                        $  294,779      $  30,246       $    31,884      $  356,909
Depreciation &
  amortization expense                                               14,273            958               986          16,217
Segment EBIT (loss)                                                  49,388         (1,551)            5,387          53,224
Total assets                                                      1,059,660        112,713            85,968       1,258,341

                                                                             39 Weeks ended September 30, 2001
                                                                                       (in thousands)
                                                                 Activewear    International      All Other          Total
                                                                 ----------      ---------       -----------      ----------
Net sales                                                        $  695,742      $  59,926       $    83,712      $  839,380
Depreciation &
  amortization expense                                               34,452            393             2,733          37,578
Segment EBIT                                                         68,725          2,099            10,241          81,065
Total assets                                                      1,028,714         68,210            78,020       1,174,944


                                                                              39 Weeks ended October 1, 2000
                                                                                       (in thousands)
                                                                 Activewear    International      All Other          Total
                                                                 ----------      ---------       -----------      ----------
Net sales                                                        $  706,995      $  85,739       $    98,619      $  891,353
Depreciation &
  amortization expense                                               37,719          2,160             3,119          42,998
Segment EBIT (loss)                                                  93,205         (6,878)           17,175         103,502
Total assets                                                      1,059,660        112,713            85,968       1,258,341

A reconciliation of combined segment EBIT to consolidated income (loss) before income taxes is as follows: (in thousands)

                                                                      13 Weeks Ended               39 Weeks Ended
                                                                 -----------------------       ------------------------
                                                                  9/30/01       10/1/00         9/30/01        10/1/00
                                                                 --------       --------       --------       ---------
Total segment EBIT                                               $ 40,667       $ 53,224       $ 81,065       $ 103,502
Restructuring, asset impairment &
    other unusual charges                                         (53,769)       (35,638)       (83,068)        (53,182)
Unallocated amounts:
    Corporate expenses                                             (3,786)        (1,832)       (14,495)        (13,724)
    Interest expense                                               (8,568)        (8,953)       (24,033)        (24,306)
                                                                 --------       --------       --------       ---------

Consolidated (loss) income before income taxes                   $(25,456)      $  6,801       $(40,531)      $  12,290
                                                                 ========       ========       ========       =========

8. As of December 31, 2000, the Company adopted FASB Statement No. 133. In accordance with the provisions of Statement 133, the Company recorded a transition adjustment during the first quarter of 2001. The transition adjustment increased Accumulated Other Comprehensive Loss by approximately $578,000 net of taxes and decreased net assets by approximately $578,000.

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

         For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings. The effective portion of changes in fair value of a derivative that is designated as a cash flow hedge is recorded in Accumulated Other Comprehensive Loss. When the hedged item is realized, the gain or loss included in Accumulated Other Comprehensive Loss is relieved. Any ineffective portion of the changes in the fair values of derivatives used as cash flow hedges are reported in the Consolidated Condensed Statements of Operations.

         The Company formally documents its hedge relationships, including identification of the hedging instruments and the hedged items, as well as its risk management objectives and strategies for undertaking the hedge transaction. Derivatives are recorded in the Consolidated Condensed Balance Sheets at fair value. The Company also formally assesses both at inception and at least quarterly, thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair values or cash flows of the hedged item.

         Interest rate swap agreement-To manage interest rate risk, the Company has entered into an interest rate swap that effectively fixes the interest payments of a certain floating rate debt instrument. The interest rate swap agreement is accounted for as a cash flow hedge and qualifies for use of the "short cut" method under Statement 133 because the cash flows from the interest rate swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the debt. The transition adjustment to record the fair value of the interest rate swap was a loss of $557,000 ($345,000, net of taxes) with an offsetting entry to Accumulated Other Comprehensive Loss. There has been no amount reclassified from Accumulated Other Comprehensive Loss to net earnings during the year ended September 30, 2001. The fair value of the swap decreased by $1,696,000 year-to-date, causing Accumulated Other Comprehensive Loss to decrease to $2,253,000 ($1,397,000, net of taxes).

         Foreign currency forward contracts- The Company generates international revenues and expenses from its activities in various parts of the world and, as a result, is exposed to movement in foreign currency exchange rates. As of September 30, 2001, the Company had entered into foreign exchange forward contracts through December, 2002 to reduce the effect of fluctuating foreign currencies on anticipated purchases of inventory and sale of goods denominated in currencies other than the functional currencies of international subsidiaries. Gains and losses on the derivatives are intended to offset gains and losses on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The foreign exchange forward contracts are primarily accounted for as cash flow hedges. The principal currencies hedged by the Company include the US Dollar, European EURO, and British pound sterling. There was no transition adjustment recorded upon adoption of FAS 133, as there were no significant foreign currency forward contracts impacted by the statement. The fair value of all forward contracts, as of September 30, 2001, is ($487,000), ($302,000) net of taxes. The Company anticipates that approximately ($487,000), ($302,000) net of taxes, will be reclassed to net earnings during the next twelve months when the anticipated transactions occur. The change in fair value of the forward contracts decreased net assets and Accumulated Other Comprehensive Loss by $714,000 ($443,000 net of taxes) year-to-date. The gains reclassified into net earnings for the thirteen and thirty-nine week periods ended September 30, 2001 amounted to $37,000 ($23,000 net of taxes) and $227,000 ($141,000 net of taxes), respectively.

         The Company also was a party to foreign exchange forward contracts during the first quarter that did not qualify for hedge accounting under Statement 133. The Company recorded these contracts at fair value with the related changes in fair value, which amounted to a gain of $903,000 ($560,000 net of taxes) reported in income in the first quarter 2001.

         Futures contracts- Raw materials used by the Company are subject to price volatility caused by weather, supply conditions and other unpredictable factors. The Company has entered into futures contracts through December 2002 to hedge commodity (primarily cotton) price risk on anticipated purchases. The futures contracts are accounted for as cash flow hedges. The transition adjustment to record the fair value of the futures contracts on the Company's Consolidated Condensed Balance Sheets was a loss of $376,000 ($233,000 net of taxes) with an offsetting entry to Accumulated Other Comprehensive Loss. The Company reclassifies gains and losses on futures contracts designated as cash flow hedges from Accumulated Other Comprehensive Loss in the period during which the hedged item affects earnings. The change in fair value of the commodity futures contracts decreased net assets and increased Accumulated Other Comprehensive Loss by $3,815,000 (net of taxes) year-to-date. Losses reclassified to current earnings during the thirteen and thirty-nine week periods ended September 30, 2001 amounted to $303,000 and $1,113,000 (net of taxes), respectively. The Company anticipates that the unrealized loss of $2,935,000 (after tax) recorded in Accumulated Other Comprehensive Loss as of September 30, 2001 will be reclassified into net income during the next twelve months.

9. As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, recording charges during the second quarter of 2001 associated with the expansion of the Company's ongoing restructuring plan caused the Company's ratio of long-term debt to total capitalization to exceed the ratio permitted under the Company's principal long-term debt agreements as of July 1, 2001. The Company obtained agreements from the parties to the affected debt agreement to waive compliance with the applicable covenants until September 17, 2001, and the Company reached an agreement with certain of the bank group lenders under the Company's revolving credit facility to loan the Company an additional $75 million in seasonal bridge financing. The bridge loan was paid back prior to its October 31, 2001 maturity.

         The Company also obtained waivers or amendments under its outstanding debt agreement of various other covenants relating to limitations on the amount of the Company's outstanding debt, debt service coverage ratios and certain intercompany transactions. Such waivers were effective through September 17, 2001. The Company also agreed to secure most of its outstanding debt by a pledge of substantially all of its assets by September 17, 2001.

         As reported in the Company's Current Report on Form 8-K dated September 18, 2001 and because the Company was involved in negotiations with respect to a major acquisition, the Company and the parties to the affected debt agreements agreed to further extend the waivers under the Company's outstanding long-term debt agreements to early in the first quarter of 2002, provided that during such period the Company secured most of its outstanding debt by effecting a pledge of substantially all its assets (including meeting certain interim deadlines with respect to effecting such pledges and obtaining any required shareholder approval).

         On October 15, 2001, an agreement was reached with such lenders further extending the time frame for the completion of the pledge of assets and extending and modifying certain other requirements and deadlines relating to the affected debt agreements.

         The Company is negotiating with its lenders to revise its agreements within the agreed upon time frame. However, because the current waiver agreements do not extend beyond the next 12 months, the Company has classified its principal debt facilities as current liabilities in the accompanying Consolidated Condensed Balance Sheets as of September 30, 2001.

10.      Recent Accounting Pronouncements

         In July 2001, the FASB issued SFAS No. 142, Goodwill and Intangible Assets. SFAS No. 142 eliminates amortization of goodwill, and requires an impairment-only model to recording the value of goodwill. SFAS No. 142 requires that impairment be tested at least annually at the reporting unit level, using a two-step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying amount. Purchased intangibles with indefinite economic lives will be tested for impairment annually using a lower of cost or fair value approach. Other intangibles will continue to be amortized over their useful lives and reviewed for impairment. Upon adoption, amortization of the remaining book value of goodwill will cease and the new impairment-only approach will apply. A transitional impairment test of all goodwill is required to be completed within six months of adopting SFAS No. 142. The Company has not yet determined whether any of its unamortized goodwill ($13.5 million at September 30, 2001) would be impaired under the new guidance. However, any impairment charge resulting from the transitional impairment test would be recognized as a cumulative effect of a change in accounting principle. The Company will adopt SFAS No. 142 in the first quarter of 2002. Adoption of SFAS No. 142 is expected to increase net income by approximately $850,000 ($.03 per share) in 2002 due to the elimination of amortization of goodwill.

         In August, 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets that supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s)in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). In addition, more dispositions will qualify for discontinued operations treatment in the income statement. The Company plans to adopt SFAS No. 144 in the first quarter of 2002. The provisions of this Statement are not expected to have a significant impact on the Company.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

RESULTS OF OPERATIONS

Thirteen weeks ended September 30, 2001 compared to October 1, 2000

NET SALES. Net sales decreased 2.3% or $8,119,999 to $348,790,000 for third quarter 2001 from $356,909,000 during the comparable prior year period. Sales for the third quarter were up 1% versus prior year, excluding loss of $13,165,000 in revenue from discontinued businesses partially offset by revenue from a previous acquisition. In examining revenue by segment, a sales increase of $4,289,999 in the Activewear segment was more than offset by a decline of $8,479,999 within the Company's International segment and a decline of $3,929,000 for all other. Overall dozens shipped within the Activewear segment were up approximately 10% over the comparable prior year period. The favorable increase in dozens shipped was offset by the negative impact of lower prices, primarily in the artwear channel, as well as discontinued business of $9,265,000 in the third quarter versus the comparable prior year period. Sales to mass merchandisers were particularly strong. Of the sales decline in the International segment, approximately $3,900,000 was related to the elimination of unprofitable product lines in Europe during the second half of fiscal year 2000. The remaining sales decline in the International segment is primarily related to lower volume shipments in Europe due to general market softness and distributors rebalancing inventories. The decrease in net sales for all other was primarily attributable to a decline in fabric sales to other manufacturers.

GROSS MARGIN %. The Company's overall gross margin percentage decreased to 25.4% for third quarter 2001 versus 29.5% in the comparable prior year period. Excluding the impact of restructuring, asset impairment, and other unusual charges ("special charges"), as described in Note 3 to the consolidated condensed financial statements, of $8,358,000 and $6,274,000 for 2001 and 2000, respectively, the overall gross margin percentage decreased to 27.7% for 2001 from 31.2% for 2000. Gross margins were negatively impacted by lower prices, primarily in the artwear channel, curtailed production schedules to reduce inventory (estimated at $5.5 million or $.11 per share), additional product features, and higher cotton and energy costs. However, gross margins continue to be positively impacted by the Company's ongoing efforts in improving and streamlining its manufacturing processes.

EARNINGS BEFORE INTEREST AND TAXES (EBIT). Consolidated EBIT as a percent of net sales decreased to 10.6% for third quarter 2001 from 14.4% in the comparable prior year period when calculated exclusive of special charges of $53,769,000 and $35,638,000 for 2001 and 2000, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 12.2% for third quarter 2001 down from 16.8% for third quarter 2000. This decline is primarily attributed to lower prices, particularly in the artwear channel, curtailed production schedules, additional product features, and higher cotton and energy costs. The International segment EBIT, exclusive of special charges, as a percent of net sales increased to 5.6% for third quarter 2001, up from a negative 5.1% for third quarter 2000. The improvement within the International segment was due to the elimination of unprofitable product lines in Europe during the second half of fiscal year 2000. In addition, product costs within the International segment were lower due to the closure of manufacturing facilities in Scotland during fiscal 2000 and the increased use of third party suppliers. The all other EBIT, exclusive of special charges, as a percent of net sales decreased to 10.2% for third quarter 2001, down from 16.9% for third quarter 2000, primarily due to declining sales volumes.

Thirty-nine weeks ended September 30, 2001 compared to October 1, 2000

NET SALES. Net sales decreased 5.8%, or $51,973,000, to $839,380,000 for the thirty-nine weeks ended September 30, 2001 from $891,353,000 during the comparable prior year period. The overall net decrease consisted of a 1.6% decline, or $11,253,000, within the Company's Activewear segment; a 30.1% decline, or $25,813,000, within the Company's International segment; and a 15.1% decline, or $14,907,000, for all other. Overall dozens shipped within the Activewear segment were flat over the comparable prior year period. Activewear net sales were negatively impacted by lower prices, primarily in the artwear channel.

Of the decline in the International segment sales, approximately $12,700,000 was related to the elimination of unprofitable product lines in Europe during the second half of fiscal year 2000. Additionally, the weaker EURO and British pound sterling represented $1.2 million and $1.7 million, respectively, of the sales decline. The remaining sales decline in the International segment is primarily related to lower volume shipments in Europe due to general market softness and inventory rebalancing by distributors. The decrease in net sales for all other was attributable to a decline in fabric sales to other manufacturers and a decrease in sock sales.

GROSS MARGIN %. The Company's overall gross margin percentage decreased to 24.7% for the thirty-nine weeks ended September 30, 2001 versus 27.3% in the comparable prior year period. Excluding the impact of special charges of $20,391,000 and $15,534,000 for 2001 and 2000, respectively, the overall gross margin percentage decreased to 27.1% for 2001 from 29.0% for 2000. Gross margins were negatively impacted by the decrease in net sales, lower prices, primarily in the artwear channel, curtailed production schedules to reduce inventory (estimated at $10.5 million or $.20 per share), additional product features, and higher cotton and energy costs. However, gross margins continue to be positively impacted by the Company's ongoing efforts in improving and streamlining its manufacturing processes.

SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A as a percent of net sales increased to 19.6% for the thirty-nine weeks ended September 30, 2001 versus 19.1% in the comparable prior year period. Excluding the impact of special charges of $1,225,000 and $2,898,000 for 2001 and 2000, respectively, SG&A as a percent of net sales increased to 19.4% for 2001 from 18.8% for 2000.

EARNINGS BEFORE INTEREST AND TAXES (EBIT). Consolidated EBIT as a percent of net sales decreased to 7.9% for the thirty-nine weeks ended September 30, 2001 from 10.1% in the comparable prior year period when calculated exclusive of special charges of $83,068,000 and $53,182,000 for 2001 and 2000, respectively. The Activewear segment EBIT, exclusive of special charges, as a percent of net sales is 9.9% for the thirty-nine weeks ended September 30, 2001, down from 13.2% in the comparable prior year period. This decline is primarily attributed to the decrease in net sales, lower prices, primarily in the artwear channel, curtailed production schedules, additional product features, and higher cotton and energy costs. The International segment EBIT, exclusive of special charges, as a percent of net sales increased to 3.5% for the thirty-nine weeks ended September 30, 2001, up from a negative 8.0% in the comparable prior year period. The improvement within the International segment was due to the elimination of losses incurred during fiscal 2000 related to the elimination of unprofitable product lines in Europe during the second half of fiscal year 2000. In addition, product costs within the International segment were lower due to the closure of manufacturing facilities in Scotland during fiscal 2000 and the increased use of third party suppliers. The International segment also recognized gains of $903,000 on the settlement of foreign currency forward contracts during the first quarter with no comparable gains in the prior year to date period. The all other EBIT, exclusive of special charges, as a percent of net sales decreased to 12.2% for the thirty-nine weeks ended September 30, 2001 down from 17.4% in the comparable prior year period and is primarily due to the net sales decrease.

INCOME TAXES. The Company's effective income tax rates for the thirteen week periods ending September 30, 2001 and October 1, 2000 were 39.6% and 43.2%, respectively. The Company's effective income tax rates for the thirty-nine week periods ending September 30, 2001 and October 1, 2000 were 39.0% and 44.1%, respectively. The effective income tax rates for both the thirteen and thirty-nine week periods ending October 1, 2000 have been calculated exclusive of a non-deductible impairment charge of $7,735,000 taken during the third quarter of 2000 to write-off the remaining carrying value of goodwill associated with the European business. The current year effective income tax rates were in line with the Company's expectations.

RESTRUCTURING ACTIVITIES. During the second quarter 2001, the Company announced the closing of two domestic sewing plants, one textile operation and one yarn manufacturing facility. In connection with these closings, approximately 770 employees were terminated during the quarter. Asset impairment charges of $11.0 million and employee severance and related costs of $6.4 million were recognized in the second quarter related to these plant closings. The Company also incurred approximately $2.2 million in ongoing maintenance cost related to facilities that have been closed in prior periods in connection with prior restructuring activities. Total restructuring, asset impairment and other unusual charges recognized in the second quarter amounted to $26.6 million ($16.5 million after tax).

On July 26, 2001 the Board of Directors announced the expansion of its restructuring plans to further improve the Company's global competitiveness. Restructuring is expected to be substantially completed in the current fiscal year.

The elements of the expanded restructuring include aligning the organization by distribution channels to provide stronger focus on customer service, supply chain management and cost-effective operations. As part of this reorganization, the current Cross Creek Apparel artwear business headquartered in Mt. Airy, North Carolina, will be combined with the artwear business headquartered in Atlanta. The Cross Creek private label business and textile operations will remain in Mt. Airy. During the second quarter, the Company also announced that it intends to license the Cross Creek brand for the golf and retail channels of distribution. The Company will continue to sell the Cross Creek brand through the artwear channel, which is the brand's principal channel of distribution. The expected impact on net sales in the Activewear segments from restructuring and repositioning the Cross Creek brand will be a decrease of approximately $20 million on an annual basis. Elimination of these sales is expected to have a positive impact on operating margins. Approximately 285 positions will be eliminated in connection with these restructuring activities in the second half of the year. The costs associated with these terminations and other aspects of the Cross Creek restructuring plan were recognized during the third quarter. (See Note 3 to the Consolidated Condensed Financial Statements).

During the third quarter the Company reached an agreement with Frontier Spinning Mills, Inc. to transfer certain of the Company's spinning assets and yarn employees to a joint venture that will supply most of the Company's yarn needs. The Company's spinning facilities will continue to operate as a part of Russell until the transaction is consummated which is expected to be completed by the end of December 2001. The Company has recorded asset impairment charges of $38.5 million related to the transfer of spinning assets to the joint venture. Of the $38.5 million in asset impairment charges, $15.3 million relates to assets that will be sold to the joint venture or to other parties and the remaining $23.2 million relates to yarn facilities and equipment that will be leased to the joint venture and classified as held for use.

As indicated last quarter, the Company's European business has stabilized and is projected to be profitable in 2001. The Company announced the restructuring of its Russell Athletic(R) business in Europe during the third quarter of 2000. The Company has entered into six license agreements for Russell Athletic(R) for Germany, Italy, and various other European countries.

LIQUIDITY AND CAPITAL RESOURCES

The Company's current ratio was 1.2 and 3.4 at September 30, 2001 and October 1, 2000, respectively. The significant decrease in the current ratio was primarily attributable to the reclassification of outstanding borrowings under the Company's principal debt facilities (see Note 9 to the Consolidated Condensed Financial Statements) in 2001. Total debt to capitalization increased to 50.9% at September 30, 2001, versus 49.0% at October 1, 2000, reflecting the effects of the Company's ongoing restructuring activities and increased borrowings to fund a somewhat greater seasonal build up of inventories in the current fiscal year than in fiscal 2000.

Required cash for operations and to fund purchases of property, plant and equipment and dividends was principally provided by borrowings under the Company's revolving credit facility and short-term borrowings during the period ended September 30, 2001.

The Company's strategy to deal with future cash requirements is to utilize a combination of cash flows from operations, existing availability under the Company's credit facility, sale leasebacks and/or accessing public debt markets.

As reported in the Company's Quarterly Report on Form 10-Q for the quarter ended July 1, 2001, recording charges during the second quarter of 2001 associated with the expansion of the Company's ongoing restructuring plan caused the Company's ratio of long-term debt to total capitalization to exceed the ratio permitted under the Company's principal long-term debt agreements as of July 1, 2001. The Company obtained agreements from the parties to the affected debt agreement to waive compliance with the applicable covenants until September 17, 2001, and the Company reached an agreement with certain of the bank group lenders under the Company's revolving credit facility to loan the Company an additional $75 million in seasonal bridge financing. The bridge loan was paid back prior to its October 31, 2001 maturity.

The Company also obtained waivers or amendments under its outstanding debt agreement of various other covenants relating to limitations on the amount of the Company's outstanding debt, debt service coverage ratios and certain intercompany transactions. Such waivers were effective through September 17, 2001. The Company also agreed to secure most of its outstanding debt by a pledge of substantially all of its assets by September 17, 2001.

As reported in the Company's Current Report on Form 8-K dated September 18, 2001 and because the Company was involved in negotiations with respect to a major acquisition, the Company and the parties to the affected debt agreements agreed to further extend the waivers under the Company's outstanding long-term debt agreements to early in the first quarter of 2002, provided that during such period the Company secured most of its outstanding debt by effecting a pledge of substantially all its assets (including meeting certain interim deadlines with respect to effecting such pledges and obtaining any required shareholder approval).

On October 15, 2001, an agreement was reached with such lenders further extending the time frame for the completion of the pledge of assets and extending and modifying certain other requirements and deadlines relating to the affected debt agreements.

The Company is negotiating with its lenders to revise its loan agreements and anticipates completing those negotiations within the agreed upon time frame. Concurrently, Russell is developing a new capital structure which will increase financial flexibility in support of internal and external growth initiatives and is expected to involve a debt offering in the future.

The current waiver agreements do not extend beyond the next 12 months; therefore, the Company has classified its principal debt facilities as current liabilities in the accompanying Consolidated Condensed Balance Sheets as of September 30, 2001.

CONTINGENCIES

For information concerning ongoing litigation of the Company, see Note 4 to the Consolidated Condensed Financial Statements.

RECENT DEVELOPMENTS

Russell Corporation has called a shareholders meeting for 10 a.m. on Monday, December 10, 2001 in Alexander City, Alabama to approve a resolution to effectively eliminate the requirement imposed by Alabama law that requires shareholder approval of any increase in the amount of the Company's bonded indebtedness by authorizing the Company to incur additional bonded indebtedness without further shareholder approval. This will allow Russell's Board of Directors to determine the proper amount of debt that the Company may incur.

This requirement is imposed by the 1901 Constitution of the State of Alabama. Most other states do not have laws requiring such approval.

As stated in the Company's proxy materials sent to shareholders on or about November 6, 2001, "Russell needs this change to have more control of its own finances so that it is in a better position to take advantage of opportunities such as making acquisitions, purchasing property or funding the Company's working capital needs." Although the Company's debt level has declined over the past four years, the Company needs flexibility to incur debt for appropriate corporate purposes without having to be confined by the limitations of state law.

FORWARD LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including management's discussion and analysis, contains certain statements that describe the Company's beliefs concerning future business conditions and prospects, growth opportunities and the outlook for the Company based upon information currently available. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates," "believes," "intends," "estimates," "expects," "projects" and similar phrases. These forward-looking statements are based upon assumptions the Company believes are reasonable. Such forward-looking statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including among other matters, the ability of the Company to (i) effect the restructuring within the projected timeframe in line with expected savings, (ii) successfully negotiate amendments to its current debt agreements on appropriate terms (including obtaining shareholder approval of the proposal to be presented at the December 10, 2001 meeting of shareholders), (iii) complete sale/leaseback transactions and access public debt markets, and (iv) develop a new capital structure in support of internal and external growth initiatives, as well as significant competitive activity, exchange rates, interest rates, wage increases, increases in raw material and energy costs, changes in customer demand for the Company's products, inherent risks in the market place associated with new products and new product lines, including uncertainties about trade and consumer acceptance and other risk factors listed from time to time in the Company's SEC reports and announcements. The Company assumes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

Item 6. Exhibits and Reports on Form 8-K

(a)      Exhibits

         4.1 First Amendment dated July 25, 2001 to the Credit Agreement dated as of October 15, 1999 relating to the Company's $250,000,000 Revolving Loan Facility

         4.2 Second Amendment dated September 17, 2001 to the Credit Agreement dated as of October 15, 1999 relating to the Company's $250,000,000 Revolving Loan Facility

(b) Reports on Form 8-K

On September 18, 2001, the Company filed Form 8-K disclosing the continuance of waivers obtained from its lenders related to covenant violations under its long-term debt instruments. The Company further announced the extension of these waivers until early in the first quarter of 2002, provided a pledge of substantially all its assets is completed by that time. Financial Statements were not included in the September 18, 2001 Form 8-K.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           RUSSELL CORPORATION
                                   ----------------------------------
                                               (Registrant)


Date : November 14, 2001               /s/ Robert D. Martin
                                   ----------------------------------
                                   Robert D. Martin
                                       Senior Vice President, and
                                       Chief Financial Officer


Date : November 14, 2001              /s/ Larry E. Workman
                                   ----------------------------------
                                   Larry E. Workman, Controller
                                       (Principal Accounting Officer)