Form 10-K
period 2001-12-29
RUSSELL CORP
filed 2002-03-28
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 29, 2001
                                       OR
 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission file number 0-1790

                               RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

              Alabama                                       63-0180720
   (State or other jurisdiction of                      (I.R.S. Employer
   incorporation or organization)                      Identification No.)

   3330 Cumberland Blvd, Suite 800
         Atlanta, Georgia                                      30339

             755 Lee Street
          Alexander City, Alabama                              35010
  (Address of principal executive offices)                   (Zip Code)

     Registrant's telephone number, including area code:  (678)742-8000

           Securities registered pursuant to Section 12(b) of the Act:

                                               Name of Each Exchange
         Title of Each Class                    on Which Registered
         -------------------                    -------------------
     Common Stock, $.01 par value             New York Stock Exchange
                                               Pacific Stock Exchange

        Securities registered pursuant to Section 12(g) of the Act: None

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of March 26, 2002, was approximately $359,073,989.

         As of March 26, 2002, there were 32,018,951 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).


                                                                     -Continued-

                       DOCUMENTS INCORPORATED BY REFERENCE

         Portions of the Annual Shareholders Report for the year ended December 29, 2001 are incorporated by reference into Parts I, II and IV.

         Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 24, 2002 are incorporated by reference into Parts I and III.

                                     PART I

ITEM     1.  Business

                                     GENERAL

         Russell Corporation is a leading branded apparel company marketing activewear, casualwear and athletic uniforms under widely-recognized brand names including RUSSELL ATHLETIC, JERZEES, MOSSY OAK, CROSS CREEK and DISCUS. The Company is celebrating its 100th year of operations. The Company designs, markets and manufactures or sources a variety of apparel products, including fleece, t-shirts, sport shirts, jackets, athletic shorts, socks, camouflage attire and accessories for men, women, boys and girls. The Company is a leading supplier of team uniforms and related apparel to college, high school and other organized sports teams. The Company is also the official uniform supplier to 15 Major League Baseball teams, including the Atlanta Braves, New York Yankees, San Francisco Giants and Seattle Mariners and has been the official uniform supplier to the United States Olympic baseball team since 1988. In addition, the Company supplies the official uniforms of Little League Baseball, and the Company is an official uniform supplier to Minor League Baseball. The RUSSELL name has been associated with high quality apparel for 100 years and with team uniforms since 1932.

         The Company's core brands, RUSSELL ATHLETIC, JERZEES and MOSSY OAK, enjoy national recognition in their respective markets, including: (i) a #2 overall market share in fleece under the RUSSELL ATHLETIC brand name to department stores, chain stores and sports specialty stores in 2001; (ii) a #1 market position with mass merchandisers for men's fleece under the JERZEES brand name with a 28% market share in 2001; (iii) a #2 overall position as a supplier to the artwear (wholesale) distribution channel in 2001; and (iv) one of two leading players in the camouflage apparel market with its MOSSY OAK brand. The Company markets its products in more than 40 countries to mass merchandisers, sporting goods dealers, department and sports specialty stores, college stores, on-line retailers, mail order houses, artwear distributors, screenprinters and embroiderers.

         In July 1998, the Company initiated a three-year restructuring and reorganization program with the objectives of: (i) transitioning the Company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products; and (ii) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to further reduce its costs, such as strategic outsourcing arrangements, transferring its sewing and assembly operations to offshore facilities, and utilizing increasingly efficient domestic facilities. For further discussion of activities under the program, see "Management's Discussion and Analysis" on pages 24 through 35 and Note 9 of "Notes to Consolidated Financial Statements" on pages 52 through 55 of the Annual Shareholders Report for the year ended December 29, 2001, which are incorporated herein by reference.

         The Company's principal owned manufacturing facilities are located in Alabama, North Carolina, Mexico and Honduras. Warehousing and shipping is conducted in Alexander City, Ft. Payne and Montgomery, Alabama, Mt. Airy, North Carolina, and Columbus, Georgia. The primary distribution facility for the Company's European operations is located in Livingston, Scotland. The Company also maintains warehouses in Mexico, Australia, Germany and Japan.

         The Company produces finished apparel and fabrics utilizing owned facilities, as well as contractors and other suppliers for spinning, knitting and weaving, dyeing and finishing, and cutting and sewing operations. While the Company has retained certain manufacturing operations, its restructuring and reorganization programs have moved the Company from a manufacturing-based operation to a supply-chain focused organization with a greater emphasis on outsourcing in addition to utilizing increasingly efficient domestic facilities. The Company expects to achieve lower yarn costs by outsourcing the majority of its yarn requirements to a yarn spinning joint venture the Company entered into in 2001 (for further discussion of the yarn joint venture, see "Management's Discussion and Analysis" on pages 24 through 35 and Note 9 of "Notes to Consolidated Financial Statements" on pages 52 through 55 of the Annual Shareholders Report for the year ended December 29, 2001, which are incorporated herein by reference) and through lower raw material prices. The remainder of the Company's yarn is sourced from other manufacturers. Knitting, weaving, dyeing, finishing and cutting processes are primarily performed in Company-owned facilities in the United States. For units sold in the United States and Canada, more than 95% of the Company's apparel sewing and assembly operations, excluding socks, are conducted offshore, of which about 70% is conducted at the Company's facilities in Mexico and Honduras and the remainder is conducted by third parties located primarily in Mexico and Honduras.

         The Company benefits from flexibility in its production scheduling capability, permitting it to shift product emphasis as markets improve, change or temporarily decline for particular products. This ability to respond quickly to market changes has enabled the Company to better manage the utilization of its manufacturing capacity.

         The Company's revenue and income are subject to seasonal variations. Generally, the Company produces and stores finished goods inventory, particularly fleece, to meet the expected demand for delivery in the upcoming season. If, after producing and storing inventory in anticipation of seasonal deliveries, demand is significantly less than expected, the Company may hold inventory for extended periods of time, sell excess inventory at reduced prices or write down portions of the inventory. Such a scenario would adversely affect the Company's results of operations. Reduced demand could also result in slower production, lower plant and equipment utilization and lower fixed operating cost absorption, all of which would have a negative impact on the Company's business. In addition, due to the time that may lapse between production and shipment of goods, prices may or may not immediately reflect changes in the Company's cost of raw materials and other costs. The Company has no meaningful backlog figures.

         The Company markets its products under a variety of registered trademarks in the United States and elsewhere in the world, including RUSSELL ATHLETIC, JERZEES, CROSS CREEK, and DISCUS, and variations of these brands. The Company's ability to manufacture or source and sell certain products is dependent upon licenses held by the Company to utilize various trademarks and copyrights on such apparel (e.g., MOSSY OAK products). Such licenses may be subject to periodic renewal and negotiation and certain minimum payment requirements. The Company does not hold any significant patents, franchises or concessions in any of its segments.

                                    SEGMENTS

         The Company has two reportable segments: Domestic Activewear and International Activewear. These segments operate in multiple locations and offer similar products, including fleece, t-shirts, sport shirts, jackets, athletic shorts, socks, camouflage attire and accessories for men, women, boys and girls. The reportable segments are each managed separately because they manufacture or source, market and distribute products into different geographical areas. The segment information found in Note 10 on pages 55 through 57 of the 2001 Annual Report to Shareholders is hereby incorporated by reference.

         Domestic Activewear - The Company's Domestic Activewear segment is organized into three business lines: (1) Russell Athletic, (2) Mass Retail, and
(3) Artwear/Careerwear. The Russell Athletic line is comprised of RUSSELL ATHLETIC and DISCUS products sold primarily to department and sports specialty stores, sporting goods dealers, college stores and organized sports teams. The Mass Retail line is made up of JERZEES and JERZEES OUTDOORS products and MOSSY OAK camouflage products sold to mass retailers, including supercenters, dollar stores, warehouse clubs and discount stores. One Mass Retail customer, Wal-Mart Stores, Inc., and affiliates, accounted for 18.7% of the Company's total revenue in 2001, 17.9% in 2000, and 19.4% in 1999. The Artwear/Careerwear line consists of RUSSELL ATHLETIC, JERZEES, MOSSY OAK, CROSS CREEK and THREE RIVERS products sold to artwear distributors, wholesalers and embellishers. This line also includes fabrics that the Company sells to other apparel manufacturers, primarily for the manufacture of school and industrial uniforms. The top ten customers of the Domestic Activewear segment accounted for approximately 48.7% of the Company's 2001 net sales. Domestic Activewear is sold by a combination of a salaried, Company-employed sales force and commission agents.

         The Domestic Activewear segment utilizes Company-owned manufacturing facilities to produce product, as well as contractors or other vendors for components in the manufacturing process or for the procurement of finished product. Generally, Company-owned and operated manufacturing facilities for Domestic Activewear consist of fabrication, dyeing, finishing, cutting and sewing. Yarn used in production by the Domestic Activewear segment is purchased primarily from one principal supplier under a long-term supply agreement (see discussion of yarn joint venture in the Business-GENERAL section above). The Company has experienced no material difficulties in purchasing adequate supplies and does not presently anticipate difficulties in the future.

         International Activewear - The Company's International Activewear segment includes sales of the Company's core RUSSELL ATHLETIC and JERZEES products to department and sports specialty stores, mass retailers, artwear distributors and screenprinters in approximately 40 countries outside the United States and Canada. For fiscal 2001, the Company's international business represented 6.9%, or $80.6 million, of total net sales. The majority of the Company's international business is sales of JERZEES products to the artwear channel in Europe. In Europe, the Company also markets RUSSELL ATHLETIC products primarily through eight licensing arrangements. RUSSELL ATHLETIC products are also sold in Japan, where DISCUS products are sold as well. The Company's International Activewear sales force and the independent agents dedicated to its international business are primarily based in the United Kingdom, Germany, France, Spain, Italy, Czech Republic, Mexico, Japan and Australia and are generally assigned by business line and by geographic territory.

                                   COMPETITION

         The apparel industry in all of the Company's businesses is extremely competitive, and the Company has many domestic and foreign competitors, both large apparel companies and smaller concerns. While the sales of a few competitors are significantly greater than those of the Company, no single competitor dominates any channel in which the Company operates.

                                    EMPLOYEES

         As of December 29, 2001, the Company employed 13,130 persons. The Company has never had a strike or work stoppage and considers its relationship with its employees to be good.

                                   REGULATION

         The Company is subject to federal, state and local laws and regulations affecting its business, including, but not limited to, those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, and the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. The Company believes that it is in compliance with all applicable governmental regulations under these statutes. The Company also believes it is in compliance with all current environmental requirements and expects no material environmental expenditures in the foreseeable future.

                           FORWARD-LOOKING INFORMATION

         With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K constitute forward-looking statements and are discussed, made or incorporated by reference, as the case may be, pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Wherever possible, the Company has identified these "forward-looking" statements (as defined in Section 21E of the Securities and Exchange Act of 1934) by words such as "anticipates", "believes", "intends", "estimates", "expects" and similar phrases. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements.

         These forward-looking statements are based upon assumptions the Company believes are reasonable; however, such statements are subject to risks and uncertainties which could cause the Company's actual results, performance and achievements to differ materially from those expressed in, or implied or contemplated by, these statements. These risks and uncertainties include, but are not limited to, the timing and effect of the Company's restructuring and reorganization plan; the overall level of consumer spending for apparel; the financial strength of the retail industry; actions by competitors that may impact the Company's business (including in particular changes in pricing); accuracy of forecasts; the impact of the realignment of the Company's organization structure; the existence of excess capacity in the Company's industry; changes in prices and availability of raw materials used in the Company's manufacturing processes; the ability of the Company to reduce costs in the manufacturing process, including the success of the Company's yarn joint venture; the success of planned advertising, marketing and promotional campaigns and international activities; changes in customer relationships; the impact of economic changes in the markets where the Company competes, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external economic and political factors over which the Company has no control; and other risks and uncertainties discussed or indicated in other documents filed by the Company with the Securities and Exchange Commission from time to time. The risks listed above are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect the Company's business and financial performance. The Company assumes no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM     2.  Properties

         The Company's principal executive offices are located in Atlanta, Georgia and Alexander City, Alabama, with owned manufacturing plants and distribution facilities located in Alabama, Georgia, North Carolina, Mexico and Honduras. As previously disclosed, the Company has secured most of its outstanding debt by a pledge of substantially all of its domestic assets, which included first mortgages on its real property in the United States, other than property held for sale, and encumbrances on its manufacturing machinery held in the United States.

         The Company has no other material encumbrances on its real property or manufacturing machinery and believes that all of its properties are well maintained and suitable for its operations and are currently fully utilized for such purposes, excluding plants and equipment that are held for sale as a result of restructuring. (See Note 9 of "Notes to Consolidated Financial Statements" on pages 52 through 55 of the Annual Shareholders Report for the year ended December 29, 2001, which is incorporated herein by reference.)

         The Company utilizes an aggregate of approximately 8,068,000 square feet of manufacturing, warehousing and office facilities, and has approximately 2,003,000 square feet that is either idle or held for sale. The following table summarizes the approximate areas of such facilities:

                                  Domestic      International         Total
     Primary Use                 Activewear       Activewear       Square Feet
     -----------                 ----------     --------------     -----------
Knitting and Weaving                813,000                           813,000
Dyeing and Finishing                977,000                           977,000
Cutting and Sewing                1,295,000          48,000         1,343,000
Warehousing and Shipping          3,841,000         230,000         4,071,000
Administrative                      246,000          57,000           303,000
Idle or held for sale             2,003,000                         2,003,000
Other                               561,000                           561,000

         All presently utilized facilities in the U.S. are owned, except the regional sales offices, certain distribution facilities and the Company's headquarters in Atlanta, Georgia (see Note 8 of "Notes to Consolidated Financial Statements" on pages 50 and 51 of the Annual Shareholders Report for the year ended December 29, 2001, which is incorporated herein by reference).

ITEM     3.  Legal Proceedings

          The Company is a co-defendant in Locke, et al. v. Russell Corporation, et al., in Jefferson County, Alabama. Fifteen families were the original plaintiffs in this case. However, ten families withdrew from the case and there are now only five plaintiff families. The claims asserted in the complaint are for trespass and nuisance relating to property owned by the plaintiffs on Lake Martin in a subdivision of Alexander City, Alabama called the Raintree Subdivision. The plaintiffs in this case have not specified the amount of damages they are seeking. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001 in the Circuit

Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). This case has been consolidated with the Locke case. The claims and allegations in the Locke and Gould cases are virtually identical to a similar case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in the Company's favor in a ruling by the Supreme Court of Alabama earlier in 2001. The Company plans to vigorously defend the Locke and Gould suits.

         By letter dated January 13, 2000, the Company was notified by the United States Department of Justice (DOJ) that the DOJ intended to institute legal proceedings against the Company and certain other parties alleging violations of the Clean Water Act in connection with the treatment and discharge of waste at a water treatment facility operated by the City of Alexander City, Alabama. Since that time, the Company and the other parties engaged in discussions with the DOJ. On March 5, 2002, the Company and the two other parties, with no admission of liability, entered into a Consent Decree with the DOJ whereby the Company and the other parties agreed (i) to pay a civil penalty of $30,000, of which the Company will pay $10,000 and (ii) to participate in a Supplemental Environmental Project, the cost of which will be approximately $197,000, of which the Company will pay approximately $112,000. The Company is not required to undertake any corrective or remedial action under the terms of the Consent Decree. The Consent Decree must be judicially approved after public comment, but the Company has no reason to believe such approval will be withheld. The Supplemental Environmental Project will be undertaken in connection with the settlement of a civil enforcement action taken by the United States for violations of the Clean Water Act. The Company specifically denied the allegations of the DOJ and specifically denied any liability based upon those allegations. The Company does not believe the settlement of this matter will have a material adverse effect upon its business.

         The Company is a party to various other lawsuits arising out of the conduct of its business, the majority of which, if adversely determined, would not have a material adverse effect upon the Company.

ITEM     4.  Submission of Matters to a Vote of Security Holders

         On December 10, 2001, a special meeting of the Company's shareholders was held in Alexander City, Alabama to consider a proposal to authorize the Company to increase, without limit, the amount of bonded indebtedness the Company is permitted to incur for purposes of Alabama state law. At September 30, 2001, the Company had outstanding and entitled to vote 31,982,986 shares of the Company's common stock. Of the shares voting at the December 10, 2001 meeting, the results of the vote on the proposal were as follows:

                    Voting For:                              24,601,176
                    Voting Against:                           1,765,481
                    Votes Withheld:                                   0
                    Abstentions:                                427,936
                    Broker Non-Votes:                                 0

EXECUTIVE OFFICERS OF THE COMPANY

         "Election of Directors" on pages 1 through 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002 is incorporated herein by reference.

         Additional executive officers who are not directors are as follows:

                                                  Officer
      Name                        Age              Since             Position
      ----                        ---             -------            --------
Jonathan R. Letzler                45               1998        President and Chief
                                                                    Operating Officer

Robert D. Martin                   54               2000        Senior Vice President/
                                                                    Chief Financial Officer

Floyd G. Hoffman                   59               1999        Senior Vice President,
                                                                    Corporate Development,
                                                                    General Counsel and
                                                                    Secretary

Eric N. Hoyle                      54               1998        Senior Vice President

Carol M. Mabe                      53               2000        Senior Vice President/
                                                                    President and Chief
                                                                    Executive Officer,
                                                                    Russell Athletic

JT Taunton, Jr.                    59               1983        Senior Vice President/
                                                                    President and Chief
                                                                    Executive Officer,
                                                                    Fabrics and Services

Joseph R. Pinkston III             47               2002        Senior Vice President,
                                                                    Human Resources

Nancy N. Young                     53               1998        Vice President,
                                                                    Communications and
                                                                    Community Relations

Larry E. Workman                   58               1987        Corporate Controller

M. Cheryl Barre                    45               2001        Vice President/
                                                                    President, Mass Retail

Steven B. Farley                   51               2001        Vice President, Treasurer

J. Scott Mosteller                 41               2001        Vice President, Operations

Gilbert J. Roberts                 41               2001        Vice President/
                                                                    President, Russell Artwear

Steve R. Forehand                  46               1987        Assistant General Counsel
                                                                    And Assistant Secretary

Christopher M. Champion            31               2001        Associate Counsel, Director
                                                                    Of Government Relations
                                                                    And Assistant Secretary

         Mr. Letzler was employed by the Company in 1998, as Senior Vice President and Chief Executive Officer of JERZEES. He was named President and Chief Operating Officer in 2001. Prior to joining the Company, he was with Sara Lee Corporation, from 1980 to 1998, most recently as President of Hanes Hosiery and prior to that he was President of the Hanes Printables Division.

         Mr. Martin, employed by the Company in 2000, was most recently Senior Vice President and CFO for Sunbeam Corporation's international operations. Prior to joining Sunbeam, he had been with Sara Lee Corporation's branded apparel operations for 22 years, the last 8 years of which he served as Vice President and CFO of the European apparel group.

         Mr. Hoffman was employed by the Company as Senior Vice President, General Counsel and Secretary in 1999 and assumed additional responsibility, as Senior Vice President, corporate development in 2000. Prior to joining the Company, he was Vice President-General Counsel and Secretary for OSI Industries, Inc. from 1996 to 1999. Prior to that, he was Vice President-Deputy General Counsel and Assistant Secretary for Sara Lee Corporation.

         Mr. Hoyle was employed by the Company in 1998 as the Executive Vice President and Chief Financial Officer. He was named President and Chief Executive Officer of Cross Creek Apparel and Senior Vice President of the Company in 2000. Prior to joining the Company, he was most recently with Ithaca Industries, from 1994 to 1998, serving as Chief Financial Officer.

         Ms. Mabe, employed by the Company in 1999, was most recently Vice President of the Company and President and Chief Operating Officer of the Company's Russell Athletic Division. She was named President and Chief Executive Officer of Russell Athletic and Senior Vice President of the Company in 2001. Prior to joining the Company, she was Vice President of strategic marketing for VF Jeanswear, Inc., a subsidiary of VF Corporation. She has also held executive positions with Victoria's Secret Stores and Sara Lee Corporation.

         Mr. Taunton, employed by the Company since 1973, was named President and Chief Executive Officer of Fabrics and Services and Senior Vice President of the Company in 1998. Prior to that, he most recently served as Executive Vice President, Sales and Marketing. He had also previously served as President of the Fabrics Division from 1988 to 1993.

         Mr. Pinkston was employed by the Company in 2002 in his current role. Prior to joining the Company, he was Vice President, Human Resources for Hussmann International where he oversaw all human resources on a worldwide basis for 6 years. Prior to that he served in senior human resources roles for both Barnes International and AlliedSignal where he began his career in operations as a management trainee.

         Ms. Young was employed by the Company in 1998 in her current role. Prior to joining the Company, she was with Sara Lee Corporation from 1984 to 1998, most recently as Director, Corporate Affairs and Community Relations.

         Mr. Workman was named Controller in 1987. He has been employed by the Company since 1969 as an accountant and served as Manager, Cost Accounting, from 1970 to 1987.

         Ms. Barre, employed by the Company since 1999, was named President, Mass Retail and Vice President of the Company in 2001 after serving as President of JERZEES Retail since 1999. Prior to joining the Company, she had been with PepsiCo, Inc., for 15 years, most recently as Vice President for Fountain Beverage of Pepsi-Cola Company.

         Mr. Farley was employed by the Company as Assistant Treasurer in 2001 and named Vice President and Treasurer later that year. Prior to joining the Company, Mr. Farley spent 24 years in corporate and investment banking, and was registered under Series 7 and 63. Most recently, he was a Senior Vice President with First Union Securities, Inc., from June 2000 through April 2001.

         Mr. Mosteller was employed by the Company as President of DeSoto Mills, Inc., in 2000. He was named corporate Vice President, Operations in 2001. Prior to joining the Company, he was with Simpson Performance Products as Chief Operating Officer for 2 years after serving with Sara Lee Corporation's branded apparel operations for 10 years, most recently as Vice President of Sourcing for the European knit products business.

         Mr. Roberts was employed by the Company as President of Russell Artwear and Vice President of the Company in 2001. Prior to joining the Company, he was Chief Operating Officer with Butterfield & Robinson for 2 years. He had previously been with the Company as President of JERZEES Retail Operations in 1999 after being initially employed as Vice President, Planning and Development in 1998. Prior to joining the Company in 1998, Mr. Roberts had served with Sara Lee Corporation for 10 years in a variety of roles.

         Mr. Forehand, employed by the Company in 1985 as Director of Taxes, served as Assistant Secretary from 1987 to 1988 and Secretary from 1989 to 1998, when he was named Assistant General Counsel and Assistant Secretary.

         Mr. Champion joined the Company in 1995 as a staff attorney. He was named Director of Government Relations in 1999 and assumed his current duties as Associate Counsel, Director of Government Relations and Assistant Secretary in 2001.

         All executive officers and all other officers of the Company were elected or re-elected to their positions at the Board of Directors meeting on February 20, 2002.

                                     PART II


ITEM     5.     Market for the Registrant's Common
                Equity and Related Stockholder Matters

         "Dividend and Market Information" on the inside back cover of the Annual Shareholders Report for the year ended December 29, 2001 is incorporated herein by reference.

         The approximate number of holders of the Company's common stock at March 26, 2002 was 8,800.

ITEM     6.     Selected Financial Data

         "Ten Year Selected Financial Highlights" on pages 22 and 23 of the Annual Shareholders Report for the year ended December 29, 2001 is incorporated herein by reference with respect to fiscal years 2001, 2000, 1999, 1998, and 1997.

ITEM     7.     Management's Discussion and Analysis of
                Financial Condition and Results of Operations

         "Management's Discussion and Analysis" on pages 24 through 35 of the Annual Shareholders Report for the year ended December 29, 2001 is incorporated herein by reference.

ITEM  7A.       Quantitative and Qualitative Disclosures About Market Risk

         "Management's Discussion and Analysis" on pages 24 through 35 of the Annual Shareholders Report for the year ended December 29, 2001 is incorporated herein by reference.

ITEM     8.     Financial Statements and Supplementary Data

         The following consolidated financial statements of the registrant and its subsidiaries included in the Annual Shareholders Report for the year ended December 29, 2001 are incorporated herein by reference:

           ...Consolidated Balance Sheets - Years ended December 29, 2001 and
                  December 30, 2000

           ...Consolidated Statements of Operations - Years ended December 29,
                  2001, December 30, 2000 and January 1, 2000

           ...Consolidated Statements of Cash Flows - Years ended December 29,
                  2001, December 30, 2000 and January 1, 2000

           ...Consolidated Statements of Stockholders' Equity - Years ended
                  December 29, 2001, December 30, 2000 and January 1, 2000

           ...Notes to Consolidated Financial Statements - Years ended December
                  29, 2001, December 30, 2000 and January 1, 2000

           ...Report of Independent Auditors

ITEM     9.     Changes in and Disagreements with
                Accountants on Accounting and Financial Disclosure

         None.

                                    PART III


ITEM     10.    Directors and Executive Officers of the Registrant

         "Election of Directors" on pages 1 through 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002 is incorporated herein by reference.

         "Executive Officers of the Company" on pages I-7 through I-9 of this report is incorporated herein by reference.

         "Section 16(a) Beneficial Ownership Reporting Compliance" on page 6 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002 is incorporated herein by reference.

ITEM     11.    Executive Compensation

         "Executive Compensation" on pages 10 through 14 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002 is incorporated herein by reference. "Management Development and Compensation Committee Report on Executive Compensation" and "Comparative Five-Year Cumulative Total Returns Through 12/31/2001" on pages 7 through 10 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002 are incorporated herein by reference, but pursuant to Instruction (9) to Item 402 (a)(3) of Regulation S-K shall not deemed to be filed with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.


ITEM     12.    Security Ownership of Certain Beneficial Owners and Management

         (a) "Principal Shareholders" on pages 4 and 5 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002 is incorporated herein by reference.

         (b) Information concerning security ownership of management set forth on page 3 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002 under the captions "Security Ownership of Executive Officers and Directors" is incorporated herein by reference.

         (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM     13.    Certain Relationships and Related Transactions

         "Transactions with Management and Others" on pages 6 and 7 of the Proxy Statement for the Annual Meeting of Shareholders to be held April 24, 2002 is incorporated herein by reference.


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

         (a)    List of Documents filed as part of this Report:

                (1)   Financial Statements
                           All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K

                (2)   Financial Statement Schedule

                        Schedule                                            Page
                         Number               Description                  Number

                           II           Valuation and Qualifying           IV-6 and IV-7
                                           Accounts

         All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

                (3)   Exhibits (numbered in accordance with Item 601 of
                       Regulation S-K)

                                                                                          Page Number or
                         Exhibit                                                          Incorporation
                         Numbers                 Description                              by Reference to
                         -------                 -----------                              ---------------
                           (3a)       Restated Articles of Incorporation                  IV-10

                           (3b)       Certificate of Adoption of Resolutions by           Exhibit 4.2 to Current Report on
                                      Board of Directors of Russell Corporation           Form 8-K filed September 17, 1999
                                      dated October 25, 1989

                           (3c)       Bylaws                                              IV-11

                           (4a)       Rights Agreement dated as of                        Exhibit 4.1 to Current Report on
                                      September 15, 1999 between the                      Form 8-K filed on September 17,
                                      Company and SunTrust Bank,                          1999
                                      Atlanta, Georgia

                           (4b)       Note Agreement dated as of                          IV-12
                                      December 7, 1995 relating to the
                                      Company's Senior Notes due
                                      November 30, 2008

                           (4c)       Note Agreement dated as of August                   Exhibit (4b) to Annual Report on
                                      28, 1997 relating to the                            Form 10-K for year ended January
                                      Company's Senior Notes due August                   1, 2000
                                      28, 2007

                                                                                          Page Number or
                         Exhibit                                                          Incorporation
                         Numbers                 Description                              by Reference to
                         -------                 -----------                              ---------------
                           (4d)       Amendment No. 9 dated as of                         IV-13
                                      January 31, 2002 relating to the Company's
                                      Senior Notes due August 28, 2007 and the
                                      Company's Senior Notes due November 30,
                                      2008

                           (4e)       Amended and Restated Credit                         IV-14
                                      Agreement dated as of January 31,
                                      2002 relating to the Company's
                                      $250,000,000 Revolving Loan
                                      Facility

                           (4f)       Guarantee and Collateral                            IV-15
                                      Agreement dated as of December
                                      14, 2001 between the Company and
                                      Wachovia Bank, N.A., as
                                      collateral agent

                           (4g)       Intercreditor and Agency                            IV-16
                                      Agreement dated as of December
                                      14, 2001 between the Company and
                                      its primary lenders

                           (4h)       Letter Agreement dated as of                        IV-17
                                      January 31, 2002 between the
                                      Company and its primary lenders

                          (10a)       Fuel supply contract with Russell                   Exhibit 13(c) to Registration
                                      Lands, Incorporated dated May 21,                   Statement No. 2-56574
                                      1975

                          (10b)       1987 Stock Option Plan                              Exhibit 1 to Registration
                                                                                          Statement No. 33-24898

                          (10c)       Russell Corporation 1997                            Exhibit (10f) to Annual Report
                                      Non-Employee Directors' Stock                       on Form 10-K for year ended
                                      Grant, Stock Option and Deferred                    January 2, 1999
                                      Compensation Plan

                                                                                          Page Number or
                         Exhibit                                                          Incorporation
                         Numbers                 Description                              by Reference to
                         -------                 -----------                              ---------------
                          (10d)       Amended and Restated Executive                      Appendix B to Proxy Statement
                                      Incentive Plan                                      dated March 16, 2000

                          (10e)       Russell Corporation Flexible                        Exhibit 4(k) to Registration
                                      Deferral Plan                                       Statement No. 333-89765

                          (10f)       First Amendment to the Russell                      IV-18
                                      Corporation Flexible Deferral Plan

                          (10g)       Russell Corporation 2000 Stock                      Exhibit 4(k) to Registration
                                      Option Plan                                         Statement No. 333-30238

                          (10h)       Russell Corporation Employee                        Exhibit 4(k) to Registration
                                      Stock Purchase Plan                                 Statement No.  333-30236

                          (10i)       Amendment No. 1 to the Russell                      IV-19
                                      Corporation 2000 Employee Stock
                                      Purchase Plan

                          (10j)       Russell Corporation 2000                            Exhibit 4(m) to Registration
                                      Non-Employee Directors'                             Statement No. 333-55340
                                      Compensation Plan

                          (10k)       Amended and Restated Employment                     Exhibit (10m) to Annual Report
                                      Agreement dated April 1, 2001, by                   on Form 10-K for year ended
                                      and between the Company and John                    December 30, 2000
                                      F. Ward

                          (10l)       Amended and Restated Executive                      Exhibit (10n) to Annual Report
                                      Deferred Compensation and Buyout                    on Form 10-K for year ended
                                      Plan dated April 1, 2001, by                        December 30, 2000
                                      and between the Company
                                      and John F. Ward

                          (10m)       Employment Agreement dated                          Exhibit (10n) to
                                      November 20, 1998 by and                            Annual Report
                                      between the Company and Jonathan                    on Form 10-K for year ended
                                      Letzler                                             January 1, 2000

                          (10n)       Change-of-Control Employment                        IV-20
                                      Agreement dated as of December
                                      19, 2001 by and between the
                                      Company and Jonathan Letzler

                                                                                          Page Number or
                         Exhibit                                                          Incorporation
                         Numbers                 Description                              by Reference to
                         -------                 -----------                              ---------------
                          (10o)       Russell Corporation Supplemental                    Exhibit (10p) to
                                      Executive Retirement Plan dated                     Annual Report on Form
                                      February 23, 2000                                   10-K for year ended
                                                                                          December 30, 2000

                          (10p)       Supply Agreement dated as of                        IV-21
                                      December 28, 2001 by and between
                                      the Company and Frontier Yarns,
                                      LLC(1)

                          (10q)       Russell Corporation Supplemental                    IV-22
                                      Retirement Benefit Plan dated
                                      January 24, 1996, as amended
                                      through March 28, 2002

                          (10r)       Employment Agreement dated                          IV-23
                                      September 17, 1999 by and between
                                      the Company and Carol M. Mabe

                          (10s)       Employment Agreement dated August                   IV-24
                                      16, 2000 by and between the
                                      Company and Robert D. Martin

                           (11)       Computations of Income/(Loss) per                   IV-25
                                      Common Share

                           (13)       2001 Annual Report to Shareholders                  IV-26

                           (21)       List of Significant Subsidiaries                    IV-27

                           (23)       Consent of Ernst & Young LLP,                       IV-28
                                      Independent Auditors

                           (24)       Powers of Attorney                                  IV-29

                           (99)       Proxy Statement for April 24, 2002                  IV-30
                                      Annual Shareholders' Meeting

--------
(1) Portions of the Supply Agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission (the "SEC"). The omitted material has been filed separately with the SEC.

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

(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the fourth quarter of the year ended December 29, 2001.

                SCHEDULE II - - VALUATION AND QUALIFYING ACCOUNTS
                      RUSSELL CORPORATION AND SUBSIDIARIES


--------------------------------------------------------------------------------------------------------------------------
                                         BALANCE AT      ADDITIONS                                               BALANCE
                                         BEGINNING    CHARGED TO COSTS                                            AT END
   DESCRIPTION                           OF PERIOD      AND EXPENSES     ACQUISITIONS      DEDUCTIONS           OF PERIOD
--------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 29, 2001
  Allowance for doubtful accounts        $7,816,440      $ 5,776,937                       $ 1,625,306         $11,968,071
  Reserve for discounts and returns       1,979,833       16,278,217                        14,442,289           3,815,761
                                         -----------      -----------      -----------     -----------         -----------

                             TOTALS      $9,796,273      $22,055,154      $        --      $16,067,595         $15,783,832
                                         ==========      ===========      ===========      ===========         ===========


YEAR ENDED DECEMBER 30, 2000
  Allowance for doubtful accounts        $4,520,566      $ 4,857,941      $        --      $ 1,562,067(1)      $ 7,816,440
  Reserve for discounts and returns       3,391,201        7,731,241                0        9,142,609(2)        1,979,833
                                         ----------      -----------      -----------      -----------         -----------

                             TOTALS      $7,911,767      $12,589,182      $        --      $10,704,676         $ 9,796,273
                                         ==========      ===========      ===========      ===========         ===========


YEAR ENDED JANUARY 1, 2000
  Allowance for doubtful accounts        $5,363,868      $   412,214      $         0      $ 1,255,516(1)      $ 4,520,566
  Reserve for discounts and returns       3,198,242        1,984,423                0        1,791,464(2)        3,391,201
                                         ----------      -----------      -----------      -----------         -----------

                             TOTALS      $8,562,110      $ 2,396,637      $         0      $ 3,046,980         $ 7,911,767
                                         ==========      ===========      ===========      ===========         ===========

(1) Uncollectible accounts written off, net of recoveries
(2) Discounts and returns allowed customers during the year

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      RUSSELL CORPORATION AND SUBSIDIARIES



----------------------------------------------------------------------------------------------------------------------------------
                                            RESERVE AT       ADDITIONS                                                  RESERVE
                                            BEGINNING     CHARGED TO COSTS                                               AT END
   DESCRIPTION                              OF PERIOD       AND EXPENSES     ACQUISITIONS       DEDUCTIONS              OF PERIOD
----------------------------------------------------------------------------------------------------------------------------------

YEAR ENDED DECEMBER 29, 2001
       Asset impairment                     $29,340,000      $ 82,255,000      $        --      $ 68,305,000(4)(5)      $43,290,000
       Employee termination charges           3,320,000        23,808,000               --        15,455,000(3)          11,673,000
       Inventory write-downs                  2,930,000        13,084,000               --         6,839,000(5)           9,175,000
       Termination of certain licenses
                and contracts                 2,406,000         6,387,000               --         7,376,000(3)           1,417,000
       Exit cost related to facilities               --        11,577,000               --         8,528,000(3)           3,049,000
       Other                                  1,451,000         6,981,000               --         7,707,000(3)             725,000
                                            -----------      ------------      -----------      ------------            -----------

                                TOTALS      $39,447,000      $144,092,000      $        --      $114,210,000            $69,329,000
                                            ===========      ============      ===========      ============            ===========


YEAR ENDED DECEMBER 30,2000
  Asset impairment and                      $14,632,000      $ 34,000,000      $        --      $ 19,292,000(4)(5)      $29,340,000
    accelerated depreciation
  Employee termination charges                4,770,000        11,834,000               --        13,284,000(3)           3,320,000
  Inventory write-downs                       3,251,000         3,648,000               --         3,969,000(5)           2,930,000
  Termination of certain licenses
    and contracts                             1,223,000         3,313,000               --         2,130,000              2,406,000
  Exit cost related to facilities               534,000         4,596,000               --         5,130,000(3)                  --
  Other                                              --         7,620,000               --         6,169,000(3)           1,451,000
                                            -----------      ------------      -----------      ------------            -----------

                                TOTALS      $24,410,000      $ 65,011,000      $        --      $ 49,974,000            $39,447,000
                                            ===========      ============      ===========      ============            ===========


YEAR ENDED JANUARY 1, 2000
  Asset impairment and                      $ 3,951,000      $ 28,459,000      $        --      $ 17,778,000(4)(5)      $14,632,000
    accelerated depreciation
  Employee termination charges                4,567,000        17,542,000               --        17,339,000(3)           4,770,000
  Inventory write-downs                       1,964,000         4,988,000               --         3,701,000(5)           3,251,000
  Termination of certain licenses
    and contracts                             1,223,000                --               --                --              1,223,000
  Exit cost related to facilities               534,000        11,743,000               --        11,743,000(3)             534,000
  Other                                              --         7,989,000               --         7,989,000(3)                  --
                                            -----------      ------------      -----------      ------------            -----------

                                TOTALS      $12,239,000      $ 70,721,000      $        --      $ 58,550,000            $24,410,000
                                            ===========      ============      ===========      ============            ===========

(3) Represents cash paid
(4) Represents asset write-offs
(5) Represents assets sold after write-downs

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.




                                         RUSSELL CORPORATION
                                           (Registrant)


         Date 3/28/02        By            /s/ John F. Ward
              -------           ------------------------------------------------
                                             John F. Ward
                                           Chairman and CEO


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


           /s/ John F. Ward              Chairman and CEO               3/28/02
         ---------------------------                                    -------
               John F. Ward                                              Date



                                         Senior Vice President and
           /s/ Robert D. Martin              Chief Financial Officer    3/28/02
         ---------------------------                                    -------
               Robert D. Martin                                          Date



           /s/ Herschel M. Bloom             Director                   3/28/02
          --------------------------                                    -------
               Herschel M. Bloom                                         Date



           /s/ Ronald G. Bruno               Director                   3/28/02
          --------------------------                                    -------
               Ronald G. Bruno                                           Date



           /s/ Timothy A. Lewis              Director                   3/28/02
         ----------------------------                                   -------
               Timothy A. Lewis                                          Date



           /s/ C. V. Nalley III              Director                   3/28/02
         ----------------------------                                   -------
               C. V. Nalley III                                          Date

           /s/ Margaret M. Porter         Director                      3/28/02
         ---------------------------                                    -------
               Margaret M. Porter                                        Date



           /s/ Mary Jane Robertson        Director                      3/28/02
         ---------------------------                                    -------
               Mary Jane Robertson                                       Date



           /s/ Benjamin Russell           Director                      3/28/02
         ---------------------------                                    -------
               Benjamin Russell                                          Date



           /s/ John R. Thomas             Director                      3/28/02
         ---------------------------                                    -------
               John R. Thomas                                            Date



           /s/ John A. White              Director                      3/28/02
         ---------------------------                                    -------
               John A. White                                             Date



           /s/ Larry E. Workman           Controller                    3/28/02
         ---------------------------      (Principal Accounting Officer)-------
               Larry E. Workman                                          Date