Form 10-Q
period 2002-03-31
RUSSELL CORP
filed 2002-05-15
CIK 85812

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002               Commission file number 0-1790



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


                                  (678)742-8000
              (Registrant's telephone number, including area code)




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes X No


The number of shares outstanding of each of the issuer's classes of common stock.

               Class                                Outstanding at May 13, 2002

Common Stock, Par Value $ .01 Per Share                   32,093,863 shares
                                                         (Excludes Treasury)

                               RUSSELL CORPORATION
                                      INDEX


                                                                                               Page No.
                                                                                               --------
         Part I.  Financial Information:

            Item 1.  Financial Statements

                    Consolidated Condensed Balance Sheets --
                         March 31, 2002 and December 29, 2001                                     2

                    Consolidated Condensed Statements of Operations --
                         Thirteen Weeks Ended March 31, 2002 and April 1, 2001                    3

                    Consolidated Condensed Statements of Cash Flows --
                         Thirteen Weeks Ended March 31, 2002 and April 1, 2001                    4

                    Notes to Consolidated Condensed Financial Statements                          5


            Item 2. Management's Discussion and Analysis of Results of Operations and

                    Liquidity and Capital Resources                                              11

            Item 3. Quantitative and Qualitative Disclosure about Market Risk                    13

         Part II. Other Information:

            Item 1. Legal Proceedings                                                            13

            Item 4. Submission of Matters to a Vote of Security Holders                          13

            Item 6. Exhibits and Reports on Form 8-K                                             13

                               RUSSELL CORPORATION
                      Consolidated Condensed Balance Sheets
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                           March 31           December 29
                                                                             2002                 2001
                                                                             ----                 ----
               ASSETS                                                     (Unaudited)           (Note 1)
         Current assets:
               Cash                                                       $    12,271         $     5,882
               Accounts receivable, net                                       167,264             166,105
               Inventories - Note 2                                           372,777             360,338
               Prepaid expenses & other current assets                         37,658              40,975
                                                                          -----------         -----------

                          Total current assets                                589,970             573,300

         Property, plant & equipment                                        1,053,221           1,051,669
         Less accumulated depreciation                                       (704,457)           (695,384)
                                                                          -----------         -----------
                                                                              348,764             356,285

         Other assets                                                          66,623              65,585
                                                                          -----------         -----------

                          Total assets                                    $ 1,005,357         $   995,170
                                                                          ===========         ===========

               LIABILITIES & STOCKHOLDERS' EQUITY
         Current liabilities:

               Accounts payable & accrued expenses                        $   130,447         $   126,026
               Short-term debt                                                  3,487               6,187
               Current maturities of long-term debt                            39,271              39,271
                                                                          -----------         -----------

                          Total current liabilities                           173,205             171,484

         Long-term debt, less current maturities                              317,994             310,936

         Deferred liabilities                                                  58,642              58,519

         Stockholders' equity:
               Common stock, par value $.01 per share; authorized
                  150,000,000 shares, issued 41,419,958 shares                    414                 414
               Paid-in capital                                                 45,211              45,392
               Retained earnings                                              647,627             646,279
               Treasury stock, at cost (9,400,492 shares at
                    3/31/02 and 9,411,462 shares at 12/29/01)                (222,869)           (223,172)
               Accumulated other comprehensive loss                           (14,867)            (14,682)
                                                                          -----------         -----------
                          Total stockholders' equity                          455,516             454,231
                                                                          -----------         -----------

                          Total liabilities & stockholders' equity        $ 1,005,357         $   995,170
                                                                          ===========         ===========



     See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Operations
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)


                                                                          13 Weeks Ended
                                                                          --------------
                                                                    March 31            April 1
                                                                      2002                2001
                                                                      ----                ----
         Net sales                                               $    215,825         $   240,994
         Costs & expenses:
               Cost of goods sold                                     155,989             175,938
               Selling, general & administrative expenses              48,968              53,040
               Interest expense                                         6,694               7,448
               Other (income) expense - net                               (11)                957
                                                                 ------------         -----------
                                                                      211,640             237,383
                                                                 ------------         -----------

         Income before income taxes                                     4,185               3,611

         Provision for income taxes                                     1,557               1,372
                                                                 ------------         -----------

               Net income                                        $      2,628         $     2,239
                                                                 ============         ===========

         Weighted-average common shares outstanding:
               Basic                                               32,016,884          31,902,656
               Diluted                                             32,037,374          32,302,659

         Net income per common share:
               Basic                                             $       0.08         $      0.07
               Diluted                                                   0.08                0.07

         Cash dividends per common share                         $       0.04         $      0.14


     See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                      13 Weeks Ended
                                                                                      --------------
                                                                                  March 31         April 1
                                                                                    2002             2001
                                                                                    ----             ----
         Operating Activities:
                 Net income                                                       $  2,628         $  2,239
                 Adjustments to reconcile net income to
                       cash provided by (used in) operating activities:
                             Depreciation                                           11,741           12,479
                             Amortization                                               58              422
                             Deferred income tax benefit                                --                2
                             Gain on sale of property, plant & equipment               (86)             (21)
                             Non-cash restructuring, asset impairment &
                                   other unusual charges                                --              760
                             Foreign currency transaction loss (gain)                   99           (1,057)
                             Changes in operating assets & liabilities:
                                   Accounts receivable                              (1,352)          14,324
                                   Inventories                                     (13,039)         (53,047)
                                   Prepaid expenses & other current assets           3,211           (1,816)
                                   Other assets                                      1,106           (1,267)
                                   Accounts payable & accrued expenses               3,713           (9,283)
                                   Other deferred liabilities                          942            3,119
                                                                                  --------         --------

                 Net cash provided by (used in) operating activities                 9,021          (33,146)

         Investing Activities:
                 Purchases of property, plant & equipment                           (4,037)         (13,319)
                 Proceeds from the sale of property, plant & equipment                 664              474
                                                                                  --------         --------

                 Net cash used in investing activities                              (3,373)         (12,845)


         Financing Activities:
                 Borrowings on credit facility - net                                 7,052           51,718
                 Payments on short-term debt                                        (2,598)              --
                 Debt issuance cost                                                 (2,470)              --
                 Dividends on common stock                                          (1,280)          (4,468)
                 Distribution of treasury stock                                        122              178
                                                                                  --------         --------
                 Net cash provided by financing activities                             826           47,428

         Effect of exchange rate changes on cash                                       (85)           1,076
                                                                                  --------         --------
                 Net increase in cash                                                6,389            2,513

         Cash balance at beginning of period                                         5,882            4,193
                                                                                  --------         --------
         Cash balance at end of period                                            $ 12,271         $  6,706
                                                                                  ========         ========

     See accompanying notes to consolidated condensed financial statements.

                               RUSSELL CORPORATION
              Notes to Consolidated Condensed Financial Statements

1. The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim, consolidated, condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of March 31, 2002, and the results of our operations for the thirteen week period ended March 31, 2002 and April 1, 2001, and our cash flows for the thirteen week period ended March 31, 2002 and April 1, 2001.

     The balance sheet at December 29, 2001, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

     For further information, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended December 29, 2001.

     Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen week period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full year.

2.   The components of inventories consist of the following: (in thousands)

                                               3/31/02          12/29/01           4/1/01
                                               -------          --------           ------
         Finished goods                      $ 307,335         $ 297,571         $ 342,692
         Work in process                        44,747            42,136            77,930
         Raw materials and supplies             23,488            23,424            42,349
                                             ---------         ---------         ---------
                                               375,570           363,131           462,971
         LIFO and lower-of-cost or
              market adjustments, net           (2,793)           (2,793)           (5,286)
                                             ---------         ---------         ---------
                                             $ 372,777         $ 360,338         $ 457,685
                                             =========         =========         =========

3. In July 1998, we adopted a restructuring and reorganization program with the objective of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. The plan originally called for the closing of a number of our world-wide facilities, which included selected manufacturing plants, distribution centers and offices; expanding production outside the United States; consolidating and downsizing the licensed products businesses; disposing of owned shopping-center real estate; reorganizing the corporate structure; establishing a dual headquarters in Atlanta, GA in addition to Alexander City, AL; as well as other cost saving activities. In July 2001, we announced an extension of this program to align the organization by distribution channel to provide stronger customer service, supply chain management, and more cost-effective operations.

     During the first quarter of 2002, we did not incur any additional restructuring charges ("special charges").

     The special charges reflected in the consolidated condensed statements of operations are as follows: (in thousands)

                                                       13 Weeks Ended
                                                           4/1/01
                                                           ------
         Exit costs related to facilities                  $1,148
         Impairment of facilities & equipment
             held for disposal                                760
         Expenses associated with the establishment
             of dual headquarters                             680
         Other                                                134
                                                           ======
         Total before taxes                                 2,722
                                                           ======
         Total after taxes                                 $1,687
                                                           ======

     These charges have been classified in the consolidated condensed statements of operations as follows: (in thousands)

                                                       13 Weeks Ended
                                                           4/1/01
                                                           ------
         Cost of goods sold                                $   40
         Selling, general & administrative expenses           680
         Other, net                                         2,002
                                                           ------
                                                           $2,722
                                                           ======

     A summary of activity in the restructuring liability accounts follows: (in thousands)

                                                                13 Weeks Ended
                                                           03/31/02         04/01/01
                                                           --------         --------
         Restructuring liabilities at
             beginning of period                           $ 16,139         $ 5,726
         Exit costs accrued                                      --           1,148
         Other charges                                           --             814
         Payments charged to the liability accounts          (4,554)         (4,139)
                                                           --------         -------
         Restructuring liabilities at end of period        $ 11,585         $ 3,549
                                                           ========         =======

     At March 31, 2002, we held for sale certain closed facilities with an adjusted carrying value of approximately $18.7 million, which have been included in property, plant and equipment as part of the domestic activewear segment.

4. We are a co-defendant in Locke, et al. v. Russell Corporation, et al., in Jefferson County, Alabama. Of the fifteen original plaintiff families in this case, ten have withdrawn from the case, leaving only five plaintiff families. The claims asserted in the complaint are for trespass and nuisance relating to property owned by the plaintiffs on Lake Martin in a subdivision of Alexander City, Alabama called the Raintree Subdivision. The plaintiffs in this case have not specified the amount of damages they are seeking. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001 in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). This case has been consolidated with the Locke case. The claims and allegations in the Locke and Gould cases are virtually identical to a similar case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in our favor in a ruling by the Supreme Court of Alabama in 2001. We plan to vigorously defend the Locke and Gould suits.

     By letter dated January 13, 2000, we were notified by the United States Department of Justice ("DOJ") that the DOJ intended to institute legal proceedings against us and certain other parties alleging violations by those parties of the Clean Water Act in connection with the treatment and discharge of waste at a water treatment facility operated by the City of Alexander City, Alabama. Since that time, we and the other parties engaged in discussions with the DOJ. On March 5, 2002, we and two other parties, with no admission of liability, entered into a Consent Decree with the DOJ whereby we and the other parties agreed (i) to pay a civil penalty of $30,000, of which we will pay $10,000 and (ii) to participate in a Supplemental Environmental Project, the cost of which will be approximately $197,000, of which we will pay approximately $112,000. We are not required to undertake any corrective or remedial action under the terms of the Consent Decree. The Consent Decree must be judicially approved after public comment, but we have no reason to believe such approval will be withheld. The Supplemental Environmental Project will be undertaken in connection with the settlement of a civil enforcement action taken by the United States for violations of the Clean Water Act. We specifically denied the allegations of the DOJ and specifically denied any liability based upon those allegations. We do not believe the settlement of this matter will have a material adverse effect upon us.


     We also are a party to various other lawsuits arising out of the conduct of our business. We do not believe that any of these lawsuits, if adversely determined, would have a material adverse effect upon us.

5. Earnings per share calculated in accordance with SFAS 128, Earnings Per Share, are as follows: (in thousands except share and per share amounts)

                                                               13 Weeks Ended
                                                               --------------
                                                         3/31/02              4/1/01
                                                         -------              ------

     Net income                                        $     2,628        $     2,239
                                                       ===========        ===========

     Basic calculation:

     Weighted-average common shares outstanding         32,016,884         31,902,656
                                                       ===========        ===========

     Net income per common share-basic                 $      0.08        $      0.07
                                                       ===========        ===========

     Diluted calculation:

     Weighted-average common shares outstanding         32,016,884         31,902,656

     Net common shares issuable
          on exercise of dilutive stock options             20,490            400,003
                                                       -----------        -----------

                                                        32,037,374         32,302,659
                                                       ===========        ===========

     Net income per common share-diluted               $      0.08        $      0.07
                                                       ===========        ===========

6. For the periods ended March 31, 2002 and April 1, 2001, accumulated other comprehensive loss as shown in the consolidated condensed balance sheets was comprised of foreign currency translation adjustments, and FAS 133 adjustments which consists of interest rate swap agreements, cotton futures contracts for 2001 only, and foreign currency forward contracts. The components of comprehensive loss, net of tax, for these periods were as follows: (in thousands)

                                                         13 Weeks Ended
                                                         --------------
                                                     3/31/02          4/1/01
                                                     -------          ------
     Net income                                      $ 2,628         $ 2,239
     Foreign currency translation loss                  (898)         (1,729)
     Change in unrealized value of derivative
         instruments                                     713          (1,051)
     Cumulative effect adjustment (SFAS 133)              --            (578)
                                                     -------         -------
     Comprehensive income (loss)                     $ 2,443         $(1,119)
                                                     =======         =======

7. We operate our business in two reportable segments: Domestic Activewear and International Activewear. Domestic Activewear is further organized into three business lines, which are aligned by distribution channel: Russell Athletic, Mass Retail, and Artwear/Careerwear. The International Activewear business sells our products in more than 40 countries.

     In 2001, we realigned our domestic organizational structure by distribution channel to provide a stronger focus on customer service, marketing, supply chain management and cost effective operations. Accordingly, the segment data presented herein for 2001 has been restated to present our segment data on the new basis of segment reporting. The business units that were previously shown as "all other" are now considered part of our Domestic Activewear segment.

     Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (Segment EBIT). The accounting policies of the reportable segments are the same as those described in Note One to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2001, except that inventories are valued at standard cost at the segment level, whereas a substantial portion of inventories are valued on a Last-In, First-Out (LIFO) basis in the consolidated financial statements. Intersegment transfers are recorded at cost; there is no intercompany profit or loss on intersegment transfers.

                                                13 Weeks ended March 31, 2002
                                                        (in thousands)

                                       Domestic         International
                                      Activewear          Activewear             Total
                                      ----------          ----------             -----
     Net sales                         $195,135            $20,690            $  215,825
     Depreciation &
       amortization expense              11,639                160                11,799
     Segment EBIT                        14,190                120                14,310
     Total assets                       947,096             58,261             1,005,357

                                                       13 Weeks ended April 1, 2001
                                                              (in thousands)

                                              Domestic         International
                                             Activewear          Activewear             Total
                                             ----------          ----------             -----
     Net sales                               $  222,336            $18,658            $ 240,994
     Depreciation &
       amortization expense                      12,410                491               12,901
     Segment EBIT                                19,908                463               20,371
     Special charges not included
         in Segment EBIT                          2,441                281                2,722
     Total assets                             1,115,807             76,300            1,192,107

     A reconciliation of combined segment EBIT to consolidated income before income taxes is as follows:

                                                         13 Weeks Ended
                                                         --------------
                                                     3/31/02          4/1/01
                                                     -------          ------
     Total segment EBIT                             $ 14,310          $ 20,371
     Special charges                                      --           (2,722)
     Unallocated amounts:
         Corporate expenses                           (3,431)          (6,590)
         Interest expense                             (6,694)          (7,448)
                                                    --------         --------

     Consolidated income before income taxes        $  4,185         $  3,611
                                                    ========         ========


      NET SALES BY DISTRIBUTION CHANNEL
      (in thousands)

                                            13 Weeks Ended
                                            --------------
                                        3/31/02          4/1/01
                                        -------          ------
     Domestic Russell Athletic            59,056          61,420
     Domestic Mass Retail               $ 42,363        $ 47,218
     Domestic Artwear/Careerwear          93,716         113,698
     International Activewear             20,690          18,658
                                        --------        --------
     Consolidated total                 $215,825        $240,994
                                        ========        ========

8.   In August 2001, the FASB issued SFAS No. 144, Accounting for the
     Impairment or Disposal of Long-Lived Assets that supersedes FASB Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s)in which the losses are incurred (rather than as of the measurement date as presently required by APB 30). We adopted SFAS No. 144 in the first quarter of 2002. The new rules had no impact on our consolidated financial position or our results of operations.


9. On December 29, 2001, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminates amortization of goodwill and requires an annual impairment test. SFAS No. 142 requires that impairment be tested at the reporting unit level, using a two-step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying value. Purchased intangibles with indefinite economic lives will be tested for impairment annually using a lower of cost or fair value approach. Other intangibles will continue to be amortized over their useful lives and reviewed for impairment.

     The following table presents the impact of SFAS No. 142 on net income and net income per share had the standard been in effect for the first quarter of fiscal 2001.

                                                              Thirteen Weeks Ended
                                                              --------------------
                                                            March 31        April 1
                                                              2002            2001
                                                              ----            ----
     Reported net income                                   $   2,628       $   2,239
     Proforma SG&A adjustments:
            Amortization of goodwill                                             281
            Amortization of trademarks and licenses                               79
                                                           ---------       ---------
            Total proforma SG&A adjustments                       --             360
            Income tax effect                                                   (101)
                                                           ---------       ---------
            Net proforma SG&A adjustments                         --             259
                                                           ---------       ---------
     Adjusted net income                                   $   2,628       $   2,498
                                                           =========       =========

     Reported net income per share                         $    0.08       $    0.07
     Adjusted net income per share                         $    0.08       $    0.08
     Reported net income per share diluted                 $    0.08       $    0.07
     Adjusted net income per share diluted                 $    0.08       $    0.08


     We have not completed the goodwill or other intangible asset impairment tests at this time.

     However, we do not anticipate any transitional impairment will be recognized. We also are required to perform the impairment tests on an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings.

     Item 2. Management's Discussion and Analysis of Results of Operations and Liquidity and Capital Resources

     RESULTS OF OPERATIONS

     Thirteen weeks ended March 31, 2002 compared to April 1, 2001

     NET SALES. Net sales decreased 10.4%, or $25.2 million, to $215.8 million for the first quarter of 2002 from $241.0 million in the first quarter of 2001. The decrease in net sales for the 2002 first quarter consisted of a 12.2% decline, or $27.2 million, in the Domestic Activewear segment. Partially offsetting this decrease, net sales for the International Activewear segment increased 10.9%, or $2.0 million, primarily due to higher sales of our Discus(R) brand in Japan.

     Overall dozens shipped within the Domestic Activewear segment were down 3.6% from the 2001 first quarter. Reduced consumer spending combined with the unseasonably warm weather impacted net sales of $195.1 million for our Domestic Activewear segment during the 2002 first quarter. Our Domestic Activewear segment is organized into three business lines, which are aligned by distribution channel: Russell Athletic, Mass Retail and Artwear/Careerwear. Russell Athletic net sales decreased 3.8% to $59.1 million in the 2002 first quarter. Net sales in Mass Retail decreased $4.9 million, or 10.3% to $42.4 million. Net sales in Artwear/Careerwear decreased 17.6% to $93.7 million in 2002 first quarter, reflecting industry-wide lower prices, primarily in the promotional white T-shirt market, and reduced corporate spending for our higher priced products, such as sports shirts, denims, and wovens.

     GROSS PROFIT AND GROSS MARGIN. Our gross profit was $59.8 million, or a 27.7% gross margin, in 2002 first quarter versus a gross profit of $65.1 million, or a 27.0% gross margin, in 2001 first quarter. Our gross margins were positively impacted by cost savings attributable to our restructuring and reorganization program and our other ongoing efforts to improve and streamline our manufacturing processes, as well as our continued focus on reducing expenses. However, these positive impacts to our gross margins were partially offset by pricing pressures (primarily in our artwear products) and curtailed production schedules (estimated at $2.0 million, or $.04 per share, in 2002 first quarter versus the comparable year-ago period).

     SELLING, GENERAL AND ADMINISTRATIVE (SG&A). SG&A decreased $4.1 million to $49.0 million, or 22.7% of net sales, in the 2002 first quarter versus $53.0 million, or 22.0% of net sales, in 2001 first quarter. Excluding the impact of special charges in 2001 first quarter, SG&A was $52.4 million, or 21.7% of net sales.

     EARNINGS BEFORE INTEREST AND TAXES (EBIT). Consolidated EBIT was $10.9 million, or 5.0% of net sales, in the 2002 first quarter versus $11.1 million, or 4.6% of net sales, in the 2001 first quarter. Exclusive of special charges in the 2001 first quarter, consolidated EBIT was $13.8 million, or 5.7% of net sales. This decrease is primarily attributed to lower volumes and pricing pressure (mainly in our Domestic Artwear/Careerwear products) and curtailed production schedules.

     LIQUIDITY AND CAPITAL RESOURCES

     Our current ratio was 3.4 and 4.2 at March 31, 2002 and April 1, 2001, respectively. Total debt to capitalization decreased to 44.2% at March 31, 2002, versus 47.7% at April 1, 2001, reflecting our reduced levels of working capital.

     On April 18, 2002, we announced that we had completed our refinancing. The new financial structure includes:


     - $325 million in Senior Secured Credit Facilities (the "Facilities"). The Facilities include a five year $300 million Senior Secured Revolving Credit Facility and a five year $25 million Senior Secured Term Loan; and

     -    $250 million in 9.25% Senior Unsecured Notes (the "Senior Notes") due
          2010.


     We used the net proceeds of the Senior Notes offering together with $132.4 million of the initial borrowings under the Facilities to repay the outstanding balances, accrued interest, prepayment penalties and expenses under our existing revolving credit facility, and long-term notes and to pay issuance costs. We will incur one-time, pre-tax charges of approximately $20 million ($12.5 million after tax) associated with our refinancing activities. These charges will be recognized as an extraordinary item during the second quarter of 2002. We intend to use the additional availability under the Facilities for working capital and general corporate purposes.

     The Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements.

     We believe that cash flow available from operations and availability under our Facilities will be sufficient to operate our business and meet our foreseeable liquidity requirements, including debt service on the Senior Notes and the Facilities. Our availability under the new Revolving Credit Facility is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory.

     Borrowings under our Facilities will be subject to mandatory prepayment equal to (1) 100% of the net proceeds received by us from the issuance of debt securities; and (2) 50% of the net proceeds received from our sale of or disposition of all or any part of certain of our assets.

     The Facilities and the indenture governing the Senior Notes impose certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; issue redeemable preferred stock and non-guarantor subsidiary preferred stock; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidation; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and restrict distributions from subsidiaries.

     CONTINGENCIES

     For information concerning our ongoing litigation, see Note 4 to the Consolidated Condensed Financial Statements.

     RECENT DEVELOPMENTS

     See Liquidity and Capital Resources

     FORWARD LOOKING INFORMATION

     This Quarterly Report on Form 10-Q, including management's discussion and analysis, contains certain statements that describe our beliefs concerning future business conditions, prospects, growth opportunities, new product lines and the outlook for our company based upon currently available information. Wherever possible, we have identified these "forward looking" statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as "anticipates", "believes", "intends", "estimates", "expects", "projects", and similar phrases. These forward looking statements are based upon assumptions we believe are reasonable. Such forward looking statements are subject to risks and uncertainties, which could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including among other matters: economic conditions, including those specific to the retail industry; significant competitive activity, including promotional and price competition; changes in customer demand for our products; inherent risks in the marketplace associated with new products and new product lines; the availability of sufficient funds to meet foreseeable operating and liquidity requirements; the ability to effect organization savings, manufacturing and distribution efficiencies and inventory management in line with expected savings; effects of lawsuits and government regulations; dependence on licenses from third parties; price volatility of raw materials; reliance on a few customers for a portion of our sales; continued consolidation in the retail industry; risks related to our international operations; protection of our intellectual property; and other risk factors listed from time to time in our SEC reports and announcements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption "Forward Looking Information" in our Annual Report on Form 10-K for the year ended December 29, 2001. The risks listed above are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

     Item 3.  Quantitative and Qualitative Disclosure about Market Risk

     We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. There has been no material change in our market risks that would significantly affect the disclosures made in our Annual Report on Form 10-K for the year ended December 29, 2001.

     PART II - OTHER INFORMATION

     Item 1.  Legal Proceedings

     Contingencies

     For information concerning our ongoing litigation, see Note 4 to the Consolidated Condensed Financial Statements.

     Item 4.  Submission of Matters to a Vote of Security Holders

     (a)  The Annual Meeting of Shareholders was held on April 24, 2002.

     At the Annual Meeting, shareholders voted upon the following nominees to serve as Directors for a three-year term expiring in 2005. The results of the vote are as follows:


                        Name                          For                           Withheld
                        ----                          ---                           --------
                        Herschel M. Bloom             28,428,527                    1,765,593
                        Ronald G. Bruno               28,426,548                    1,767,572
                        Mary Jane Robertson           28,428,036                    1,766,084

     All nominees were elected.

     John F. Ward, Benjamin Russell, and Margaret M. Porter will continue in office until their terms expire in 2003. Tim Lewis, C. V. Nalley, III, John
     R. Thomas, and John A. White will continue in office until their terms expire in 2004.

     Item 6.   Exhibits and Reports on Form 8-K

     (a) Exhibits

               Exhibit
               Number         Description
               ------         -----------
                 4.1          Loan and Security Agreement dated as of April 18, 2002 relating to the Company's $300,000,000 Revolving Credit Facility and $25,000,000
                              Term Loan Facility(1)


                 4.2          Indenture dated as of April 18, 2002 relating to the Company's 9.25%
                              Senior Notes due 2010

                 4.3          Registration Rights Agreement dated as of April 18, 2002 relating to the Company's 9.25% Senior Notes due 2010

                 4.4          Purchase Agreement dated as of April 18, 2002 relating to the
                              Company's 9.25% Senior Notes due 2010

     (b) Reports on Form 8-K

         On April 18, 2002, we filed a Form 8-K announcing the completion of the refinancing of our current debt.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

                                                 RUSSELL CORPORATION
                                     ------------------------------------------
                                                    (Registrant)



Date  May 15, 2002                               /s/ Robert D. Martin
      ------------                   ------------------------------------------
                                     Robert D. Martin
                                          Senior Vice President and
                                          Chief Financial Officer


Date  May 15, 2002                              /s/ Larry E. Workman
      ------------                   ------------------------------------------
                                     Larry E. Workman, Controller
                                          (Principal Accounting Officer)


----------
(1) Portions of the Loan and Security Agreement have been omitted pursuant to a request for confidential treatment filed with the Securities and Exchange Commission ("SEC"). The omitted material has been filed separately with the SEC.