Form 10-Q
period 2002-06-30
RUSSELL CORP
filed 2002-08-14
CIK 85812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002	Commission file number 0-1790

RUSSELL CORPORATION
(Exact name of registrant as specified in its charter)

Alabama (State or other jurisdiction of incorporation or organization)	63-0180720 (I.R.S. Employer Identification No.)

3330 Cumberland Blvd, Suite 800, Atlanta, Georgia 30339
and
755 Lee Street, Alexander City, Alabama 35011-0272
(Address of principal executive offices) (Zip Code)

(678) 742-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

The number of shares outstanding of each of the issuer’s classes of common stock.

Class	Outstanding at August 6, 2002

Common Stock, Par Value $.01 Per Share	32,155,826 shares (Excludes Treasury)

RUSSELL CORPORATION
INDEX

Page No

Part I. Financial Information:
Item 1. Financial Statements
Consolidated Condensed Balance Sheets — June 30, 2002 and December 29, 2001	2
Consolidated Condensed Statements of Operations —
Thirteen Weeks Ended June 30, 2002 and July 1, 2001	3
Twenty-six Weeks Ended June 30, 2002 and July 1, 2001	4
Consolidated Condensed Statements of Cash Flows — Twenty-six Weeks Ended June 30, 2002 and July 1, 2001	5
Notes to Consolidated Condensed Financial Statements	6
Item 2. Management’s Discussion and Analysis of Results of Operations and Liquidity and Capital Resources	20
Item 3. Quantitative and Qualitative Disclosure about Market Risk	26
Part II. Other Information:
Item 1. Legal Proceedings	26
Item 6. Exhibits and Reports on Form 8-K	26

PART I — FINANCIAL INFORMATION
RUSSELL CORPORATION

Consolidated Condensed Balance Sheets
(In Thousands Except Share and Per Share Amounts)
(Unaudited)

	June 30,	December 29,
	2002	2001

	(Unaudited)	(Note 1)
ASSETS
Current assets:
Cash	$6,791	$5,882
Accounts receivable, net	188,480	166,105
Inventories — Note 2	386,690	360,338
Prepaid expenses & other current assets	43,975	40,975

Total current assets	625,936	573,300
Property, plant & equipment	1,038,837	1,051,669
Less accumulated depreciation	(699,712)	(695,384)

	339,125	356,285
Other assets	76,068	65,585

Total assets	$1,041,129	$995,170

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74,352	$61,505
Accrued expenses	73,269	64,521
Short-term debt	6,940	6,187
Current maturities of long-term debt-Note 3	5,000	39,271

Total current liabilities	159,561	171,484
Long-term debt, less current maturities-Note 3	373,793	310,936
Deferred liabilities	58,520	58,519
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares, issued 41,419,958 shares	414	414
Paid-in capital	43,733	45,392
Retained earnings	640,202	646,279
Treasury stock, at cost (9,279,117 shares at 6/30/02 and 9,411,462 shares at 12/29/01)	(219,714)	(223,172)
Accumulated other comprehensive loss	(15,380)	(14,682)

Total stockholders’ equity	449,255	454,231

Total liabilities & stockholders’ equity	$1,041,129	$995,170

See accompanying notes to consolidated condensed financial statements.

RUSSELL CORPORATION

Consolidated Condensed Statements of Operations
(In Thousands Except Share and Per Share Amounts)
(Unaudited)

	13 Weeks Ended

	June 30,	July 1,
	2002	2001

Net sales	$253,070	$253,835
Costs & expenses:
Cost of goods sold	186,974	200,153
Selling, general & administrative expenses	50,792	51,238
Interest expense	7,734	8,017
Other (income) expense — net	(2,747)	13,113

	242,753	272,521

Income (loss) before income taxes	10,317	(18,686)
Provision (benefit) for income taxes	3,838	(7,101)

Income (loss) before extraordinary item	6,479	(11,585)
Extraordinary charge for early retirement of debt, net of tax benefit of $7,476 - Note 3	(12,621)	—

Net loss	$(6,142)	$(11,585)

Weighted-average common shares outstanding:
Basic	32,094,798	31,934,823
Diluted	32,382,742	31,934,823
Basic and diluted per share data:
Income (loss) before extraordinary item	$0.20	$(0.36)
Extraordinary charge	(0.39)	—
Net loss	(0.19)	(0.36)
Cash dividends per common share	$0.04	$0.14

See accompanying notes to consolidated condensed financial statements.

RUSSELL CORPORATION

Consolidated Condensed Statements of Operations
(In Thousands Except Share and per Share Amounts)
(Unaudited)

	26 Weeks Ended

	June 30,	July 1,
	2002	2001

Net sales	$468,895	$494,830
Costs and expenses:
Cost of goods sold	342,963	376,092
Selling, general and administrative expenses	99,760	104,278
Interest expense	14,428	15,465
Other (income) expense, net	(2,758)	14,071

	454,393	509,906

Income (loss) before income taxes	14,502	(15,076)
Provision (benefit) for income taxes	5,395	(5,729)

Income (loss) before extraordinary item	9,107	(9,347)
Extraordinary charge for early retirement of debt, net of tax benefit of $7,476 - Note 3	(12,621)	—

Net loss	$(3,514)	$(9,347)

Weighted-average common shares outstanding:
Basic	32,061,037	31,920,104
Diluted	32,215,254	31,920,104
Basic and diluted per share data:
Income (loss) before extraordinary item	$0.28	$(0.29)
Extraordinary charge	(0.39)	—
Net loss	(0.11)	(0.29)
Cash dividends per common share	$0.08	$0.28

See accompanying notes to consolidated condensed financial statements.

RUSSELL CORPORATION

Consolidated Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	26 Weeks Ended

	June 30,	July 1,
	2002	2001

Operating Activities:
Net loss	$(3,514)	$(9,347)
Adjustments to reconcile net loss to cash provided by (used in) operating activities:
Depreciation	23,192	25,216
Amortization	114	864
Extraordinary charge, net of tax	12,621	—
Deferred income tax benefit	—	(4,305)
Loss (gain) on sale of property, plant & equipment	(3,254)	28
Non-cash restructuring, asset impairment & other unusual charges	—	18,753
Foreign currency transaction gain	(243)	(1,417)
Changes in operating assets & liabilities:
Accounts receivable	(21,318)	6,532
Inventories	(25,371)	(82,453)
Prepaid expenses & other current assets	2,035	(12,047)
Other assets	2,235	(3,780)
Accounts payable & accrued expenses	18,739	7,186
Other deferred liabilities	1,945	3,475

Net cash provided by (used in) operating activities	7,181	(51,295)
Investing Activities:
Purchases of property, plant & equipment	(7,653)	(24,706)
Proceeds from the sale of property, plant & equipment	7,053	7,589

Net cash used in investing activities	(600)	(17,117)
Financing Activities:
Borrowings on credit facility — net	33,993	89,029
Borrowings on short-term debt	424	—
Payments on notes payable, including prepayment penalties	(270,371)	(5,350)
Proceeds from issuance of bonds	250,000	—
Debt issuance & amendment costs paid	(18,001)	—
Dividends on common stock	(2,564)	(8,939)
Treasury stock reissued	1,799	856

Net cash (used in) provided by financing activities	(4,720)	75,596
Effect of exchange rate changes on cash	(952)	1,468

Net increase in cash	909	8,652
Cash balance at beginning of period	5,882	4,193

Cash balance at end of period	$6,791	$12,845

See accompanying notes to consolidated condensed financial statements.

RUSSELL CORPORATION
Notes to Consolidated Condensed Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim, consolidated, condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of June 30, 2002, and the results of our operations for the thirteen week and twenty-six week periods ended June 30, 2002 and July 1, 2001, and our cash flows for the twenty-six week periods ended June 30, 2002 and July 1, 2001.

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

Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and twenty-six week periods ended June 30, 2002, are not necessarily indicative of the results to be expected for the full year.

2.	INVENTORIES

The components of inventories consist of the following: (in thousands)

	6/30/02	12/29/01	7/1/01

Finished goods	$316,648	$297,571	$378,904
Work in process	50,470	42,136	71,040
Raw materials and supplies	20,965	23,424	37,530

	388,083	363,131	487,474
LIFO and lower-of-cost or market adjustments, net	(1,393)	(2,793)	(5,095)

	$386,690	$360,338	$482,379

3.	LONG-TERM DEBT

Long-term debt includes the following:

	June 30,	December 29,
(in thousands)	2002	2001

Senior secured credit facilities (due April 2007):
Revolving credit facility	$103,793	$—
Term loan	25,000	—
Revolving credit facility (due October 2004)	—	94,800
Senior notes 9.25% (due 2010)	250,000	—
Notes payable to financial institutions:
6.72% notes due annually through 2002	—	10,714
6.65% notes due annually through 2007	—	107,143
6.78% notes due annually 2003 through 2008	—	100,000
Variable rate (5.09% at December 29, 2001) note due semi-annually 2005	—	37,550

	378,793	350,207
Less current maturities	(5,000)	(39,271)

	$373,793	$310,936

On April 18, 2002, we entered into two new financing agreements to replace our existing revolving credit facility due October 14, 2004, which bore a weighted average interest rate of 4.03% at December 29, 2001; and other long term indebtedness including: 6.72% notes due annually through 2002 (which bore interest at the rate of 6.97% per annum at April 18, 2002); 6.65% notes due annually 2001 through 2007 (which bore interest at the rate of 7.65% per annum at April 18, 2002); 6.78% notes due annually 2003 through 2008 (which bore interest at the rate of 7.78% per annum at April 18, 2002); and a variable rate note due semi-annually through 2005 (which bore interest at the rate of 5.09% at December 29, 2001)

We issued $250 million in principal amount of 9.25% Senior Notes (the “Senior Notes”) that will mature in 2010. We sold these notes for 100% of their face amount. The Senior Notes were issued pursuant to an Indenture, dated as of April 18, 2002, between us and Wachovia Bank NA. The Senior Notes (i) have interest payment dates of May 1 and November 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

Year	Percentage

May 1, 2006	104.6250%
May 1, 2007	102.3125%
May 1, 2008 and thereafter	100.0000%

and (iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations.

We also entered into new senior secured credit facilities (the “Facilities”) concurrently with the closing of the Senior Notes offering. The new Facilities provide for a $300 million senior secured revolving credit facility (the “Revolver”) which is dependent on the levels of our eligible accounts receivable and inventory and a $25 million senior secured term loan (the “Term Loan”). The new Facilities mature on April 18, 2007. The Facilities provide for an interest rate on the Revolver to be fixed until December 29, 2002 at LIBOR plus 2.50% (4.34% at June 30, 2002) and on the Term Loan at LIBOR plus 3.00% (4.84% at June 30, 2002), with an annual commitment fee on the unused portion of the Facilities of 0.50%. After this initial period, pricing will be adjusted quarterly based on our consolidated fixed charge coverage ratio and will range from LIBOR plus 1.75% to LIBOR plus 2.75% or Fleet National Bank's base rate plus 0.25% to the base rate plus 1.25% for the Revolver, and LIBOR plus 2.25% to LIBOR plus 3.25% or Fleet National Bank's base rate plus 0.75% to base rate plus 1.75% for the Term Loan. The commitment fee on the unused portion of the Revolver will range from 0.375% to 0.500%. We may choose LIBOR or base rate pricing and may elect interest periods of one, two, three or six months for LIBOR borrowings, except that all swing line loans managed by the Administrative Agent, under the Revolver, will have base rate pricing. The Term Loan has a scheduled 5-year amortization period with payments of $2.5 million each September 30 and December 31 until maturity, beginning on September 30, 2002.

The Facilities and the Indenture impose certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; issue redeemable preferred stock and non-guarantor subsidiary preferred stock; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidation; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements; issue and sell capital stock of subsidiaries; and restrict distributions from subsidiaries.

As of June 30, 2002, we had approximately $128.8 million in outstanding borrowings and $18.1 million in outstanding letters of credit under the Facilities with approximately $79.8 million in additional borrowing availability under the Revolver.

We used the proceeds from the offering of the Senior Notes, together with $132.4 million of the initial borrowings under our new Facilities to pay fees and expenses associated with the new Facilities and the Senior Notes, to repay the outstanding debt balances, prepayment penalties, fees, and expenses related to our old debt.

During the second quarter, we recognized an extraordinary charge of approximately $20.1 million ($12.6 million after-tax) associated with the termination of our then existing revolving credit facility and the early retirement of other long term indebtedness. The charge consisted of $15.0 million related to prepayment penalties, fees and expenses associated with the early termination of our existing notes payable and the write-off of $5.1 million of previously capitalized loan costs associated with the extinguished debt.

4.	MULTI-YEAR RESTRUCTURING AND REORGANIZATION PLAN

In July 1998, we adopted a restructuring and reorganization program with the objectives of (1) transitioning our company from a manufacturing-driven business to a consumer focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. The plan originally called for the closing of a number of our world-wide facilities, which included selected manufacturing plants, distribution centers and offices; expanding production outside the United States; consolidating and downsizing the licensed products businesses; disposing of owned shopping-center real estate; reorganizing the corporate structure; establishing a dual headquarters in Atlanta, GA in addition to Alexander City, AL; as well as other cost saving activities. In July 2001, we announced an extension of this program to align the organization by distribution channel to provide stronger customer service, supply chain management, and more cost-effective operations.

During the second quarter 2001, we announced the closing of two domestic sewing plants, one textile operation, and one yarn manufacturing facility. We also terminated approximately 770 employees during the second quarter 2001. In July 2001, we also announced changes that affected the Cross Creek brand business. We elected to discontinue direct marketing of the Cross Creek brand through golf pro-shops and department stores and will instead pursue a third party licensing strategy for this business channel. We have continued to market the Cross Creek brand through the artwear/careerwear business line, which is this brand’s principal channel of distribution. In addition, we consolidated the remaining Cross Creek textile operations into the current dyeing and finishing plant in Mt. Airy, North Carolina. During the second quarter 2001, we recorded asset impairment charges of $11.0 million and employee severance and related costs of $6.4 million. We incurred approximately $2.2 million in ongoing maintenance cost related to facilities that had been closed in prior periods in connection with prior restructuring activities and $1.6 million of miscellaneous costs primarily related to the consolidation of the Cross Creek branded business. Additionally, we recorded inventory write-downs of $5.4 million related to the discontinuance of certain Cross Creek product lines during the second quarter 2001.

Special charges reflected in the consolidated condensed statements of operations for comparable 2001 interim periods were as follows: (in thousands)

	13 Weeks Ended	26 Weeks Ended
	7/1/2001	7/1/2001

Employee termination charges	$6,422	$6,422
Exit costs related to facilities	2,178	3,326
Impairment of facilities & equipment held for disposal	11,014	11,774
Other	6,963	7,777

Total before taxes	26,577	29,299

Total after taxes	$16,478	$18,165

These charges were classified in the 2001 consolidated condensed statements of operations as follows: (in thousands)

	13 Weeks Ended	26 Weeks Ended
	7/1/2001	7/1/2001

Cost of goods sold	$11,993	$12,033
Selling, general & administrative expenses	479	1,159
Other, net	14,105	16,107

	$26,577	$29,299

A summary of activity in the restructuring liability accounts follows: (in thousands)

	26 Weeks Ended

	6/30/02	7/1/01

Restructuring liabilities at beginning of period	$16,139	$5,726
Exit costs accrued	—	3,326
Employee termination charges	—	4,921
Other charges	—	2,299
Payments charged to the liability accounts	(5,841)	(7,917)

Restructuring liabilities at end of period	$10,298	$8,355

We have substantially completed our multi-year restructuring and reorganization program. At the end of fiscal 2001, we had approximately $16.1 million in remaining accrued restructuring liabilities. During the thirteen and twenty-six week periods ending June 30, 2002, we did not incur any additional restructuring charges (“special charges”).

At June 30, 2002, we held for sale certain closed facilities with an adjusted carrying value of approximately $17.5 million, which have been included in property, plant and equipment as part of the Domestic Activewear segment.

5.	COMMITMENTS AND CONTINGENCIES

Commitments
During the fourth quarter of 2001, we entered into a supply agreement with Frontier Yarns, LLC, (“Frontier Yarns”), a joint venture between us, Frontier Spinning Mills, Inc., and the management of the joint venture, to purchase certain minimum quantities of yarn.

Contingencies
We are a co-defendant in Locke, et al. v. Russell Corporation, et al. in Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. However, ten families dropped out of the case and there are five remaining plaintiff families. In May 2002, the trial court entered summary judgment in our favor on all but one of the plaintiffs’ claims. The remaining claim, which involves a private right of action for public nuisance, is set for trial on February 3, 2003. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). The trial court has entered summary judgement in our favor on all claims in that case, and the plaintiffs in the case have filed a motion to alter that determination, which remains pending. The allegations in the Locke and Gould cases are similar to those contained in a case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in our favor by a ruling by the Alabama Supreme Court in 2001. We plan to vigorously defend the Locke and Gould suits.

By letter dated January 13, 2000, we were notified by the United States Department of Justice (“DOJ”) that the DOJ intended to institute legal proceedings against us and certain other parties alleging violations by those parties of the Clean Water Act in connection with the treatment and discharge of waste at a water treatment facility operated by the City of Alexander City, Alabama. On March 5, 2002, we and two other parties, with no admission of liability, entered into a Consent Decree with the DOJ whereby we and the other parties agreed (i) to pay a civil penalty of $30,000, of which we will pay $10,000 and (ii) to participate in a Supplemental Environmental Project, the cost of which will be approximately $197,000, of which we will pay approximately $112,000. We are not required to undertake any corrective or remedial action under the terms of the Consent Decree. The Consent Decree was approved by the Federal District Court for the Middle District of Alabama on July 25, 2002. The Supplemental Environmental Project will be undertaken in connection with the settlement of a civil enforcement action taken by the DOJ for violations of the Clean Water Act. We specifically denied the allegations of the DOJ and specifically denied any liability based upon those allegations. We do not believe the settlement of this matter will have a material adverse effect upon us.

We also are a party to various other lawsuits arising out of the conduct of our business. We do not believe that any of these lawsuits, if adversely determined, would have a material adverse effect upon us.

Trade Accounts Receivable
In the fourth quarter of 2001, we increased our reserves to reflect estimated losses related to two customers that filed for bankruptcy, primarily Kmart Corporation. As of the date of Kmart's chapter 11 filing we had outstanding accounts receivable on 2001 orders from Kmart of approximately $12.4 million and increased our bad debt reserve with a fiscal 2001 fourth quarter charge of $6.2 million. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable, and we continue to evaluate the collectibility of these pre-petition receivables from Kmart. Additional adjustments for our Kmart and other bad debts may be appropriate in future periods.

6.	DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended		26 Weeks Ended

	6/30/02	7/1/01	6/30/02	7/1/01

Basic weighted-average common shares outstanding	32,094,798	31,934,823	32,061,037	31,920,104
Net common shares issuable on exercise of dilutive stock options	287,944	—	154,217	—

Diluted weighted-average common shares outstanding	32,382,742	31,934,823	32,215,254	31,920,104

7.	COMPREHENSIVE LOSS

At June 30, 2002, accumulated other comprehensive loss as shown in the consolidated condensed balance sheet was comprised of foreign currency translation adjustments, minimum pension liabilities, and foreign currency forward contracts. The components of comprehensive loss, net of tax, for the periods indicated below were as follows: (in thousands)

	13 Weeks Ended		26 Weeks Ended

	6/30/02	7/1/01	6/30/02	7/1/01

Net loss	$(6,142)	$(11,585)	$(3,514)	$(9,347)
Foreign currency translation gain (loss)	(60)	691	(958)	(1,038)
Change in unrealized value of derivative instruments	(453)	(519)	260	(1,570)
Cumulative effect adjustment (SFAS 133)	—	—	—	(578)

Comprehensive loss	$(6,655)	$(11,413)	$(4,212)	$(12,533)

8.	SEGMENT INFORMATION

We operate our business in two reportable segments: Domestic Activewear and International Activewear. Domestic Activewear is further organized into three business lines, which are aligned by distribution channel: Russell Athletic, Mass Retail, and Artwear/Careerwear. The International Activewear business sells our products in more than 40 countries.

In 2001, we realigned our domestic organizational structure by distribution channel to provide a stronger focus on customer service, marketing, supply chain management and cost effective operations. Accordingly, the segment data presented herein for 2001 has been restated to present our segment data on the new basis of segment reporting. The business units that were previously shown as “All Other” are now part of our Domestic Activewear segment.

Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (Segment EBIT). The accounting policies of the reportable segments are the same as those described in Note One to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2001, except that inventories are valued at standard cost at the segment level, whereas a substantial portion of these inventories are valued on a Last-In, First-Out (LIFO) basis in the consolidated financial statements.

	13 Weeks ended June 30, 2002
	(in thousands)

	Domestic	International
	Activewear	Activewear	Total

Net sales	$232,649	$20,421	$253,070
Depreciation & amortization expense	11,304	203	11,507
Segment EBIT	20,985	(636)	20,349
Total assets	984,405	56,724	1,041,129

	13 Weeks ended July 1, 2001
	(in thousands)

	Domestic	International
	Activewear	Activewear	Total

Net sales	$234,333	$19,502	$253,835
Depreciation & amortization expense	13,026	153	13,179
Segment EBIT	19,617	410	20,027
Special charges not included in Segment EBIT	26,411	166	26,577
Total assets	1,142,522	73,512	1,216,034

	26 Weeks ended June 30, 2002
	(in thousands)

	Domestic	International
	Activewear	Activewear	Total

Net sales	$427,783	$41,112	$468,895
Depreciation & amortization expense	22,943	363	23,306
Segment EBIT	35,175	(516)	34,659
Total assets	984,405	56,724	1,041,129

	26 Weeks ended July 1, 2001
	(in thousands)

	Domestic	International
	Activewear	Activewear	Total

Net sales	$456,670	$38,160	$494,830
Depreciation & amortization expense	25,827	253	26,080
Segment EBIT	39,525	873	40,398
Special charges not included in Segment EBIT	28,852	447	29,299
Total assets	1,142,522	73,512	1,216,034

A reconciliation of combined segment EBIT to consolidated income (loss) before income taxes is as follows:

	13 Weeks Ended		26 Weeks Ended

	6/30/02	7/1/01	6/30/02	7/1/01

Total segment EBIT	$20,349	$20,027	$34,659	$40,398
Special charges	—	(26,577)	—	(29,299)
Unallocated amounts:
Corporate expenses	(5,247)	(4,107)	(8,901)	(10,711)
Other income (expense), net	2,949	(12)	3,172	1
Interest expense	(7,734)	(8,017)	(14,428)	(15,465)

Consolidated income (loss) before income taxes	$10,317	$(18,686)	$14,502	$(15,076)

             NET SALES BY DISTRIBUTION CHANNEL (in thousands)

	13 Weeks Ended		26 Weeks Ended

	6/30/02	7/1/01	6/30/02	7/1/01

Domestic Russell Athletic	$60,502	$62,198	$119,558	$123,619
Domestic Mass Retail	58,915	57,815	101,278	105,033
Domestic Artwear/Careerwear	113,232	114,320	206,947	228,018
International Activewear	20,421	19,502	41,112	38,160

Consolidated total	$253,070	$253,835	$468,895	$494,830

9.	NEW ACCOUNTING PRONOUNCEMENTS

Asset Impairment
In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that supersedes SFAS Statement No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as was required by APB 30). We adopted SFAS No. 144 in the first quarter of 2002. The new rules had no impact on our consolidated financial position or our results of operations.

Goodwill
On December 30, 2001, we adopted SFAS No. 142, “Goodwill and Other Intangible Assets”, which eliminates amortization of goodwill and requires an annual impairment test. SFAS No. 142 requires that impairment be tested at the reporting unit level, using a two-step impairment test. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying value. Purchased intangibles with indefinite economic lives will be tested for impairment annually using a lower of cost or fair value approach. Other intangibles will continue to be amortized over their useful lives and reviewed for impairment.

The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had the standard been in effect throughout each period presented (in thousands, except per share amounts)

	Thirteen	Twenty -Six
	Weeks Ended	Weeks Ended	Years Ended

	7/1/01	7/1/01	12/29/01	12/30/00	1/2/00

Reported net income (loss)	$(11,585)	$(9,347)	$(55,486)	$14,515	$8,388
SG&A adjustments:
Amortization of goodwill	283	564	1,136	632	939
Amortization of trademarks and licenses	80	159	317	79	—

Total SG&A adjustments	363	723	1,453	711	939
Income tax effect	(100)	(201)	(391)	(119)	(219)

Net SG&A adjustments	263	522	1,062	592	720

Adjusted net income (loss)	$(11,322)	$(8,825)	$(54,424)	$15,107	$9,108

Reported net income (loss) per share-basic	$(0.36)	$(0.29)	$(1.74)	$0.45	$0.25
Adjusted net income (loss) per share-basic	$(0.35)	$(0.28)	$(1.70)	$0.47	$0.27
Reported net income (loss) per share-diluted	$(0.36)	$(0.29)	$(1.74)	$0.44	$0.25
Adjusted net income (loss) per share-diluted	$(0.35)	$(0.28)	$(1.70)	$0.46	$0.27

We have completed the transitional impairment tests of goodwill and other intangible assets as required by SFAS No. 142 and concluded that our goodwill and indefinite lived intangible assets, which had a carrying value of $30.7 million at December 29, 2001, was not impaired. We also are required to perform the impairment tests on an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings.

10.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the 9.25% Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc., DeSoto Mills, Inc.; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel LLC; RINTEL Properties, Inc.; Russell Yarn LLC; Russell Athletic, Inc.; Russell Athletic West, Inc.; and Russell Co-Op, LLC (all of which are wholly owned.); and (c) on a combined basis, the Non-Guarantor Subsidiaries, which include Alexander City Flying Service, Inc.; Russell Servicing, Co., Inc.; Russell Corp. U.K.; Russell Mexico S.A. de C.V.; Jerzees Campeche S.A. de C.V.; Jerzees Yucatan S.A. de C.V.; Athletic de Camargo; Cross Creek de Jimenez; Cross Creek de Honduras, S.A. de C.V.; Russell Australia Pty. Ltd.; Russell do Brasil Ltda.; Russell Far East Limited; Russell Japan KK; Russell Corp. Canada Ltd.; Jerzees de Honduras, S.A. de C.V.; and Jerzees de Buena Vista. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan. While Russell Athletic, Inc. and Russell Athletic West, Inc. were Subsidiary Guarantors at the time the indenture was executed, these entities were dissolved prior to June 30, 2002, and the assets of these entities were distributed to the Parent or other Subsidiary Guarantors.

The parent is comprised of Alabama manufacturing operations and certain corporate management, information services, and finance functions.

Russell Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

June 30, 2002
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$2,875	$3,468	$448	$—	$6,791
Trade accounts receivables, net	1,175	165,248	22,057	—	188,480
Inventories	284,539	60,991	41,160	—	386,690
Prepaid expenses and other current assets	24,287	2,915	16,773	—	43,975

Total current assets	312,876	232,622	80,438	—	625,936
Property, plant, and equipment, net	241,845	69,351	27,929	—	339,125
Investment in subsidiaries	806,994	195	—	(807,189)	—
Intercompany balances	(419,803)	460,815	(41,012)	—	—
Other assets	51,588	23,928	552	—	76,068

	$993,500	$786,911	$67,907	$(807,189)	$1,041,129

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,201	$8,044	$6,107	$—	$74,352
Accrued expenses	54,432	8,921	9,916	—	73,269
Short-term debt	—	—	6,940	—	6,940
Current maturities of long-term debt	5,000	—	—	—	5,000

Total current liabilities	119,633	16,965	22,963	—	159,561
Long-term debt, less current maturities	373,793	—	—	—	373,793
Deferred liabilities	50,819	5,177	2,524	—	58,520
Stockholders’ equity	449,255	764,769	42,420	(807,189)	449,255

	$993,500	$786,911	$67,907	$(807,189)	$1,041,129

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

For the 13 Weeks Ended July 1, 2001
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$142,621	$91,733	$32,309	$(12,828)	$253,835
Costs and expenses:
Cost of goods sold	112,674	73,088	26,051	(11,660)	200,153
Selling, general and administrative expenses	36,909	9,582	6,096	(1,349)	51,238
Interest expense (income) — net	7,596	(2)	422	1	8,017
Other expense (income) — net	8,263	5,852	(1,182)	180	13,113

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(22,821)	3,213	922	—	(18,686)
Provision (benefit) for income taxes	(7,132)	360	(329)	—	(7,101)
Equity in earnings of consolidated subsidiaries, net of income taxes	4,104	—	—	(4,104)	—

Net income (loss)	$(11,585)	$2,853	$1,251	$(4,104)	$(11,585)

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

For the 13 Weeks Ended June 30, 2002
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$173,803	$59,466	$32,605	$(12,804)	$253,070
Costs and expenses:
Cost of goods sold	133,217	38,649	26,950	(11,842)	186,974
Selling, general and administrative expenses	31,159	14,539	6,188	(1,094)	50,792
Interest expense (income) — net	16,400	(8,731)	65	—	7,734
Other expense (income) — net	28,905	(31,339)	(445)	132	(2,747)

Income (loss) before income taxes, equity in in earnings of consolidated subsidiaries, and extraordinary item	(35,878)	46,348	(153)	—	10,317
Provision (benefit) for income taxes	(12,815)	16,626	27	—	3,838
Equity in earnings of consolidated subsidiaries, net of income taxes	29,542	—	—	(29,542)	—

Income (loss) before extraordinary item	6,479	29,722	(180)	(29,542)	6,479
Extraordinary item, net of income taxes	(12,621)	—	—	—	(12,621)

Net income (loss)	$(6,142)	$29,722	$(180)	$(29,542)	$(6,142)

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

For the 26 Weeks Ended July 1, 2001
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$297,540	$159,173	$61,976	$(23,859)	$494,830
Costs and expenses:
Cost of goods sold	220,518	127,385	49,597	(21,408)	376,092
Selling, general and administrative expenses	74,442	20,328	11,965	(2,457)	104,278
Interest expense (income) — net	20,492	(5,776)	748	1	15,465
Other expense (income) — net	28,034	(11,782)	(2,186)	5	14,071

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(45,946)	29,018	1,852	—	(15,076)
Provision (benefit) for income taxes	(14,885)	9,020	136	—	(5,729)
Equity in earnings of consolidated subsidiaries, net of income taxes	21,714	—	—	(21,714)	—

Net income (loss)	$(9,347)	$19,998	$1,716	$(21,714)	$(9,347)

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Operations

For the 26 Weeks Ended June 30, 2002
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$320,278	$108,135	$64,317	$(23,835)	$468,895
Costs and expenses:
Cost of goods sold	238,461	74,687	51,405	(21,590)	342,963
Selling, general and administrative expenses	60,622	29,212	12,128	(2,202)	99,760
Interest expense (income) — net	31,070	(16,676)	34	—	14,428
Other expense (income) — net	56,210	(58,623)	(302)	(43)	(2,758)

Income (loss) before income taxes, equity in earnings of consolidated subsidiaries, and extraordinary item	(66,085)	79,535	1,052	—	14,502
Provision (benefit) for income taxes	(23,506)	28,323	578	—	5,395
Equity in earnings of consolidated subsidiaries, net of income taxes	51,686	—	—	(51,686)	—

Income (loss) before extraordinary item	9,107	51,212	474	(51,686)	9,107
Extraordinary item, net of income taxes	(12,621)	—	—	—	(12,621)

Net income (loss)	$(3,514)	$51,212	$474	$(51,686)	$(3,514)

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

For the 26 Weeks Ended July 1, 2001
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net cash provided by (used in) operating activities	$101,813	$(168,168)	$15,060	$—	$(51,295)
Investing Activities
Purchase of property, plant and equipment	(18,351)	(1,944)	(4,411)	—	(24,706)
Investment in and advances to subsidiaries	(165,525)	169,998	(4,473)	—	—
Proceeds from sales of property, plant and equipment	3,900	130	3,559	—	7,589

Net cash provided by (used in) investing activities	(179,976)	168,184	(5,325)	—	(17,117)
Financing Activities
Borrowings (payments) on credit facility — net	95,500	—	(6,471)	—	89,029
Payments on notes payable	(5,350)	—	—	—	(5,350)
Dividends on common stock	(8,939)	—	—	—	(8,939)
Treasury stock reissued	856	—	—	—	856

Net cash provided by (used in) financing activities	82,067	—	(6,471)	—	75,596
Effect of exchange rate changes on cash	—	—	1,468	—	1,468

Net increase in cash	3,904	16	4,732	—	8,652
Cash balance at beginning of period	788	295	3,110	—	4,193

Cash balance at end of period	$4,692	$311	$7,842	$—	$12,845

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Cash Flows

For the 26 Weeks Ended June 30, 2002
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net cash provided by operating activities	$4,654	$1,849	$678	$—	$7,181
Investing Activities
Purchase of property, plant and equipment	(6,793)	(558)	(302)	—	(7,653)
Investment in and advances to subsidiaries	(172)	3,760	(3,588)	—	—
Proceeds from sales of property, plant and equipment	7,053	—	—	—	7,053

Net cash provided by (used in) investing activities	88	3,202	(3,890)	—	(600)
Financing Activities
Borrowings (payments) on credit facility — net	33,993	—	—	—	33,993
Borrowings on short-term debt	—	—	424	—	424
Payments on notes payable, including prepayment penalties	(270,371)	—	—	—	(270,371)
Proceeds from issuance of bonds	250,000	—	—	—	250,000
Debt issuance & amendment costs paid	(18,001)	—	—	—	(18,001)
Dividends on common stock	(2,564)	—	—	—	(2,564)
Treasury stock reissued	1,799	—	—	—	1,799

Net cash provided by (used in) financing activities	(5,144)	—	424	—	(4,720)
Effect of exchange rate changes on cash	—	—	(952)	—	(952)

Net increase (decrease) in cash	(402)	5,051	(3,740)	—	909
Cash balance at beginning of period	3,277	(1,583)	4,188	—	5,882

Cash balance at end of period	$2,875	$3,468	$448	$—	$6,791

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Results of Operations

Thirteen weeks ended June 30, 2002 compared to July 1, 2001

Net sales. Net sales for the 2002 second quarter were $253.1 million, basically flat with the prior year’s second quarter net sales of $253.8 million. Excluding net sales from businesses that were discontinued over the last 12 months, our 2002 second quarter net sales of $253.1 million increased 1.8%, or $4.5 million, from the comparable prior year period. The businesses that were discontinued include the direct marketing of our Cross Creek brand to golf-pro shops and department stores, and yarn sales to third party manufacturers.

For the 2002 second quarter, net sales in our Domestic Activewear totaled $232.6 million, a decline of less than 1%, or $1.7 million from the comparable period last year. Partially offsetting this decrease, net sales for the International Activewear segment were $20.4 million, an increase of 4.7%, or $0.9 million, primarily driven by our businesses in Europe and Puerto Rico.

Overall dozens shipped within the Domestic Activewear segment were up 7.9% from the 2001 second quarter. Although dozens shipped were up over the comparable period last year, net sales for our Domestic Activewear were down slightly reflecting a shift in our sales mix in two of our business lines: Russell Athletic and Artwear/Careerwear. In addition, our net sales for the Domestic Activewear segment were also adversely impacted by price reductions on some of our products in the Artwear/Careerwear and Mass Retail channels.

Our Domestic Activewear segment is organized into three business lines, which are aligned by distribution channel: Russell Athletic, Mass Retail and Artwear/Careerwear. For the 2002 second quarter:

•	Net sales in Russell Athletic decreased $1.7 million, or 2.7%, to $60.5 million from the 2001 second quarter. Sales of new product introductions such as Dri-Power and higher sales to department/specialty stores were offset by lower sales in our team sports business due to order processing and shipping delays in connection with the reconfiguration and new systems implementation at our Alexander City, AL distribution center.

•	Net sales in Mass Retail increased $1.1 million, or 1.9%, to $58.9 million from the 2001 second quarter. This increase was primarily due to higher sales of our JERZEES brand in the channel.

•	Net sales in Artwear/Careerwear decreased $1.1 million, or 1.0%, to $113.2 million from the 2001 second quarter. The decrease in the Artwear/Careerwear channel reflects industry-wide lower prices, primarily in the promotional T-shirt market, and reduced corporate purchasing of our higher priced products, such as sports shirts, denims and wovens.

Gross Profit and Gross Margin. Our gross profit was $66.1 million, or a 26.1% gross margin, in the 2002 second quarter versus a gross profit of $53.7 million, or a 21.1% gross margin, in the comparable prior year period. Excluding the $12.0 million pre-tax impact of last year’s restructuring, asset impairment, and other unusual charges (special charges) as described in Note 4 to the consolidated condensed financial statements, gross profit in the 2001 second quarter was $65.7 million, or a 25.9% gross margin. Cost savings attributable to our restructuring and reorganization program, lower fiber costs, conversion cost savings from our yarn joint venture, and other ongoing efforts to improve and streamline our manufacturing processes, as well as our continued focus on reducing expenses, positively impacted our gross profit and gross margin. However, these positive impacts were partially offset by the mix of products sold, pricing pressures (primarily in the Artwear/Careerwear and Mass Retail channels) and higher inventory reserves associated with the reconfiguration of our Alexander City, AL distribution center.

Selling, General and Administrative (SG&A). SG&A was $50.8 million, or 20.1% of net sales, in the 2002 second quarter versus $51.2 million, or 20.2% of net sales, in the comparable prior year period. Excluding last year’s special charges of $0.5 million, SG&A was $50.7 million, or 20.0% of net sales, in the 2001 second quarter.

Our 2002 second quarter SG&A expenses remained essentially flat as compared to last year. During the 2002 second quarter, we benefited from lower selling expenses associated with the reorganization of our Cross Creek apparel business and lower marketing expenses. The benefits from these lower expenses were offset by other general and administrative costs and certain start-up costs in connection with the reconfiguration of our Alexander City, AL distribution center during the 2002 second quarter. Although we are now shipping at historical service levels, we did experience some difficulties in order processing and shipping delays and incurred additional labor costs in this distribution center during the thirteen weeks ended June 30, 2002.

Other- net. Other-net was income of $2.7 million for the second quarter of 2002 versus income of $1.0 million in the second quarter of 2001 (exclusive of special pre-tax charges of $14.1 million). The increase in income was primarily due to gains on the sale of non-operating assets.

Earnings Before Interest, Taxes and Extraordinary Charge (EBIT). Consolidated EBIT was $18.1 million, or 7.1% of net sales, in the 2002 second quarter versus a loss of $10.7 million in the comparable prior year period. Excluding the pre-tax impact of special charges of $26.6 million in the 2001 second quarter, consolidated EBIT was $15.9 million, or 6.3% of net sales. Our improvement in EBIT was primarily attributed to the positive impacts of our cost savings initiatives, restructuring and reorganization programs, lower fiber costs, conversion cost savings from our yarn joint venture, other ongoing efforts to improve and streamline our manufacturing processes, lower selling and promotional expenses, and gains from the sale of non-operating assets. However, these improvements were partially offset by the mix of products sold and pricing pressures (primarily in the Artwear/Careerwear and Mass Retail channels), other general and administrative costs and additional charges incurred in connection with the reconfiguration of our Alexander City, AL distribution center.

Twenty-six weeks ended June 30, 2002 compared to July 1, 2001

Net sales. Net sales decreased 5.2%, or $25.9 million, to $468.9 million for the twenty-six weeks ended June 30, 2002 from $494.8 during the comparable prior year period. Excluding net sales from businesses that were discontinued over the last 12 months, net sales of $468.9 million for the twenty-six weeks ended June 30, 2002 decreased 3.6%, or $17.7 million, from the comparable prior year period. The businesses that were discontinued include the direct marketing of our Cross Creek brand to golf-pro shops and department stores and yarn sales to third party manufacturers.

Net sales for the twenty-six weeks ended June 30, 2002 in the Domestic Activewear segment totaled $427.8 million, a decline of 6.3%, or $28.9 million, versus the 2001 comparable period. Partially offsetting this decrease, net sales for the International Activewear segment were $41.1 million, an increase of 7.7%, or $3.0 million, primarily due to higher sales of our Discus® brand in Japan and, to a lesser extent, higher sales in Europe and Puerto Rico.

For the twenty-six weeks ended June 30, 2002, overall dozens shipped within the Domestic Activewear segment were up 2.5% from the comparable prior year period. Net sales for our Domestic Activewear decreased principally due to a shift in our sales mix across our business lines: Russell Athletic, Mass Retail and Artwear/Careerwear. In addition, our net sales for the Domestic Activewear segment were also adversely impacted by price reductions on some of our products in the Artwear/Careerwear and Mass Retail channels.

Within our Domestic Activewear segment for the twenty-six weeks ended June 30, 2002:

•	Net sales in Russell Athletic decreased $4.1 million, or 3.3%, to $119.6 million. This decrease primarily reflects lower sales in our team sports business due to order processing and shipping delays in connection with the reconfiguration and new systems implementation at our Alexander City, AL distribution center.

•	Net sales in Mass Retail decreased $3.8 million, or 3.6%, to $101.3 million. This decrease primarily reflects the impact of lower pricing in the channel and the timing of Mossy Oak fleece sales.

•	Net sales in Artwear/Careerwear decreased $21.1 million, or 9.2%, to $206.9 million from the comparable prior year period. The decrease in the Artwear/Careerwear channel reflects industry-wide lower prices, primarily in the promotional T-shirt market, and reduced corporate purchasing of our higher priced products, such as sports shirts, denims and wovens.

Gross Profit and Gross Margin. Our gross profit was $125.9 million, or a 26.9% gross margin, for the twenty-six weeks ended June 30, 2002 versus a gross profit of $118.7 million, or a 24.0% gross margin, in the comparable prior year period. Excluding the $12.0 million pre-tax impact of last year’s special charges, gross profit for the twenty-six weeks ended July 1, 2001 was $130.7 million, or a 26.4% gross margin. Cost savings attributable to our restructuring and reorganization program, lower fiber costs, conversion cost savings from our yarn joint venture, and other ongoing efforts to improve and streamline our manufacturing processes, as well as our continued focus on reducing expenses positively impacted our gross profit and gross margin. However, these positive impacts were offset by the mix of products sold, pricing pressures (primarily in the Artwear/Careerwear and Mass Retail channels) and higher inventory reserves recorded in the first half of 2002.

Selling, General and Administrative (SG&A). SG&A was $99.8 million, or 21.3% of net sales, for the twenty-six weeks ended June 30, 2002 versus $104.3 million, or 21.1% of net sales, in the comparable prior year period. Excluding last year’s special charges of $1.2 million, SG&A was $103.1 million, or 20.8% of net sales, during the twenty-six weeks ended July 1, 2001. Our reduction in SG&A expenses was principally due to lower selling expenses associated with the reorganization of our Cross Creek apparel business and lower marketing expenses. This improvement was partially offset by other general and administrative costs as well as the expenses associated with the reconfiguration of our Alexander City, AL distribution center.

Other- net. Other-net was income of $2.8 million for the twenty-six weeks ended June 30, 2002 versus income of $2.0 million in the comparable prior year period (exclusive of pre-tax special charges of $16.1 million). The increase in income is largely due to gains on the sale of non-operating assets during the second quarter of 2002 offset by gains on foreign currency forwards during the first quarter of 2001.

Earnings Before Interest, Taxes and Extraordinary Charge (EBIT). Consolidated EBIT was $28.9 million, or 6.2% of net sales, for the twenty-six weeks ended June 30, 2002 versus $0.4 million in the comparable prior year period. Excluding the pre-tax impact of special charges of $29.3 million for the twenty-six weeks ended July 1, 2001, consolidated EBIT was $29.7 million, or 6.0% of net sales. During the first half of 2002, our consolidated EBIT benefited from the positive impacts of our cost savings initiatives, restructuring and reorganization programs, lower fiber costs, conversion cost savings from our yarn joint venture, other ongoing efforts to improve and streamline our manufacturing processes, lower selling and promotional expenses, and gains from the sale of non-operating assets. However, these improvements were offset by a shift in our sales mix combined with price reductions on some of our products in the Artwear/Careerwear and Mass Retail channels, additional charges incurred in connection with the reconfiguration of our Alexander City, AL distribution center and curtailed production schedules during the first quarter of 2002.

2001 Restructuring Activities

During the second quarter 2001, we announced the closing of two domestic sewing plants, one textile operation, and one yarn manufacturing facility. We also terminated approximately 770 employees during the second quarter 2001. In July 2001, we also announced changes that affected the Cross Creek brand business. We elected to discontinue direct marketing of the Cross Creek brand through golf pro-shops and department stores and will instead pursue a third party licensing strategy for this business channel. We have continued to market the Cross Creek brand through the artwear/careerwear business line, which is this brand’s principal channel of distribution. In addition, we consolidated the remaining Cross Creek textile operations into the current dyeing and finishing plant in Mt. Airy, North Carolina. During the second quarter 2001, we recorded asset impairment charges of $11.0 million and employee severance and related costs of $6.4 million. We incurred approximately $2.2 million in ongoing maintenance cost related to facilities that had been closed in prior periods in connection with prior restructuring activities and $1.6 million of miscellaneous costs primarily related to the consolidation of the Cross Creek branded business. Additionally, we recorded inventory write-downs of $5.4 million related to the discontinuance of certain Cross Creek product lines during the second quarter 2001.

We have substantially completed our multi-year restructuring and reorganization program. As of June 30, 2002, we had approximately $10.3 million in remaining accrued restructuring liabilities, which we expect will be substantially paid in fiscal 2002. At June 30, 2002, we held for sale certain closed facilities with an adjusted carrying value of approximately $17.5 million, which have been included in property, plant and equipment as part of the Domestic Activewear segment. We believe some of these properties will be sold in 2002, but others will most likely take longer to liquidate. We do not anticipate incurring any further charges related to our multi-year restructuring and reorganization program, other than to the extent our estimated restructuring liabilities and the carrying value of idled assets differ from the amounts ultimately realized upon settlement of the liabilities and sale of the assets.

LIQUIDITY AND CAPITAL RESOURCES

Total debt to capitalization decreased to 46.1% at June 30, 2002, versus 50.0% at July 1, 2001, reflecting our reduced levels of working capital. The decrease was primarily the result of our focus on lowering our working capital levels, which contributed to the net reduction of total debt by $120.3 million during the last twelve months.

Cash From Operating Activities

Our operations provided approximately $7.2 million of our cash requirements during the first half of 2002, versus using $51.3 million during the first half of 2001. Our business is seasonal. Cash flows from operations are ordinarily higher in the second half of the year. During the twenty-six weeks ended June 30, 2002, we limited our seasonal inventory build to $25.4 million versus $82.5 million in comparable prior year period. At June 30, 2002, our inventory was $95.7 million lower than a year ago.

Cash From Investing Activities

Net cash used in investing activities was $0.6 million, in the first half of 2002 versus $17.1 million in the prior year period. Our investing activities consisted of capital expenditures less proceeds from the sale of non-operating assets. For the twenty-six weeks ended June 30, 2002, capital expenditures were $7.7 million as compared to $24.7 million in the prior year period. For fiscal 2002, we are now forecasting capital expenditures to be in the range of $30 — $35 million. The majority of planned fiscal 2002 capital expenditures are intended to further enhance our manufacturing and distribution capabilities and our information systems.

Cash From Financing Activities

We paid $2.6 million in dividends during the first half of 2002.

On April 18, 2002, we completed our debt refinancing. The new financial structure includes:

•	$325 million in Senior Secured Credit Facilities (the “Facilities”). The Facilities include a five year $300 million Senior Secured Revolving Credit Facility (the “Revolver”) and a five year $25 million Senior Secured Term Loan (the “Term Loan”); and

•	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010.

We used the net proceeds of the Senior Notes offering together with $132.4 million of the initial borrowings under the Facilities to repay the outstanding balances, accrued interest, prepayment penalties and expenses under our existing revolving credit facility and long-term notes, and to pay issuance costs. During the second quarter, we incurred extraordinary, pre-tax charges of approximately $20.1 million ($12.6 million after tax) associated with the early retirement of debt.

The Senior Notes have not been registered under the Securities Act and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. On July 26, 2002, we filed an S-4 registration statement with the SEC relating to an offer to exchange the Senior Notes for an issue of SEC registered notes with terms identical to the Senior Notes (the exchange notes) (except that the exchange notes will not be subject to restrictions on transfer or to any increase in annual interest rate relating to a failure to complete the exchange of the Senior Notes).

Borrowings under our Facilities are subject to mandatory prepayment equal to (1) 100% of the net proceeds received by us from the issuance of debt securities (excluding the issuance of the Senior Notes); and (2) 50% of the net proceeds received from our sale of or disposition of certain of our assets.

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

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of June 30, 2002, we had $103.8 million outstanding under the Revolver and approximately $79.8 million of additional availability under the Revolver. Although there can be no assurances, we believe that cash flow available from operations and availability under our Revolver will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service on the Senior Notes and the Facilities, until the maturity of our Facilities in 2007.

Contingencies

For information concerning our ongoing litigation, see Note 5 to the Consolidated Condensed Financial Statements.

Commitments

The following table summarizes information about our contractual cash obligations as of June 30, 2002:

Contractual Cash Obligations (in millions)

				Unconditional
	Long-term	Short-term	Operating	purchase
Fiscal Years	debt	debt	leases	obligations(1)	Total(1)

2002	$5.0	$6.9	$3.0	$1.7	$16.6
2003	5.0	—	5.0	1.8	11.8
2004	5.0	—	4.7	1.8	11.5
2005	5.0	—	4.3	1.8	11.1
2006	5.0	—	3.0	1.8	9.8
Thereafter	353.8	—	14.3	26.6	394.7

	$378.8	$6.9	$34.3	$35.5	$455.5

(1)	Excluding the yarn purchase commitment described below.

During fiscal 2001, we entered into a supply agreement with Frontier Yarns to purchase certain minimum quantities of yarn based upon the production capacity of Frontier Yarns. The agreement also provides for pricing to be calculated on a conversion cost basis plus actual cost of raw materials. We estimate our total purchases will be in the range of $105 million to $135 million per year. We can terminate the agreement under certain circumstances related to a fundamental decrease in our demand for yarn or the cost of yarn becoming uncompetitive. In addition, beginning in 2006, the agreement may be terminated for any reason upon two years’ notice but not prior to 2008.

The following table summarizes information about other commercial commitments as of June 30, 2002.

Other Commercial Commitments (in millions)

Expiring in	Standby letters
Fiscal Year:	of credit

2002	$8.0
2003	5.7
2004	2.2
2005	2.2

$18.1

At June 30, 2002, we had $5.8 million outstanding under letters of credit for the purchase of inventories, $8.8 million outstanding under letters of credit for the guarantee of debt of a non-affiliated foreign contractor, of which $2.2 million recently expired on August 5, 2002, and $3.5 million outstanding under a letter of credit related to self-insured workers’ compensation programs.

Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Our financial risk management objectives are to minimize the potential impact of interest rate, foreign exchange rate and commodity price fluctuations on our earnings, cash flows and equity. To manage these risks, we may use various financial instruments, including interest rate swap agreements and forward currency exchange contracts. Refer to Notes 1 and 4 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2001, for a more complete description of our accounting policies and the extent of our use of such instruments.

The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at June 30, 2002. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis

At June 30, 2002, our outstanding debt totaled $385.7 million which consisted of fixed rate debt of $250 million and variable rate debt of $135.7 million. A one percentage point increase in interest rates on our variable rate debt would negatively impact our annual pre-tax earnings and cash flows by approximately $1.4 million. A one percentage point increase in interest rates would decrease the fair market value of the fixed rate debt by approximately $13.4 million at June 30, 2002. The change in the fair value of the fixed rate debt has no impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity

We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the euro, British pound sterling and Mexican peso. We enter into foreign currency forward contracts to manage the transaction risk associated with doing business in foreign currencies. It is our policy to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. The potential loss in fair value on our foreign currency forward contracts held at June 30, 2002, would not be significant. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity

The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. We are purchasing yarn primarily from Frontier Yarns, LLC, and Frontier Spinning Mills, Inc., and our yarn pricing will continue to be impacted by the price of cotton. We do not believe that the limited number of outstanding cotton futures contracts (which are not accounted for as hedges) would have a material impact on our results of operations or financial condition.

Forward Looking Information

This Quarterly Report on Form 10-Q, including management’s discussion and analysis, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “could”, “may”, “plan”, “project”, “predict”, “will” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to: economic conditions, including those specific to the retail industry; significant competitive activity, including promotional and price competition; changes in customer demand for our products; inherent risks in the marketplace associated with new and expanded products and new product lines; the collectibility of receivables from the Company’s customers, the ability to effect our Six-Point Profit Growth Plan, including sales growth through new business with new or existing customers, yarn savings, manufacturing cost savings, organization savings, distribution efficiencies and inventory management in line with expected savings; effects of lawsuits and government regulations; dependence on licenses from third parties; price volatility of raw materials; reliance on a few customers for a portion of our sales; continued consolidation in the retail industry; dependence on third-parties for production of yarn and manufacture of our products, risks related to our international operations; protection of our intellectual property; risks related to our acquisition strategy; and other risk factors listed from time to time in our SEC reports and announcements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Forward Looking Information” in our Annual Report on Form 10-K for the year ended December 29, 2001. The risks listed above are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Please see our update under the “Liquidity and Capital Resources” section of Item 2 – Management’s Discussion and Analysis of Operations and Liquidity and Capital Resources.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings

Contingencies

For information concerning our ongoing litigation, see Note 5 to the Consolidated Condensed Financial Statements.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Numbers	Description

10.1	Form of Change of Control Agreement with Robert D. Martin, Floyd G. Hoffman and Joseph R. Pinkston III

10.2	Form of Change of Control Agreement with Certain Other Management of the Company or its Subsidiaries

99	Certification: Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18, United States Code)

(b)  Reports on Form 8-K

On January 24, 2002, we filed a Form 8-K announcing that we had signed an agreement with our lenders as to the revised terms of our principal loan arrangements. Financial statements were not included in the January 24, 2002 Form 8-K.

On April 1, 2002, we filed a Form 8-K announcing the details of a proposed new financial structure. Financial statements were not included in the April 1, 2002 Form 8-K.

On April 18, 2002, we filed a Form 8-K announcing the completion of the refinancing of our current debt. Financial statements were not included in the April 18, 2002 Form 8-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized

RUSSELL CORPORATION (Registrant)

Date	August 14, 2002	/s/ Robert D. Martin

Robert D. Martin Senior Vice President and Chief Financial Officer

Date	August 14, 2002	/s/ Larry E. Workman

Larry E. Workman, Controller (Principal Accounting Officer)