Form 10-Q
period 2002-09-29
RUSSELL CORP
filed 2002-11-13
CIK 85812

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(X)    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

OR

(   )  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 29, 2002	Commission file number 0-1790

RUSSELL CORPORATION
(Exact name of registrant as specified in its charter)

Alabama	63-0180720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3330 Cumberland Blvd. Suite 800, Atlanta, Georgia 30339
and

755 Lee Street, Alexander City, Alabama	35011-0272
(Address of principal executive offices)	(Zip Code)

(678) 742-8000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes  X     No

The number of shares outstanding of each of the issuer’s classes of common stock.

Class	Outstanding at November 8, 2002

Common Stock, Par Value $.01 Per Share	32,190,258 shares
(Excludes Treasury)

RUSSELL CORPORATION
INDEX

Page No.
Part I. Financial Information:

Item 1. Financial Statements

Consolidated Condensed Balance Sheets — September 29, 2002 and December 29, 2001	2

Consolidated Condensed Statements of Operations — Thirteen Weeks Ended September 29, 2002 and September 30, 2001 Thirty-nine Weeks Ended September 29, 2002 and September 30, 2001	4

Consolidated Condensed Statements of Cash Flows — Thirty-nine Weeks Ended September 29, 2002 and September 30, 2001	5

Notes to Consolidated Condensed Financial Statements	6

Item 2. Management’s Discussion and Analysis of Results of Operations and Liquidity and Capital Resources	22

Item 3. Quantitative and Qualitative Disclosure about Market Risks	32

Item 4. Controls and Procedures	32

Part II. Other Information:

Item 1. Legal Proceedings	32

Item 6. Exhibits and Reports on Form 8-K	33

PART I — FINANCIAL INFORMATION
RUSSELL CORPORATION
Consolidated Condensed Balance Sheets
(In Thousands Except Share and Per Share Amounts)
(Unaudited)

	September 29,	December 29,
	2002	2001

ASSETS	(Unaudited)	(Note 1)
Current assets:
Cash	$21,921	$5,882
Accounts receivable, net	261,651	166,105
Inventories — Note 2	331,101	360,338
Prepaid expenses & other current assets	26,470	40,975

Total current assets	641,143	573,300

Property, plant & equipment	1,039,985	1,051,669
Less accumulated depreciation	(704,037)	(695,384)

	335,948	356,285

Other assets	77,907	65,585

Total assets	$1,054,998	$995,170

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$82,677	$61,505
Accrued expenses	99,018	64,521
Short-term debt	6,866	6,187
Current maturities of long-term debt-Note 3	2,500	39,271

Total current liabilities	191,061	171,484

Long-term debt, less current maturities-Note 3	343,485	310,936

Deferred liabilities	47,782	58,519

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares, issued 41,419,958 shares	414	414
Paid-in capital	43,128	45,392
Retained earnings	662,278	646,279
Treasury stock, at cost (9,246,560 shares at 9/29/02 and 9,411,462 shares at 12/29/01)	(218,563)	(223,172)
Accumulated other comprehensive loss	(14,587)	(14,682)

Total stockholders’ equity	472,670	454,231

Total liabilities & stockholders’ equity	$1,054,998	$995,170

See accompanying notes to consolidated condensed financial statements.

RUSSELL CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands Except Share and Per Share Amounts)
(Unaudited)

	13 Weeks Ended

	September 29,	September 30,
	2002	2001

Net sales	$386,987	$351,324
Costs & expenses:
Cost of goods sold	266,458	262,902
Selling, general & administrative expenses	74,724	59,974
Interest expense	8,379	8,568
Other expense — net	225	45,336

	349,786	376,780

Income (loss) before income taxes	37,201	(25,456)

Provision (benefit) for income taxes	13,838	(10,073)

Net income (loss)	$23,363	$(15,383)

Weighted-average common shares outstanding:
Basic	32,164,310	31,968,257
Diluted	32,323,490	31,968,257

Net income (loss) per common share:
Basic	$0.73	$(0.48)
Diluted	0.72	(0.48)

Cash dividends per common share	$0.04	$0.14

See accompanying notes to consolidated condensed financial statements.

RUSSELL CORPORATION
Consolidated Condensed Statements of Operations
(In Thousands Except Share and per Share Amounts)
(Unaudited)

	39 Weeks Ended

	September 29,	September 30,
	2002	2001

Net sales	$855,882	$846,153
Costs and expenses:
Cost of goods sold	609,421	638,993
Selling, general and administrative expenses	174,484	164,252
Interest expense	22,807	24,033
Other (income) expense, net	(2,533)	59,406

	804,179	886,684

Income (loss) before income taxes	51,703	(40,531)

Provision (benefit) for income taxes	19,233	(15,802)

Income (loss) before extraordinary item	32,470	(24,729)

Extraordinary charge for early retirement of debt, net of tax benefit of $7,476 - Note 3	(12,621)	—

Net income (loss)	$19,849	$(24,729)

Weighted-average common shares outstanding:
Basic	32,094,366	31,936,285
Diluted	32,261,775	31,936,285

Basic and diluted per share data:
Income (loss) before extraordinary item	$1.01	$(0.77)
Extraordinary charge, net of tax	(0.39)	—
Net income (loss)	0.62	(0.77)

Cash dividends per common share	$0.12	$0.42

See accompanying notes to consolidated condensed financial statements.

RUSSELL CORPORATION
Consolidated Condensed Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	39 Weeks Ended

	September 29,	September 30,
	2002	2001

Operating Activities:
Net income (loss)	$19,849	$(24,729)
Adjustments to reconcile net income (loss) to cash provided by (used in) operating activities:
Depreciation	32,815	36,392
Amortization	212	1,296
Extraordinary charge, net of tax	12,621	—
Deferred income tax benefit	(5,500)	(19,509)
Gain on sale of property, plant & equipment	(3,293)	—
Non-cash restructuring, asset impairment & other unusual charges	—	59,772
Foreign currency transaction gain	(263)	(1,274)
Changes in operating assets & liabilities:
Accounts receivable	(92,616)	(60,713)
Inventories	31,839	(30,894)
Prepaid expenses & other current assets	14,685	(14,830)
Other assets	3,447	(3,831)
Accounts payable & accrued expenses	58,693	10,311
Other deferred liabilities	(3,158)	3,275

Net cash provided by (used in) operating activities	69,331	(44,734)
Investing Activities:
Purchases of property, plant & equipment	(14,945)	(28,518)
Proceeds from the sale of property, plant & equipment	7,428	9,524
Other	(5,169)	—

Net cash used in investing activities	(12,686)	(18,994)
Financing Activities:
Borrowings on credit facility — net	1,185	32,092
Borrowings on short-term debt	222	77,829
Payments on notes payable, including prepayment penalties	(270,371)	(33,921)
Proceeds from issuance of bonds	250,000	—
Debt issuance & amendment costs paid	(18,632)	—
Dividends on common stock	(3,850)	(13,415)
Treasury stock reissued	2,345	1,261

Net cash (used in) provided by financing activities	(39,101)	63,846
Effect of exchange rate changes on cash	(1,505)	1,493

Net increase in cash	16,039	1,611
Cash balance at beginning of period	5,882	4,193

Cash balance at end of period	$21,921	$5,804

See accompanying notes to consolidated condensed financial statements.

RUSSELL CORPORATION
Notes to Consolidated Condensed Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited, consolidated, condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim, consolidated, condensed financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of September 29, 2002, and the results of our operations for the thirteen week and thirty-nine week periods ended September 29, 2002 and September 30, 2001, and our cash flows for the thirty-nine week periods ended September 29, 2002 and September 30, 2001.

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

Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and thirty-nine week periods ended September 29, 2002, are not necessarily indicative of the results to be expected for the full year.

2.	INVENTORIES

The components of inventories consist of the following: (in thousands)

	9/29/02	12/29/01	9/30/01

Finished goods	$266,186	$297,571	$343,604
Work in process	49,762	42,136	57,665
Raw materials and supplies	20,350	23,424	34,365

	336,298	363,131	435,634
LIFO and lower-of-cost or market adjustments, net	(5,197)	(2,793)	(5,095)

	$331,101	$360,338	$430,539

3.	LONG-TERM DEBT

Long-term debt includes the following:

	September 29,	December 29,
(in thousands)	2002	2001

Senior secured credit facilities (due April 2007):
$300 million revolving credit facility	$75,985	$—
Term loan	20,000	—
Revolving credit facility (retired April 2002)	—	94,800
Senior notes 9.25% (due 2010)	250,000	—
Notes payable to financial institutions:
6.72% notes due annually through 2002	—	10,714
6.65% notes (retired April 2002)	—	107,143
6.78% notes (retired April 2002)	—	100,000
Variable rate note (5.09% at December 29, 2001) (retired April 2002)	—	37,550

	345,985	350,207
Less current maturities	(2,500)	(39,271)

	$343,485	$310,936

On April 18, 2002, we entered into two new financing agreements to replace our existing revolving credit facility due October 14, 2004, which bore a weighted average interest rate of 4.03% at December 29, 2001; and other long term indebtedness including: 6.72% notes due annually through 2002 (which bore interest at the rate of 6.97% per annum at April 18, 2002); 6.65% notes due annually 2001 through 2007 (which bore interest at the rate of 7.65% per annum at April 18, 2002); 6.78% notes due annually 2003 through 2008 (which bore interest at the rate of 7.78% per annum at April 18, 2002); and a variable rate note due semi-annually through 2005 (which bore interest at the rate of 5.09% at December 29, 2001).

We issued $250 million in principal amount of 9.25% Senior Notes (the “Senior Notes”) that will mature in 2010. We sold these notes for 100% of their face amount. The Senior Notes were issued pursuant to an Indenture, dated as of April 18, 2002, between us and Wachovia Bank, National Association and are fully and unconditionally guaranteed, jointly and severally, by most of our domestic subsidiaries. The Senior Notes (i) have interest payment dates of May 1 and November 1 of each year; (ii) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

Year	Percentage

May 1, 2006	104.6250%
May 1, 2007	102.3125%
May 1, 2008 and thereafter	100.0000%

and (iii) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations.

We also entered into new senior secured credit facilities (the “Facilities”) concurrently with the closing of the Senior Notes offering. The new Facilities provide for a $300 million senior secured revolving credit facility (the “Revolver”) which is dependent on the levels of our eligible accounts receivable and inventory and a $25 million senior secured term loan (the “Term Loan”). The new Facilities mature on April 18, 2007. The Facilities provide for variable interest on the Revolver through December 29, 2002 at LIBOR plus 2.50% (4.32% at September 29, 2002) and on the Term Loan at LIBOR plus 3.00% (4.82% at September 29, 2002), with an annual commitment fee on the unused portion of the Facilities of 0.50%. After this initial period, pricing will be adjusted quarterly based on our consolidated fixed charge coverage ratio and will range from LIBOR plus 1.75% to LIBOR plus 2.75% or Fleet National

Bank’s base rate plus 0.25% to the base rate plus 1.25% for the Revolver, and LIBOR plus 2.25% to LIBOR plus 3.25% or Fleet National Bank’s base rate plus 0.75% to base rate plus 1.75% for the Term Loan. The commitment fee on the unused portion of the Revolver will range from 0.375% to 0.500%. We may choose LIBOR or base rate pricing and may elect interest periods of one, two, three or six months for LIBOR borrowings, except that all swing line loans managed by the Administrative Agent, under the Revolver will have base rate pricing. The Term Loan has a scheduled 5-year amortization period with payments of $2.5 million each September 30 and December 31 until maturity, beginning on September 30, 2002. We prepaid our September 30, 2002 and December 31, 2002 principal payments in the aggregate amount of $5.0 million prior to September 29, 2002 without penalty.

The Facilities and the indenture governing the Senior Notes impose certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; issue redeemable preferred stock and non-guarantor subsidiary preferred stock; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidation; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements, including the indenture governing the Senior Notes; issue and sell capital stock of subsidiaries; and restrict distributions from subsidiaries. The new Facilities require us to meet a fixed charge coverage ratio, which is 1.15 to 1.0 through the next to last day of fiscal year 2003 and 1.2 to 1.0 through the next to last day of fiscal year 2004 and 1.25 to 1.0 thereafter, and a maximum leverage ratio, which is 4.0 to 1.0 through the next to last day of fiscal year 2002, and 3.75 to 1.0 through the next to last day of fiscal year 2003 and 3.5 to 1.0 thereafter.

If we violate these covenants and are unable to obtain waivers from our lenders, our debt under these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. Cross default provisions exist in the indenture governing the 9.25% senior notes whereby a default on the senior notes would occur if we default on any covenant of any other debt agreement (which has an outstanding balance in excess of $25 million) and such default causes an acceleration of the maturity date of the other indebtedness. Also, under cross default provisions in the new credit facility, a default would occur if we default on any covenant of any other debt agreement (which has an outstanding balance in excess of $5 million) and such default causes an acceleration of the maturity date of the other indebtedness.

As of September 29, 2002, we had approximately $96.0 million in outstanding borrowings ($76 million under the Revolver and $20 million under the Term Loan) and $12.6 million in outstanding letters of credit under the Facilities with approximately $184.9 million in additional borrowing availability under the Revolver.

We used the proceeds from the offering of the Senior Notes, together with $132.4 million of the initial borrowings under our new Facilities to pay fees and expenses associated with the new Facilities, as described below, and the Senior Notes, to repay the outstanding debt balances, prepayment penalties, fees, and expenses related to our old debt.

During the second quarter of fiscal 2002, we recognized an extraordinary charge of approximately $20.1 million ($12.6 million after-tax) associated with the termination of our then existing revolving credit facility and the early retirement of other long term indebtedness. The charge consisted of $15.0 million related to prepayment penalties, fees and expenses associated with the early termination of our existing notes payable and the write-off of $5.1 million of previously capitalized loan costs associated with the extinguished debt.

4.	MULTI-YEAR RESTRUCTURING AND REORGANIZATION PLAN

In July 1998, we adopted a restructuring and reorganization program with the objective of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. The plan originally called for the closing of a number of our world-wide facilities, which included selected manufacturing plants, distribution centers and offices; expanding production outside the United States; consolidating and downsizing the licensed products businesses; disposing of owned shopping-center real estate; reorganizing the corporate structure; as well as other cost saving activities. The plan also called for the establishment of a dual headquarters in Atlanta, Georgia in addition to Alexander City, Alabama. In July 2001, we announced an extension of this program to align the organization by distribution channel to provide stronger customer service, supply chain management, and more cost-effective operations.

During the second quarter 2001, we announced the closing of two domestic sewing plants, one textile operation, one yarn manufacturing facility, and terminated approximately 770 employees. In July 2001, we also announced changes that affected the Cross Creek® branded business. We elected to discontinue direct marketing of the Cross Creek® brand through golf pro-shops and department stores and instead pursue a third party licensing strategy for this business channel. We have continued to market the Cross Creek® brand through the artwear/careerwear business line, which remains this brand’s principal channel of distribution. Artwear products are unprinted or “blank” products sold under the Russell Athletic®, Jerzees®, Mossy Oak®, Cross Creek® and Three Rivers® brands that are printed upon, embroidered or otherwise decorated by a third party, such as a screen printer. In addition, we consolidated the remaining Cross Creek textile operations into the current dyeing and finishing plant in Mt. Airy, North Carolina. During the second quarter 2001, we recorded asset impairment charges of $11.0 million and employee severance and related costs of $6.4 million. We also incurred approximately $2.2 million in ongoing maintenance cost related to facilities that had been closed in prior periods in connection with prior restructuring activities and $1.6 million of miscellaneous costs primarily related to the consolidation of the Cross Creek® branded business. Additionally, we recorded inventory write-downs of $5.4 million related to the discontinuance of certain Cross Creek® product lines during the second quarter 2001.

During the third quarter 2001, we recorded asset impairment charges of $3.1 million, employee severance of $5.6 million (for approximately 285 positions) and other costs of $1.8 million related to the consolidation of the Cross Creek® branded business.

During the third quarter 2001, we also recorded $2.3 million in severance (for approximately 165 positions) to reduce manufacturing capacity in the Domestic Activewear segment and $2.5 million for ongoing maintenance and security costs on facilities closed in prior periods due to restructuring activities, further losses on sales of facilities previously classified as held for sale and other unusual costs.

During the third quarter 2001, we reached an agreement with Frontier Spinning Mills, Inc. to transfer certain of our spinning assets and yarn employees to Frontier Yarns, LLC (“Frontier Yarns”), a joint venture between us, Frontier Spinning Mills, Inc. and the management of the joint venture. Beginning fiscal 2002, Frontier Yarns supplies most of our yarn needs. These transferred spinning facilities continued to operate as a part of Russell until the transaction was consummated at the end of December 2001. We recorded asset impairment charges of $38.5 million related to the transfer of spinning assets to Frontier Yarns. Of the $38.5 million in asset impairment charges, $15.3 million related to assets that were sold to Frontier Yarns or to other parties and the remaining $23.2 million related to yarn facilities and equipment that is being leased to Frontier Yarns and classified as held for use.

Special charges reflected in the consolidated condensed statements of operations for comparable 2001 interim periods were as follows: (in thousands)

	13 Weeks Ended	39 Weeks Ended
	9/30/01	9/30/01

Employee termination charges	$7,924	$14,346
Exit costs related to facilities	1,203	4,529
Impairment of facilities used in operations	23,242	23,242
Impairment of facilities & equipment
held for disposal	19,145	30,919
Other	2,255	10,032

Total before taxes	53,769	83,068

Total after taxes	$33,337	$51,502

These charges were classified in the 2001 consolidated condensed statements of operations as follows: (in thousands)

	13 Weeks Ended	39 Weeks Ended
	9/30/01	9/30/01

Cost of goods sold	$8,358	$20,391
Selling, general & administrative expenses	67	1,226
Other, net	45,344	61,451

	$53,769	$83,068

A summary of activity in the restructuring liability accounts follows: (in thousands)

	39 Weeks Ended
	9/29/02	9/30/01

Restructuring liabilities at beginning of period	$16,139	$5,726
Exit costs accrued	—	4,529
Employee termination charges	—	14,346
Other charges	—	4,421
Payments charged to the liability accounts	(8,007)	(19,979)

Restructuring liabilities at end of period	$8,132	$9,043

The remaining accrued restructuring liabilities at September 29, 2002 are made up of the following: (in thousands)

9/29/02

Employee terminations	$2,025
Termination of certain licenses and contracts	679
Exit costs related to facilities	5,428

$8,132

We have substantially completed our multi-year restructuring and reorganization program. As of September 29, 2002, we had approximately $8.1 million in remaining accrued restructuring liabilities. During the thirteen and thirty-nine week periods ending September 29, 2002, we did not incur any additional restructuring charges (“special charges”).

At September 29, 2002, we held for sale certain closed facilities with an adjusted carrying value of approximately $17.3 million, which have been included in property, plant and equipment as part of the Domestic Activewear segment.

5.	COMMITMENTS AND CONTINGENCIES

Commitments
During fiscal 2001, we entered into a supply agreement with Frontier Yarns to purchase certain minimum quantities of yarn.

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

Trade Accounts Receivable
In the fourth quarter of 2001, we increased our reserves to reflect estimated losses related to two customers that filed for bankruptcy, primarily Kmart Corporation. As of the date of Kmart’s chapter 11 filing, we had outstanding pre-petition accounts receivable on 2001 orders from Kmart of approximately $12.4 million and increased our bad debt reserve with a fiscal 2001 fourth quarter pre-tax charge of $6.2 million. During the 2002 third quarter, we increased our bad debt reserve by an additional $5.0 million pre-tax charge to provide for possible additional losses on our pre-petition accounts receivable balance from Kmart. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable, and we continue to evaluate the collectibility of these pre-petition receivables from Kmart. Additional adjustments for our Kmart and other bad debts may be appropriate in future periods.

6.	DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended		39 Weeks Ended

	9/29/02	9/30/01	9/29/02	9/30/01

Basic weighted-average common shares outstanding	32,164,310	31,968,257	32,094,366	31,936,285

Net common shares issuable on exercise of dilutive stock options	159,180	—	167,409	—

Diluted weighted-average common shares outstanding	32,323,490	31,968,257	32,261,775	31,936,285

Net incremental shares issuable on the exercise of employee stock options calculated using the treasury stock method amounted to 163,392 and 322,616 for the thirteen and thirty-nine weeks ended September 30, 2001, respectively. Such incremental shares were not included in the diluted weighted-average common shares outstanding calculation because they were anti-dilutive.

7.	COMPREHENSIVE INCOME (LOSS)

At September 29, 2002, accumulated other comprehensive loss as shown in the consolidated condensed balance sheet was comprised of foreign currency translation adjustments, minimum pension liabilities, and foreign currency forward contracts. The components of comprehensive income (loss), net of tax, for the periods indicated below were as follows: (in thousands)

	13 Weeks Ended		39 Weeks Ended

	9/29/02	9/30/01	9/29/02	9/30/01

Net income (loss)	$23,363	$(15,383)	$19,849	$(24,729)
Foreign currency translation gain (loss)	600	(1,218)	(358)	(2,256)
Change in unrealized value of derivative instruments	193	(2,488)	453	(4,058)
Cumulative effect adjustment (SFAS 133)	—	—	—	(578)

Comprehensive income (loss)	$24,156	$(19,089)	$19,944	$(31,621)

8.	SEGMENT INFORMATION

We operate our business in two reportable segments: Domestic Activewear and International Activewear. Domestic Activewear is further organized into three business lines, which are aligned by distribution channels: Russell Athletic, Mass Retail, and Artwear/Careerwear. Russell Athletic, Mass Retail and Artwear/Careerwear have been aggregated into the Domestic Activewear reportable segment because those business lines are similar in economic characteristics, products, production processes, type of customer, distribution method and regulatory environment. The International Activewear business sells our products in more than 40 countries.

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

Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (Segment EBIT). Segment EBIT as presented by us may not be comparable to similarly titled measures issued by other companies. The accounting policies of the reportable segments are the same as those described in Note One to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2001, except that inventories are valued at standard cost at the segment level, whereas a substantial portion of these inventories are valued on a Last-In, First-Out (LIFO) basis in the consolidated financial statements.

	13 Weeks ended September 29, 2002 (in thousands)

	Domestic	International
	Activewear	Activewear	Total

Net sales	$362,733	$24,254	$386,987
Depreciation & amortization expense	9,590	131	9,721
Segment EBIT	52,512	228	52,740
Total assets	982,006	72,992	1,054,998

	13 Weeks ended September 30, 2001 (in thousands)

	Domestic	International
	Activewear	Activewear	Total

Net sales	$329,557	$21,767	$351,324
Depreciation & amortization expense	11,468	140	11,608
Segment EBIT	39,441	1,226	40,667
Special charges not included in Segment EBIT	53,575	194	53,769
Total assets	1,106,734	68,210	1,174,944

	39 Weeks ended September 29, 2002 (in thousands)

	Domestic	International
	Activewear	Activewear	Total

Net sales	$790,517	$65,365	$855,882
Depreciation & amortization expense	32,533	494	33,027
Segment EBIT	87,686	(288)	87,398
Total assets	982,006	72,992	1,054,998

	39 Weeks ended September 30, 2001 (in thousands)

	Domestic	International
	Activewear	Activewear	Total

Net sales	$786,227	$59,926	$846,153
Depreciation & amortization expense	37,295	393	37,688
Segment EBIT	78,966	2,099	81,065
Special charges not included in Segment EBIT	82,427	641	83,068
Total assets	1,106,734	68,210	1,174,944

A reconciliation of combined segment EBIT to consolidated income (loss) before income taxes is as follows:

	13 Weeks Ended		39 Weeks Ended

	9/29/02	9/30/01	9/29/02	9/30/01

Total segment EBIT	$52,740	$40,667	$87,398	$81,065
Special charges	—	(53,769)	—	(83,068)
Unallocated amounts:
Corporate expenses	(7,234)	(3,784)	(16,134)	(14,492)
Other income (expense), net	74	(2)	3,246	(3)
Interest expense	(8,379)	(8,568)	(22,807)	(24,033)

Consolidated income (loss) before income taxes	$37,201	$(25,456)	$51,703	$(40,531)

NET SALES BY DISTRIBUTION CHANNEL (in thousands)
	13 Weeks Ended		39 Weeks Ended

	9/29/02	9/30/01	9/29/02	9/30/01

Domestic Russell Athletic	$100,543	$87,381	$220,100	$211,000
Domestic Mass Retail	147,509	123,919	248,787	228,952
Domestic Artwear/Careerwear	114,681	118,249	321,628	346,267
International Activewear	24,254	21,775	65,367	59,934

Consolidated total	$386,987	$351,324	$855,882	$846,153

9.	NEW ACCOUNTING PRONOUNCEMENTS

Asset Impairment
In August 2001, the FASB issued SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” that supersedes SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of”, and provides a single accounting model for long-lived assets to be disposed of. Although retaining many of the fundamental recognition and measurement provisions of Statement No. 121, the new rules significantly change the criteria that would have to be met to classify an asset as held-for-sale. The new rules also supersede the provisions of APB Opinion 30 with regard to reporting the effects of a disposal of a segment of a business and require expected future operating losses from discontinued operations to be displayed in discontinued operations in the period(s) in which the losses are incurred (rather than as of the measurement date as was required by APB 30). We adopted SFAS No. 144 in the first quarter of 2002. The new rules had no impact on our consolidated financial position or our results of operations.

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

The following table presents the impact of SFAS No. 142 on net income (loss) and net income (loss) per share had the standard been in effect throughout each period presented (in thousands, except per share amounts).

	Thirteen	Thirty-nine
	Weeks Ended	Weeks Ended		Years Ended

	9/30/01	9/30/01	12/29/01	12/30/00	1/2/00

Reported net income (loss)	$(15,383)	$(24,729)	$(55,486)	$14,515	$8,388
SG&A adjustments:
Amortization of goodwill	286	850	1,136	632	939
Amortization of licenses	79	238	317	79	—

Total SG&A adjustments	365	1,088	1,453	711	939
Income tax effect	(101)	(305)	(391)	(119)	(219)

Net adjustments	264	783	1,062	592	720

Adjusted net income (loss)	$(15,119)	$(23,946)	$(54,424)	$15,107	$9,108

Reported net income (loss) per share-basic	$(0.48)	$(0.77)	$(1.74)	$0.45	$0.25
Adjusted net income (loss) per share-basic	$(0.47)	$(0.74)	$(1.70)	$0.47	$0.27
Reported net income (loss) per share-diluted	$(0.48)	$(0.77)	$(1.74)	$0.44	$0.25
Adjusted net income (loss) per share-diluted	$(0.47)	$(0.74)	$(1.70)	$0.46	$0.27

We have completed the transitional impairment tests of goodwill and other intangible assets as required by SFAS No. 142 and concluded that our goodwill and indefinite lived intangible assets, which had carrying values of $13.2 million and $12.1 million, respectively, at December 29, 2001, were not impaired. We also are required to perform the impairment tests on an annual basis. There can be no assurance that future impairment tests will not result in a charge to earnings.

Accounting for Debt Extinguishment and Lease Modifications
In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections”. SFAS No. 145 clarifies guidance related to the reporting of gains and losses from extinguishment of debt and resolves inconsistencies related to the required accounting treatment of certain lease modifications. We plan to adopt SFAS No. 145 in the first quarter of 2003. Upon adoption of this standard, we will reclassify the pre-tax effect of the extraordinary charge for the early retirement of debt that we recognized in the second quarter of fiscal 2002 to income from continuing operations and the related tax effect will be reported in income taxes. Such reclassification will have no effect on our net income or on stockholders’ equity.

10.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, Inc.; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; Russell Athletic, Inc.; Russell Athletic West, Inc.; and Russell Co-Op, LLC (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Corporation – Delaware; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Cross Creek de Jimenez, S.A. de C.V. (now known as Jerzees de Jimenez, S.A. de C.V.); Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd; Russell do Brasil, Ltda.; Russell Corp. Far East Limited; Russell Japan KK; Russell Corp. Canada Limited; Jerzees de Honduras, S.A. de C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell CZ s.r.o.; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; and Citygate Textiles Limited.

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

          Russell Corporation and Subsidiaries
          Condensed Consolidated Balance Sheets

September 29, 2002
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$752	$14,887	$6,282	$—	$21,921
Trade accounts receivables, net	1,159	238,958	21,534	—	261,651
Inventories	238,631	50,860	41,610	—	331,101
Prepaid expenses and other current assets	18,786	1,525	6,159	—	26,470

Total current assets	259,328	306,230	75,585	—	641,143
Property, plant, and equipment, net	231,131	77,575	27,242	—	335,948
Investment in subsidiaries	827,570	195	—	(827,765)	—
Intercompany balances	(365,548)	405,436	(39,888)	—	—
Other assets	53,559	23,915	433	—	77,907

	$1,006,040	$813,351	$63,372	$(827,765)	$1,054,998

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$62,705	$10,850	$9,122	$—	$82,677
Accrued expenses	86,812	11,539	667	—	99,018
Short-term debt	—	—	6,866	—	6,866
Current maturities of long-term debt	2,500	—	—	—	2,500

Total current liabilities	152,017	22,389	16,655	—	191,061
Long-term debt, less current maturities	343,485	—	—	—	343,485
Deferred liabilities	37,868	7,343	2,571	—	47,782
Stockholders’ equity	472,670	783,619	44,146	(827,765)	472,670

	$1,006,040	$813,351	$63,372	$(827,765)	$1,054,998

     Russell Corporation and Subsidiaries
     Condensed Consolidated Statements of Operations

For the 13 Weeks Ended September 30, 2001
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$253,455	$76,329	$30,775	$(9,235)	$351,324
Costs and expenses:
Cost of goods sold	174,930	72,115	23,695	(7,838)	262,902
Selling, general and administrative expenses	33,566	14,806	5,403	6,199	59,974
Interest expense (income) — net	21,112	(12,642)	99	(1)	8,568
Other expense (income) — net	59,267	(6,666)	330	(7,595)	45,336

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(35,420)	8,716	1,248	—	(25,456)
Provision (benefit) for income taxes	(15,765)	4,961	731	—	(10,073)
Equity in earnings of consolidated subsidiaries, net of income taxes	4,272	—	—	(4,272)	—

Net income (loss)	$(15,383)	$3,755	$517	$(4,272)	$(15,383)

     Russell Corporation and Subsidiaries
     Condensed Consolidated Statements of Operations

For the 13 Weeks Ended September 29, 2002
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$276,608	$86,348	$35,214	$(11,183)	$386,987
Costs and expenses:
Cost of goods sold	188,511	59,785	29,638	(11,476)	266,458
Selling, general and administrative expenses	52,810	17,082	4,529	303	74,724
Interest expense (income) — net	17,851	(9,545)	73	—	8,379
Other expense (income) — net	22,216	(22,020)	39	(10)	225

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(4,780)	41,046	935	—	37,201
Provision (benefit) for income taxes	(1,052)	14,598	292	—	13,838
Equity in earnings of consolidated subsidiaries, net of income taxes	27,091	—	—	(27,091)	—

Net income (loss)	$23,363	$26,448	$643	$(27,091)	$23,363

      Russell Corporation and Subsidiaries
      Condensed Consolidated Statements of Operations

For the 39 Weeks Ended September 30, 2001
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$550,995	$235,502	$92,751	$(33,095)	$846,153
Costs and expenses:
Cost of goods sold	395,447	199,500	73,292	(29,246)	638,993
Selling, general and administrative expenses	108,008	35,134	17,368	3,742	164,252
Interest expense (income) — net	41,604	(18,418)	847		24,033
Other expense (income) — net	87,301	(18,448)	(1,856)	(7,591)	59,406

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(81,365)	37,734	3,100	—	(40,531)
Provision (benefit) for income taxes	(30,649)	13,980	867	—	(15,802)
Equity in earnings of consolidated subsidiaries, net of income taxes	25,987	—	—	(25,987)	—

Net income (loss)	$(24,729)	$23,754	$2,233	$(25,987)	$(24,729)

      Russell Corporation and Subsidiaries
      Condensed Consolidated Statements of Operations

For the 39 Weeks Ended September 29, 2002
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Net sales	$596,886	$194,483	$99,531	$(35,018)	$855,882
Costs and expenses:
Cost of goods sold	426,972	134,472	81,043	(33,066)	609,421
Selling, general and administrative expenses	113,432	46,294	16,657	(1,899)	174,484
Interest expense (income) — net	48,921	(26,221)	107	—	22,807
Other expense (income) — net	78,426	(80,643)	(263)	(53)	(2,533)

Income (loss) before income taxes, equity in earnings of consolidated subsidiaries, and extraordinary item	(70,865)	120,581	1,987	—	51,703
Provision (benefit) for income taxes	(24,558)	42,921	870	—	19,233
Equity in earnings of consolidated subsidiaries, net of income taxes	78,777	—	—	(78,777)	—

Income (loss) before extraordinary item	32,470	77,660	1,117	(78,777)	32,470
Extraordinary item, net of income taxes	(12,621)	—	—	—	(12,621)

Net income (loss)	$19,849	$77,660	$1,117	$(78,777)	$19,849

      Russell Corporation and Subsidiaries
      Condensed Consolidated Statements of Cash Flows

For the 39 Weeks Ended September 30, 2001
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net cash provided by (used in) operating activities	$102,974	$(164,652)	$16,944	$—	$(44,734)

Investing Activities
Purchase of property, plant and equipment	(20,931)	(3,057)	(4,530)	—	(28,518)
Investment in and advances to subsidiaries	(162,261)	166,118	(3,857)	—	—
Proceeds from sales of property, plant and equipment	5,835	130	3,559	—	9,524

Net cash provided by (used in) investing activities	(177,357)	163,191	(4,828)	—	(18,994)

Financing Activities
Borrowings (payments) on credit facility — net	34,231	—	(2,139)	—	32,092
Borrowings (payments) on short-term debt	87,869	—	(10,040)	—	77,829
Payments on notes payable	(33,921)	—	—	—	(33,921)
Dividends on common stock	(13,415)	—	—	—	(13,415)
Treasury stock reissued	1,261	—	—	—	1,261

Net cash provided by (used in) financing activities	76,025	—	(12,179)	—	63,846

Effect of exchange rate changes on cash	—	—	1,493	—	1,493

Net increase in cash	1,642	(1,461)	1,430	—	1,611
Cash balance at beginning of period	788	295	3,110	—	4,193

Cash balance at end of period	$2,430	$(1,166)	$4,540	$—	$5,804

       Russell Corporation and Subsidiaries
       Condensed Consolidated Statements of Cash Flows

For the 39 Weeks Ended September 29, 2002
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated

Operating Activities
Net cash provided by operating activities	$34,156	$25,622	$9,553	$—	$69,331

Investing Activities
Purchase of property, plant and equipment	(12,821)	(1,355)	(769)	—	(14,945)
Investment in and advances to subsidiaries	13,204	(7,797)	(5,407)	—	—
Proceeds from sales of property, plant and equipment	7,428	—	—	—	7,428
Other	(5,169)	—	—	—	(5,169)

Net cash provided by (used in) investing activities	2,642	(9,152)	(6,176)	—	(12,686)

Financing Activities
Borrowings (payments) on credit facility — net	1,185	—	—	—	1,185
Borrowings on short-term debt	—	—	222	—	222
Payments on notes payable, including prepayment penalties	(270,371)	—	—	—	(270,371)
Proceeds from issuance of bonds	250,000	—	—	—	250,000
Debt issuance & amendment costs paid	(18,632)	—	—	—	(18,632)
Dividends on common stock	(3,850)	—	—	—	(3,850)
Treasury stock reissued	2,345	—	—	—	2,345

Net cash provided by (used in) financing activities	(39,323)	—	222	—	(39,101)

Effect of exchange rate changes on cash	—	—	(1,505)	—	(1,505)

Net increase (decrease) in cash	(2,525)	16,470	2,094	—	16,039
Cash balance at beginning of period	3,277	(1,583)	4,188	—	5,882

Cash balance at end of period	$752	$14,887	$6,282	$—	$21,921

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND LIQUIDITY AND CAPITAL RESOURCES

Results of Operations

Our results of operations are affected by numerous factors, including competition, general economic conditions, seasonal variation, raw material costs, mix of products sold and plant utilization. Typically, demand for our products is higher during the third and fourth quarters of each fiscal year. Changes in the weather also affect the demand for our products, particularly for our core fleece products. In addition, certain types of athletic and activewear products manufactured by us are generally available from multiple sources and our customers often purchase products from more than one source. To remain competitive, we review and adjust our pricing structure from time to time in response to price changes.

Our product mix affects our overall gross profit margin. Additionally, plant utilization levels are important to profitability due to the substantial fixed costs of our manufacturing operations. The cost of yarn is a significant component of our cost of goods sold. As a result of our restructuring and reorganization program, we purchase all of our yarn from the joint venture we established with Frontier Spinning Mills, Inc., from our joint venture partner as well as other third party suppliers. Yarn prices fluctuate principally as a result of supply and demand in the yarn and raw cotton markets. Furthermore, fluctuations in petroleum prices can influence the prices of chemicals, dyestuffs and polyester yarn. Accordingly, we adjust the timing and size of our raw material purchases in an effort to minimize the impact of these types of fluctuations.

The following statements of operations are for the thirteen and thirty-nine week period ended September 29, 2002 and September 30, 2001.

		13 Weeks				39 Weeks

	2002		2001		2002		2001

(Dollars in millions)
Net sales	$387.0	100.0%	$351.3	100.0%	$855.9	100.0%	$846.2	100.0%
Cost of goods sold	266.5	68.9%	262.9	74.8%	609.4	71.2%	639.0	75.5%

Gross margin	120.5	31.1%	88.4	25.2%	246.5	28.8%	207.2	24.5%
Selling, general and administrative expense (SG&A)	74.7	19.3%	60.0	17.1%	174.5	20.4%	164.3	19.4%
Other expense (income)-net	0.2	0.1%	45.3	12.9%	(2.5)	(0.3)%	59.4	7.0%

Earnings (loss) before interest and taxes (EBIT)	45.6	11.8%	(16.9)	(4.8)%	74.5	8.7%	(16.5)	(1.9)%
Interest expense	8.4	2.2%	8.6	2.4%	22.8	2.7%	24.0	2.8%

Income (loss) before taxes	37.2	9.6%	(25.5)	(7.3)%	51.7	6.0%	(40.5)	(4.8)%
Provision (benefit) for income taxes	13.8	3.6%	(10.1)	(2.9)%	19.2	2.2%	(15.8)	(1.9)%

Income (loss) before extraordinary item	23.4	6.0%	(15.4)	(4.4)%	32.5	3.8%	(24.7)	(2.9)%
Extraordinary charge, net of tax — Note 3	—	—	—	—	(12.6)	(1.5)%	—	—

Net income (loss)	$23.4	6.0%	$(15.4)	(4.4)%	$19.9	2.3%	$(24.7)	(2.9)%

RESTRUCTURING, ASSET IMPAIRMENT & OTHER UNUSUAL (SPECIAL CHARGES). The following represents special charges associated with our restructuring and reorganization plan incurred during fiscal 2001. See Note 4 to the condensed consolidated financial statements for further details and discussion related to these charges. During the thirteen and thirty-nine week periods ending September 29, 2002, we did not incur any special charges associated with our restructuring and reorganization plan.

	2001

(In millions)	13 Weeks	39 Weeks

Cost of goods sold	$8.4	$20.4
Selling, general and administrative expense	0.1	1.2
Other — net	45.3	61.5

	53.8	83.1
Benefit for income taxes	(20.5)	(31.6)

Net special charges	$33.3	$51.5

UNAUDITED PRO FORMA RESULTS OF OPERATIONS. The following represents our consolidated statements of operations adjusted to remove the impact of the special charges described above.

		13 Weeks				39 Weeks

	2002		2001		2002		2001

(Dollars in millions)
Net sales	$387.0	100.0%	$351.3	100.0%	$855.9	100.0%	$846.2	100.0%
Cost of goods sold	266.5	68.9%	254.5	72.4%	609.4	71.2%	618.6	73.1%

Gross margin	120.5	31.1%	96.8	27.6%	246.5	28.8%	227.6	26.9%
Selling, general and administrative expense (SG&A)	74.7	19.3%	59.9	17.1%	174.5	20.4%	163.1	19.3%
Other expense (income)-net	0.2	0.1%	—	0.0%	(2.5)	(0.3)%	(2.1)	(0.2)%

Earnings before interest and taxes (EBIT)	45.6	11.8%	36.9	10.5%	74.5	8.7%	66.6	7.9%
Interest expense	8.4	2.2%	8.6	2.4%	22.8	2.7%	24.0	2.8%

Income before taxes	37.2	9.6%	28.3	8.1%	51.7	6.0%	42.6	5.0%
Provision for income taxes	13.8	3.6%	10.4	3.0%	19.2	2.2%	15.8	1.9%

Income before extraordinary item	23.4	6.0%	17.9	5.1%	32.5	3.8%	26.8	3.2%
Extraordinary charge, net of tax — Note 3	—	—	—	—	(12.6)	(1.5)%	—	—

Net income	$23.4	6.0%	$17.9	5.1%	$19.9	2.3%	$26.8	3.2%

Thirteen weeks ended September 29, 2002 compared to September 30, 2001

Net sales. Net sales for the 2002 third quarter were up $35.7 million to $387.0 million, a 10.2% increase over last year’s third quarter sales of $351.3 million.

For the 2002 third quarter, net sales in our Domestic Activewear segment totaled $362.7 million, an increase of 10.1%, or $33.2 million, from the comparable period last year. The increase in sales was primarily driven by new and expanded fall programs, such as a national expansion of men’s and boys’ fleece at JCPenney and a national men’s fleece program at Sam’s Club. Other new and expanded programs which increased net sales include Vintage Varsity™ by Russell Athletic®, the rollout of no-show socks, a broadened product offering for Mossy Oak®, and the introduction of Discus® at Sears. This was partially offset by price reductions on some of our products, principally in the Artwear/Careerwear and Mass Retail distribution channels.

Overall dozens shipped within the Domestic Activewear segment increased 15.1% from the 2001 third quarter, while net sales were up 10.1% reflecting the product sales mix across our business lines and lower prices, primarily in the Artwear/Careerwear and Mass Retail channels.

Our Domestic Activewear segment is organized into three business lines, which are aligned by distribution channel: Russell Athletic, Mass Retail and Artwear/Careerwear. For the 2002 third quarter:

•	Net sales in Russell Athletic increased $13.2 million, or 15.1%, to $100.5 million, while dozens shipped were up 24.0% from the 2001 third quarter. The increase in sales and dozens shipped was primarily driven by new and expanded fall programs such as a national expansion of men’s and boys’ fleece at JCPenney and the introduction of our Discus® brand at Sears.

•	Net sales in Mass Retail increased $23.6 million, or 19.0%, to $147.5 million, while overall dozens shipped within our Mass Retail business were up 23.7% from the 2001 third quarter. The increase in sales and dozens shipped was due to increased sales of our Mossy Oak® and JERZEES® brands as well as increased sock sales by our Desoto Mills subsidiary. For example, in the 2002 third quarter, our Mossy Oak® sales were up over 70% from the comparable period last year due to timing of sales and improved product delivery. The increase in sales and dozens shipped was somewhat offset by the mix of products sold and lower pricing in the distribution channel.

•	Net sales in Artwear/Careerwear decreased $3.6 million, or 3.0%, to $114.7 million, while overall dozens shipped within Artwear/Careerwear distribution channel were down 1.4% from the 2001 third quarter. The decrease in sales and dozens shipped reflect the industry-wide impact of lower prices, primarily in the promotional T-shirt market, and reduced corporate purchasing of our higher priced products, such as sports shirts, denims and wovens.

In our International Activewear segment, net sales for the 2002 third quarter were $24.3 million, an increase of 11.4%, or $2.5 million from the comparable period last year. Overall dozens shipped within our International Activewear segment were up 16.2% from the 2001 third quarter. New product introductions in Europe and the increased value of both the Euro and British pound contributed about equally to the increase in net sales. The increases in sales and dozens shipped were partially offset by the mix of products sold and lower pricing in Europe.

Gross Profit and Gross Margin. Our gross profit was $120.5 million, or a 31.1% gross margin, in the 2002 third quarter versus a gross profit of $88.4 million, or a 25.2% gross margin, in the comparable prior year period. Excluding the $8.4 million pre-tax impact of last year’s restructuring, asset impairment, and other unusual charges (“special charges”) as described in Note 4 to the consolidated condensed financial statements, gross profit in the 2001 third quarter was $96.8 million, or a 27.6% gross margin.

During the 2002 third quarter, higher sales volumes and the completion of our restructuring and reorganization program, improved plant utilization, lower fiber costs, conversion cost savings from our yarn joint venture, and other ongoing efforts to improve and streamline our manufacturing processes, as well as our continued focus on reducing expenses, positively impacted our gross profit and gross margin. However, these positive impacts were partially offset by LIFO charges of $7.3 million reflecting our lower inventory levels and a lower per unit manufacturing cost on our newer products resulting from our restructuring and reorganization program. To a lesser extent, the mix of products sold and pricing pressures (primarily in Artwear/Careerwear and Mass Retail channels) also partially offset the positive benefits realized in our gross profit and gross margin.

Selling, General and Administrative (SG&A). SG&A expenses were $74.7 million, or 19.3% of net sales, in the 2002 third quarter versus $60.0 million, or 17.1% of net sales, in the comparable prior year period. During the 2002 third quarter, we increased our bad debt reserve by $5.0 million (pre-tax) to provide for potential additional losses on our pre-petition receivables from Kmart, which brings our reserve level to 90% of the $12.4 million pre-petition accounts receivable balance. Excluding this charge, our SG&A expenses would have been $69.7 million, or 18.0% of net sales, an increase of $9.8 million versus the 2001 third quarter.

During the 2002 third quarter, we benefited from lower selling expenses associated with the reorganization of our Cross Creek® branded apparel business and lower marketing expenses. Other general and administrative costs across the Company (primarily higher insurance, bonus and commission costs) more than offset the benefits from these lower expenses during the thirteen week period.

Other- net. Other-net was an expense of $0.2 million for the 2002 third quarter versus $45.3 million in the comparable prior year period. Other-net in the third quarter of 2001 consisted almost entirely of the pre-tax impact of the 2001 special charges, in connection with our restructuring program.

Earnings Before Interest, Taxes and Extraordinary Charge (EBIT). Consolidated EBIT was $45.6 million, or 11.8% of net sales, in the 2002 third quarter versus a loss of $16.9 million in the comparable prior year period. Excluding the pre-tax impact of special charges of $53.8 million in the 2001 third quarter, consolidated EBIT was $36.9 million, or 10.5% of net sales. Exclusive of the charge in the 2002 third quarter related to our bad debt reserve for Kmart, our EBIT would have been $50.6 million, or 13.1% of net sales.

Thirty-nine weeks ended September 29, 2002 compared to September 30, 2001

Net sales Net sales increased 1.1%, or $9.7 million, to $855.9 million for the thirty-nine weeks ended September 29, 2002 from $846.2 million during the comparable prior year period. Excluding net sales of $10.1 million in the comparable period in 2001 from businesses that were discontinued over the last 12 months, net sales of $855.9 million for the thirty-nine weeks ended September 29, 2002 increased 2.4%, or $19.9 million, from the comparable prior year period. The businesses that were discontinued include the direct marketing of our Cross Creek® brand to golf-pro shops and department stores, and yarn sales to third party manufacturers.

In our Domestic Activewear segment, net sales for the thirty-nine weeks ended September 29, 2002 totaled $790.5 million, an increase of 0.5%, or $4.3 million, over the 2001 comparable period. Overall dozens shipped within the Domestic Activewear segment were up 8.7% from the comparable thirty-nine week period in 2001. New and expanded fall programs primarily drove the increase in net sales and dozens shipped, partially offset by the product sales mix across our business lines and price reductions on some of our products, primarily in the Artwear/Careerwear and Mass Retail distribution channels.

Within our Domestic Activewear segment for the thirty-nine weeks ended September 29, 2002:

•	Net sales in Russell Athletic increased $9.1 million, or 4.3%, to $220.1 million, while overall dozens shipped were up 8.6% from the comparable period in 2001. New and expanded fall programs primarily drove the increase in sales to department stores, sports specialty stores and college bookstores. This increase was partially offset by lower sales in our team sports business due to order processing and shipping delays in connection with the reconfiguration and new systems implementation at our Alexander City, AL distribution center. However, we are now shipping at historical service levels.

•	Net sales in Mass Retail increased $19.8 million, or 8.7%, to $248.8 million, while overall dozens shipped within our Mass Retail business were up 17.2% from the comparable period in 2001. The increase in sales and dozens shipped was due to increased sales by our Mossy Oak® and JERZEES® brands as well as increased sock sales from our Desoto Mills subsidiary; however, the increase in sales was partially offset by the mix of products sold and lower pricing in the channel.

•	Net sales in Artwear/Careerwear decreased $24.6 million, or 7.1%, to $321.7 million, while overall dozens shipped within Artwear/Careerwear distribution channel were down 2.7% from the comparable prior year period. These decreases in the Artwear/Careerwear channel reflect industry-wide lower prices, primarily in the promotional T-shirt market, and reduced corporate purchasing of our higher priced products, such as sports shirts, denims and wovens.

In our International Activewear segment, net sales for the thirty-nine weeks ended September 29, 2002 were $65.4 million, an increase of 9.1%, or $5.4 million, while overall dozens shipped within our International Activewear segment were up 16.2% from the comparable period last year. New product introductions in Europe and the increased value of both the Euro and British pound mainly drove the increase in sales and dozens shipped. These increases were partially offset by the mix of products sold and lower pricing in Europe.

Gross Profit and Gross Margin. Our gross profit was $246.5 million, or a 28.8% gross margin, for the thirty-nine weeks ended September 29, 2002 versus a gross profit of $207.2 million, or a 24.5% gross margin, in the comparable prior year period. Excluding the $20.4 million pre-tax impact of last year’s special charges, gross profit for the thirty-nine weeks ended September 30, 2001 was $227.6 million, or a 26.9% gross margin. Higher sales volumes and cost savings attributable to our restructuring and reorganization program, improved plant utilization, lower fiber costs, conversion cost savings from our yarn joint venture, and other ongoing efforts to improve and streamline our manufacturing processes, as well as our continued focus on reducing expenses positively impacted our gross profit and gross margin. However, these positive impacts were partially offset by the mix of products sold and pricing pressures (primarily in the Artwear/Careerwear and Mass Retail channels). To a lesser extent, increases to our LIFO reserve and higher inventory reserves associated with the reconfiguration of our Alexander City, AL distribution center also have partially offset the positive benefits realized in our gross profit and gross margin.

Selling, General and Administrative (SG&A). SG&A expenses were $174.5 million, or 20.4% of net sales, for the thirty-nine weeks ended September 29, 2002 versus $164.3 million, or 19.4% of net sales, in the comparable prior year period. Excluding last year’s special charges of $1.2 million, SG&A expenses were $163.1 million, or 19.3% of net sales, during the thirty-nine weeks ended September 30, 2001. Exclusive of the charge in the 2002 third quarter related to increasing our bad debt reserve for Kmart, our SG&A expenses for the thirty-nine weeks ended September 29, 2002 would have been $169.5 million, or 19.8% of net sales, versus $163.1 million, or 19.3% of net sales on a comparable basis in 2001.

During the thirty-nine weeks ended September 29, 2002, we benefited from lower selling expenses associated with the reorganization of our Cross Creek® apparel business and lower marketing expenses. Other general and administrative costs across our operations (primarily higher insurance, bonus and commission costs) and increased costs in connection with the reconfiguration of our Alexander City, AL distribution center more than offset the benefits from these lower expenses during the thirty-nine week period.

Other- net. Other-net was income of $2.5 million for the thirty-nine weeks ended September 29, 2002 versus an expense of $59.4 million in the comparable prior year period. Excluding the $61.5 million pre-tax impact of the 2001 special charges, other-net was income of $2.1 million in the comparable prior year period. The increase in other income was primarily due to gains on the sale of non-operating assets during the second quarter of 2002.

Earnings Before Interest, Taxes and Extraordinary Charge (EBIT). Consolidated EBIT was $74.5 million, or 8.7% of net sales, for the thirty-nine weeks ended September 29, 2002 versus a loss of $16.5 million in the comparable prior year period. Excluding the pre-tax impact of special charges of $83.1 million for the thirty-nine weeks ended September 30, 2001, consolidated EBIT was $66.6 million, or 7.9% of net sales. Exclusive of the charge in the 2002 third quarter related to our bad debt reserve for Kmart, our EBIT for the thirty-nine weeks ended September 29, 2002 would have been $79.5 million, or 9.3% of net sales, an increase of $12.9 million over adjusted, ongoing EBIT in 2001.

2001 Restructuring Activities

During the second quarter 2001, we announced the closing of two domestic sewing plants- one textile operation and one yarn manufacturing facility; and terminated approximately 770 employees. In July 2001, we also announced changes that affected the Cross Creek® branded business. We elected to discontinue direct marketing of the Cross Creek® brand through golf pro-shops and department stores and instead pursue a third party licensing strategy for this business channel. We have continued to market the Cross Creek® brand through the artwear/careerwear business line, which remains this brand’s principal channel of distribution. In addition, we consolidated the remaining Cross Creek® textile operations into the dyeing and finishing plant in Mt. Airy, North Carolina. During the second quarter 2001, we recorded asset impairment charges of $11.0 million and employee severance and related costs of $6.4 million. We also incurred approximately $2.2 million in ongoing maintenance cost related to facilities that had been closed in prior periods in connection with prior restructuring activities and $1.6 million of miscellaneous costs primarily related to the consolidation of the Cross Creek® branded business. Additionally, we recorded inventory write-downs of $5.4 million related to the discontinuance of certain Cross Creek® product lines during the second quarter 2001.

During the third quarter 2001, we recorded asset impairment charges of $3.1 million, employee severance of $5.6 million (for approximately 285 positions) and other costs of $1.8 million related to the consolidation of the Cross Creek branded business.

During the third quarter 2001, we also recorded $2.3 million in severance (for approximately 165 positions) to reduce manufacturing capacity in the Domestic Activewear segment and $2.5 million for ongoing maintenance and security costs on facilities closed in prior periods due to restructuring activities, further losses on sales of facilities previously classified as held for sale and other unusual costs.

During the third quarter 2001, we reached an agreement with Frontier Spinning Mills, Inc. to transfer certain of our spinning assets and yarn employees to Frontier Yarns, LLC (“Frontier Yarns”), a joint venture between us, Frontier Spinning Mills, Inc. and the management of the joint venture. Beginning fiscal 2002, Frontier Yarns supplies most of our yarn needs. These transferred spinning facilities continued to operate as a part of Russell until the transaction was consummated at the end of December 2001. We recorded asset impairment charges of $38.5 million related to the transfer of spinning assets to Frontier Yarns. Of the $38.5 million in asset impairment charges, $15.3 million related to assets that were sold to Frontier Yarns or to other parties and the remaining $23.2 million related to yarn facilities and equipment that is being leased to Frontier Yarns and classified as held for use.

We have substantially completed our multi-year restructuring and reorganization program. As of September 29, 2002, we had approximately $8.1 million in remaining accrued restructuring liabilities, which we expect will be substantially paid in fiscal 2002. At September 29, 2002, we held for sale certain closed facilities with an adjusted carrying value of approximately $17.3 million, which have been included in property, plant and equipment as part of the Domestic Activewear segment. We believe some of these properties will be sold in 2002, but others will most likely take longer to liquidate. We do not anticipate incurring any further charges related to our multi-year restructuring and reorganization program, other than to the extent our estimated restructuring liabilities and the carrying value of idled assets differ from the amount ultimately realized upon settlement of the liabilities and sale of the assets.

LIQUIDITY AND CAPITAL RESOURCES

Total debt to capitalization decreased to 42.7% at September 29, 2002, versus 50.9% at September 30, 2001, reflecting our reduced levels of working capital. The decrease was primarily attributable to our strategic initiative to reduce our investment in working capital, which enabled us to reduce inventories by nearly $100 million and contributed to the net reduction of total debt by $146.0 million during the last twelve months.

EBITDA, defined as net income before interest, taxes, depreciation and amortization, for the 2002 third quarter was $55.3 million versus a loss of $5.3 million in the comparable period last year. Excluding restructuring charges, EBITDA in the 2001 third quarter was $48.5 million. Exclusive of the charge in the 2002 third quarter related to our bad debt reserve for Kmart, our EBITDA would have been $60.3 million for the third quarter 2002.

For the first three quarters in 2002, EBITDA was $107.5 million versus $21.1 million in the comparable period last year. Excluding restructuring charges, EBITDA for the first nine months of 2001 was $104.3 million. Exclusive of the charge in the 2002 third quarter related to our bad debt reserve for Kmart, our EBITDA would have been $112.5 million for the first 9 months of 2002.

Cash From Operating Activities
Our operations provided approximately $69.3 million of our cash requirements during the first three quarters of 2002, versus using $44.7 million during the same period in 2001. Our business is seasonal and our cash flows from operations are ordinarily higher in the second half of the year. However, during the thirty-nine weeks ended September 29, 2002, we managed inventory to $331.1 million versus $430.5 million in the comparable prior year period. At September 29, 2002, our inventory was $99.4 million lower than a year ago. We have reduced our seasonal inventory levels by focusing on increasing our inventory turns and improving our production planning.

Cash From Investing Activities
Net cash used in investing activities was $12.7 million in the first three quarters of 2002 versus $19.0 million in the prior year period. Our investing activities consisted of capital expenditures and the acquisition of the Moving Comfort® business, less proceeds from the sale of non-operating assets. For the thirty-nine weeks ended September 29, 2002, capital expenditures and acquisitions required $20.1 million. In 2001, there were no acquisitions, and capital expenditures totaled $28.5 million during the same period. For fiscal 2002, we are forecasting capital expenditures to be approximately $30 million. The majority of planned fiscal 2002 capital expenditures are to further enhance our manufacturing and distribution capabilities and our information systems.

Cash From Financing Activities
We paid $3.9 million in dividends during the first three quarters of 2002.

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

We used the net proceeds of the Senior Notes offering together with $132.4 million of the initial borrowings under the Facilities to repay the outstanding balances, accrued interest, prepayment penalties and expenses under our existing revolving credit facility and long-term notes, and to pay issuance costs. During the second quarter 2002, we incurred extraordinary, pre-tax charges of approximately $20.1 million ($12.6 million after tax) associated with the early retirement of debt. The charge consisted of $15.0 million related to prepayment penalties, fees and expenses associated with the early termination of our existing notes payable and the write-off of $5.1 million of previously capitalized loan costs associated with the extinguished debt.

We refinanced our indebtedness in order to (1) improve our borrowing capacity by better matching availability to the value of our assets and cash flow, which can increase our borrowing capacity upon our acquisition of assets and internal growth, (2) reduce the amortization of our indebtedness by eliminating approximately $34.0-$37.0 million in annual long-term debt repayments for each of the next five years, (3) eliminate fees and additional interest rate increases as a result of the amendments to our old debt agreements, and (4) extend the maturity on our bank facilities from 2004 to 2007. In addition, while our new credit facility imposes certain restrictions on us and requires us to meet a fixed charge coverage ratio and a maximum leverage ratio, our new credit facility increases our operating flexibility with less restrictive financial covenants and restrictions on capital distributions and investments. Furthermore, the refinancing eliminated a recurring quarterly fee of .25% on the old credit facilities and the then current balances of our long term notes, if we had not consummated an offering of debt securities by April 30, 2002.

The Senior Notes initially were not registered under the Securities Act and were not to have been offered or sold in the United States absent registration or an applicable exemption from the registration requirements. On July 26, 2002, we filed an S-4 registration statement with the SEC relating to an offer to exchange the Senior Notes for an issue of SEC registered notes with terms identical to the Senior Notes (the exchange notes) (except that the exchange notes are not subject to restrictions on transfer or to any increase in annual interest rate relating to a failure to complete the exchange of the Senior Notes). This S-4 registration statement became effective on October 16, 2002 and the exchange offer commenced.

Borrowings under our Facilities are subject to mandatory prepayment equal to (1) 100% of the net proceeds received by us from the issuance of debt securities (excluding the issuance of the Senior Notes); and (2) 50% of the net proceeds received from our sale of or disposition of certain of our assets.

The Facilities and the indenture governing the Senior Notes impose certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; issue redeemable preferred stock and non-guarantor subsidiary preferred stock; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidation; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements, including the indenture governing the Senior Notes; issue and sell capital stock of subsidiaries; and restrict distributions from subsidiaries. The new Facilities require us to meet a fixed charge coverage ratio, which is 1.15 to 1.0 through the next to last day of fiscal year 2003 and 1.2 to 1.0 through the next to last day of fiscal year 2004 and 1.25 to 1.0 thereafter, and a maximum leverage ratio, which is 4.0 to 1.0 through the next to last day of fiscal year 2002, and 3.75 to 1.0 through the next to last day of fiscal year 2003 and 3.5 to 1.0 thereafter.

If we violate these covenants and are unable to obtain waivers from our lenders, our debt under these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay our debt or borrow sufficient funds to refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. Cross default provisions exist in the indenture governing the Senior Notes whereby a default on the Senior Notes would occur if we default on any covenant of any other debt agreement (which has an outstanding balance in excess of $25 million) and such default causes an acceleration of the maturity date of the other indebtedness. Also, under cross default provisions in the new credit facility, a default would occur if we default on any covenant of any other debt agreement (which has an outstanding balance in excess of $5 million) and such default causes an acceleration of the maturity date of the other indebtedness.

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of September 29, 2002, we had $76.0 million outstanding under the Revolver and approximately $184.9 million of additional availability under this Revolver. Although there can be no assurances, we believe that cash flow available from operations and availability under our Revolver will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements, and meet our foreseeable liquidity requirements, including debt service on the Senior Notes and the Facilities, until the maturity of our Facilities in 2007.

Contingencies

For information concerning our ongoing litigation, see Note 5 to the Consolidated Condensed Financial Statements.

Commitments

The following table summarizes information about our contractual cash obligations as of September 29, 2002:

Contractual Cash Obligations (in millions)

				Unconditional
	Long-term	Short-term	Operating	purchase
Fiscal Years	debt	debt	leases	obligations(1)	Total(1)

2002	$—	$6.9	$1.5	$0.9	$9.3
2003	5.0	—	5.0	1.8	11.8
2004	5.0	—	4.7	1.8	11.5
2005	5.0	—	4.3	1.8	11.1
2006	5.0	—	3.0	1.8	9.8
Thereafter	326.0	—	14.3	26.6	366.9

	$346.0	$6.9	$32.8	$34.7	$420.4

(1) Excluding the yarn purchase commitment described below.

On December 28, 2001, we entered into a joint venture agreement with Frontier Spinning Mills, Inc. to establish Frontier Yarns, LLC (“Frontier Yarns”), a joint venture limited liability company in which we hold 45.3% of the outstanding membership units. Our voting interest is equal to our proportion of total outstanding membership units. As part of this transaction, we agreed to sell or lease to Frontier Yarns most of our remaining yarn spinning assets, including facilities in Lafayette and Wetumpka, AL. Most of our remaining 330 Yarn Division employees were hired by Frontier Yarns. We also contributed approximately $4.5 million in cash and loaned Frontier Yarns $5.0 million, which is due in February 2009 and accrues interest at market rates. Frontier Yarns is managed by its management committee. We have the ability to appoint two out of the five members of the management committee. Some decisions of the management committee, including but not limited to the approval of budgets, the acquisition of real property or equipment in one or a series of related transactions in excess of $100,000, acquisitions or dispositions of any ownership or financial interest in any other business in excess of $25,000, payment of net profits or other distributions, and other transactions outside of the normal course of business, require the approval of at least 75% of the members of the management committee. Profits of Frontier Yarns are distributed to its members in proportion to the number of membership units held by each member. We are required to purchase certain minimum quantities of yarn on an annual basis from Frontier Yarns pursuant to a supply agreement. The agreement also provides for pricing to be calculated on a conversion cost basis plus actual cost of raw materials. We estimate our total purchases will be in the range of $105 million to $135 million per year. We can terminate the agreement under certain circumstances related to a fundamental decrease in our demand for yarn or the cost of yarn becoming uncompetitive. In addition, beginning in 2006, the agreement may be terminated for any reason upon two years’ notice, but not prior to 2008. Other than our purchase requirements under the supply agreement, we have no other required purchases or financial commitments to Frontier Yarns. Frontier Yarns now supplies most of our yarn needs.

The following table summarizes information about other commercial commitments as of September 29, 2002.

Other Commercial Commitments (in millions)

Expiring in	Standby letters
Fiscal Year:	of credit

2002	$1.9
2003	6.3
2004	2.2
2005	2.2

$12.6

Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Our financial risk management objectives are to minimize the potential impact of interest rate, foreign exchange rate and commodity price fluctuations on our earnings, cash flows and equity. To manage these risks, we may use various financial instruments, including interest rate swap agreements and forward currency exchange contracts. Refer to Notes 1 and 4 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 29, 2001, for a more complete description of our accounting policies and the extent of our use of such instruments.

The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at September 29, 2002. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis

At September 29, 2002, our outstanding debt totaled $352.9 million, which consisted of fixed-rate debt of $250 million and variable-rate debt of $102.9 million. A one-percentage point increase in interest rates on our variable rate debt would negatively impact our annual pre-tax earnings and cash flows by approximately $1.0 million. A one-percentage point increase in interest rates would decrease the fair market value of the fixed-rate debt by approximately $12.9 million at September 29, 2002. The change in the fair value of the fixed rate debt has no impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity

We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the euro, British pound sterling and Mexican peso. We enter into foreign currency forward contracts to manage the transaction risk associated with doing business in foreign currencies. It is our policy to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. The potential loss in fair value on our foreign currency forward contracts held at September 29, 2002, would not be significant. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

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

Pension Plan Update

With the significant declines in the securities markets during this year, the value of our pension plan assets has also decreased. If current market conditions persist, we expect to recognize an additional pension liability in our year-end balance sheet. While the 2002 actuarial valuation will not be known until the end of December 2002, we currently estimate that this could result in a charge to Shareholders’ Equity of approximately $18.8 million after tax. It is important to point out that this non-cash charge would not impact our operating results or liquidity in 2002. If the decline in the securities markets continues, this will result in increased funding and pension plan costs.

Forward Looking Information

This Quarterly Report on Form 10-Q, including management’s discussion and analysis, contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Some of these statements can be identified by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “could”, “may”, “plan”, “project”, “predict”, “will” and similar expressions and include references to assumptions that we believe are reasonable and relate to our future prospects, developments and business strategies. Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements, include, but are not limited to: economic conditions, including those specific to the retail industry; changes in weather, significant competitive activity, including promotional and price competition; changes in customer demand for our products; inherent risks in the marketplace associated with new and expanded products and new product lines; the collectibility of receivables from our customers, the mix of products sold, plant utilization; the ability to (i) adjust our pricing structure, (ii) complete our multi-year restructuring and reorganization program, and (iii) reconfigure and implement new systems; effects of lawsuits and government regulations; dependence on licenses from third parties; price volatility of raw materials; reliance on a few customers for a portion of our sales; continued consolidation in the retail industry; dependence on third-parties for production of yarn and manufacture of our products, risks related to our international operations; protection of our intellectual property; risks related to our acquisition strategy; and other risk factors listed from time to time in our SEC reports and announcements. These risks and uncertainties include, but are not limited to, the matters discussed under the caption “Forward Looking Information” in our Annual Report on Form 10-K for the year ended December 29, 2001. The risks listed above are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISKS

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Please see our update under the “Liquidity and Capital Resources” section of Item 2 – Management’s Discussion and Analysis of Operations and Liquidity and Capital Resources.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.
nbsp;

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

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

RUSSELL CORPORATION

(Registrant)

Date	November 12, 2002	/s/ Robert D. Martin

Robert D. Martin
Senior Vice President and
Chief Financial Officer

Date	November 12, 2002	/s/ Larry E. Workman

Larry E. Workman, Controller
(Principal Accounting Officer)

CERTIFICATIONS

I, John F. Ward, Chairman and Chief Executive Officer of Russell Corporation, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Russell Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   November 12, 2002

By	/s/ John F. Ward - Chairman and Chief Executive Officer

I, Robert D. Martin, Senior Vice President and Chief Financial Officer of Russell Corporation, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Russell Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date   November 12, 2002

By   /s/ Robert D. Martin - Senior Vice President and Chief Financial Officer