Form 10-K
period 2003-01-04
RUSSELL CORP
filed 2003-03-26
CIK 85812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended JANUARY 4, 2003

| | TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                          Commission file number 0-1790

                               RUSSELL CORPORATION
             (Exact name of registrant as specified in its charter)

                Alabama                                     63-0180720
    (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                      Identification No.)

    3330 Cumberland Blvd, Suite 800
           Atlanta, Georgia                                    30339

Registrant's telephone number, including area code:       (678) 742-8000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

                                                      Name of Each Exchange
      Title of Each Class                               on Which Registered
      -------------------                               -------------------
  Common Stock, $.01 par value                        New York Stock Exchange
                                                         Pacific Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes |X| No | |

      The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of June 30, 2002, was approximately $474,415,400.

      As of March 24, 2003, there were 32,213,602 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).

                       DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the Annual Shareholders Report for the year ended January 4, 2003 (the "Annual Report") are incorporated by reference into Parts I, II and III.

      Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003 (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

ITEM 1. BUSINESS

                                     General

      Russell Corporation ("Russell," "we," "our" or the "Company") is a leading branded athletic, activewear and outdoor company marketing athletic uniforms, apparel and accessories for a wide variety of sports, outdoors and fitness activities under widely-recognized brand names including RUSSELL ATHLETIC, JERZEES, MOSSY OAK, CROSS CREEK, MOVING COMFORT, and DISCUS. Russell was incorporated in 1902 and has its headquarters in Atlanta, Georgia. The Russell name has been associated with high quality apparel since 1902 and with team uniforms since 1932.

      We design, market and manufacture or source a variety of apparel products, including fleece, t-shirts, casual shirts, jackets, athletic shorts, socks, camouflage attire and accessories for men, women, boys, and girls. We are a leading supplier of team uniforms and related apparel to college, high school and other organized sports teams. On February 6, 2003, we completed the acquisition of the assets of Bike Athletic Company, including, but not limited to, the brand names BIKE, LADY BIKE, COMPRESSION PERFORMANCE SHORT, BMS, SXT, and SPORTFIT. Bike sells protective equipment including athletic supporters, knee and elbow pads, braces, and football protective equipment, in addition to team uniforms, performance apparel and other products.

      We offer a diversified portfolio of brands across multiple distribution channels and market our products across the United States and Canada and approximately 40 other countries. We market and distribute our products through mass merchandisers, sporting goods dealers, department and sports specialty stores, college stores, on-line retailers, mail order houses, artwear distributors, screenprinters, and embroiderers. We sell our products primarily through a combination of salaried, Company-employed sales persons and commission agents. We operate in two segments: Domestic Activewear, which includes the United States and Canada, and International Activewear. Domestic Activewear sales represented approximately 92% of our total 2002 net sales. We have organized our Domestic Activewear segment into three business lines, which are aligned by distribution channels: Russell Athletic, Mass Retail and Artwear/Careerwear. For fiscal 2002, these business lines represented approximately 26%, 30% and 36%, respectively of our total net sales. International Activewear sales represented approximately 8% of our total 2002 net sales.

      In 1998, we initiated a multi-year restructuring and reorganization program with the objectives of: (i) transitioning the Company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products; and (ii) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to further reduce costs, such as strategic outsourcing arrangements, transferring our sewing and assembly operations to offshore facilities, and utilizing increasingly efficient domestic facilities. We substantially completed our restructuring and reorganization program in 2001. For further discussion of activities under the program, see "Management's Discussion and Analysis" on pages 24 through 36 and Note 9 of "Notes to Consolidated Financial Statements" on pages 52 through 55 of the Annual Report, which are incorporated herein by reference.

      We produce finished apparel and fabrics utilizing owned facilities, as well as contractors and other suppliers for spinning, knitting and weaving, dyeing and finishing, and cutting and sewing operations. While we have retained certain manufacturing operations, our restructuring and reorganization programs have transitioned us from a primarily manufacturing-based operation to a supply-chain focused organization with a greater emphasis on outsourcing in addition to operating increasingly efficient owned facilities. We outsource our yarn requirements, purchasing the majority from the yarn spinning joint venture we entered into in 2001 pursuant to a long-term supply agreement, and the remainder from other manufacturers (for further discussion of the yarn joint venture, see "Management's Discussion and Analysis" on pages 24 through 36 and Notes 8 and 9 of "Notes to Consolidated Financial Statements" on pages 51 through 55 of the Annual Report).

      Knitting, weaving, dyeing, finishing, and cutting processes are primarily performed in Company-owned facilities in the United States. Approximately 99% of the Company's apparel sewing and assembly operations are conducted offshore for products sold by the Domestic Activewear segment (excluding socks). Our dependence on third-parties for manufacturing and raw materials production could subject us to difficulties in obtaining timely delivery of products that meet our quality standards. Although we monitor the performance of our contractors, we cannot assure that they will deliver our products in a timely manner or that they will meet our quality standards. In this event, failure to satisfy our customers' requirements could result in our customers canceling orders, demanding reduced prices, refusing to accept orders or reducing future orders, any of which could have a material adverse effect on our business, results of operations and financial condition.

      We do not have long-term supply contracts for any of our raw materials other than yarn, but we believe there are readily available alternative sources of supply. However, if we are unable to secure or maintain our relationships with suppliers, or experience delays in obtaining alternative sources of supply, we may not be able to fulfill our customers' requirements, which could have a material adverse effect on our business, results of operations and financial condition.

      The raw materials used to manufacture our products are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, and other unpredictable factors. To reduce the risk caused by market fluctuations, we have historically entered into futures contracts to hedge commodity prices, principally cotton, on portions of anticipated purchases. However, we no longer directly hold any significant hedging positions and have no present intention to engage in further commodity hedging, due to the sale of our yarn spinning assets to our yarn joint venture. The cost of cotton, however, is a pass through cost in our supply agreement with the yarn joint venture, and we direct the timing and pricing of cotton purchases by the joint venture.

      Our results of operations are affected by numerous factors, including seasonal variations. Typically, demand for our products is higher during the third and fourth quarters of each fiscal year. Changes in the weather also affect the demand for our products, particularly for our fleece products. Generally, we produce and store finished goods inventory, particularly fleece, to meet the expected demand for delivery in the upcoming season. If, after producing and storing inventory in anticipation of seasonal deliveries, demand is significantly less than expected, we may hold inventory for extended periods of time, sell excess inventory at reduced prices or write-down portions of the inventory. Such a scenario would adversely affect our results of operations. Reduced demand could also result in slower production, lower plant and equipment utilization and lower fixed operating cost absorption, all of which would have a negative impact on our business. In addition, due to the time that may lapse between production and shipment of goods, prices may or may not immediately reflect changes in our cost of raw materials and other costs.

      Some of our customers are material to our business and results of operations. For fiscal 2002, 2001 and 2000 respectively, Wal-Mart and its subsidiaries, our largest customer, represented approximately 21.4%, 18.7% and 17.9% of our consolidated net sales. Our percentage of net sales to Wal-Mart and its subsidiaries may increase as we pursue opportunities for new business with Wal-Mart. Our top ten customers accounted for approximately 51.1% of our 2002 net sales. We believe that consolidation in the retail industry and the strength of our customers have given certain customers the ability to make greater demands over suppliers such as us, and we expect this trend to continue. However, we also believe that this consolidation may afford us greater cost savings potential as a result of more advantageous economies of scale. If consolidation continues, our net sales and results of operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments with, one or more of our customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on a season by season basis, they generally purchase our products on an order-by-order basis and the relationship, as well as particular orders, can be terminated at any time. The loss or significant decrease in business from any of our major customers could have a material adverse effect on our business, results of operations and financial condition.

                      Financial Information About Segments

      Russell has two reportable segments: Domestic Activewear and International Activewear. These segments operate in multiple locations and offer similar products, including fleece, t-shirts, casual shirts, jackets, athletic shorts, socks, camouflage attire and accessories for men, women, boys, and girls. The reportable segments are each managed separately because they manufacture or source, market and distribute products into different geographical areas. The segment information found in Note 10 of "Notes to Consolidated Financial Statements" on pages 55 and 56 of the Annual Report is incorporated herein by reference.

      Domestic Activewear - Our Domestic Activewear segment is organized into three business lines: (1) Russell Athletic, (2) Mass Retail, and (3) Artwear/Careerwear. The Russell Athletic line is comprised of RUSSELL
ATHLETIC, BIKE, MOVING COMFORT, and DISCUS products sold primarily to department and sports specialty stores, sporting goods dealers, college stores, and organized sports teams. The Mass Retail line is made up primarily of JERZEES and JERZEES OUTDOORS products and MOSSY OAK camouflage products sold to mass retailers, including supercenters, dollar stores, warehouse clubs, and discount stores. The Artwear/Careerwear line, consisting of RUSSELL ATHLETIC, JERZEES, MOSSY OAK, CROSS CREEK, and THREE RIVERS unprinted or "blank" products, is sold to artwear distributors, wholesalers and embellishers who then decorate the products or sell them to a third party, such as a screen printer. This line also includes fabrics that we sell to other apparel manufacturers, primarily for the manufacture of school and industrial uniforms.

      The products of the Domestic Activewear segment are produced or procured through Company-owned manufacturing facilities, as well as contractors or other vendors. Generally, Company-owned and operated manufacturing facilities for Domestic Activewear consist of fabrication, dyeing, finishing, cutting, and sewing. Yarn used in production by the Domestic Activewear segment is purchased primarily from our yarn joint venture under a long-term supply agreement. We have experienced no material difficulties in purchasing adequate supplies and do not presently anticipate difficulties in the future.

      International Activewear - The International Activewear segment includes sales of our core RUSSELL ATHLETIC and JERZEES products to department and sports specialty stores, mass retailers, artwear distributors and/or screenprinters in approximately 40 countries outside the United States and Canada. For fiscal 2002, this segment represented 8%, or $88 million, of total net sales. The majority of our international business is sales of JERZEES products to the artwear channel in Europe. In Europe, we also market RUSSELL ATHLETIC products primarily through nine licensing arrangements. RUSSELL ATHLETIC products are also sold in Japan, where DISCUS products are sold as well. Our International Activewear sales force and the independent agents dedicated to the international business are primarily based in the United Kingdom, continental Europe, Mexico, Japan, and Australia and are generally assigned by business line and by geographic territory.

                  Financial Information About Geographic Areas

      "Enterprise-wide Disclosures" from Note 10 of "Notes to Consolidated Financial Statements" on pages 55 and 56 of the Annual Report is incorporated herein by reference.

      Our foreign operations subject us to risks customarily associated with foreign operations. We sell our products in more than 40 countries and have facilities in 14 foreign countries, including Australia, Honduras, Mexico, and the United Kingdom, with the majority of our foreign sales being in Europe and Mexico. Net sales are collected in the local currency, exposing the Company to risks of change in social, political and economic conditions inherent in operating in foreign countries, including, but not limited to, the following:
(i) currency fluctuations; (ii) import and export license requirements; (iii) trade restrictions; (iv) changes in tariffs and taxes; (v) restrictions on repatriating foreign profits back to the United States; (vi) foreign laws and regulations; (vii) difficulties in staffing and managing international operations; (viii) political unrest; and (ix) disruptions or delays in shipments.

      We have foreign currency exposures relating to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the euro, British pound sterling and Mexican peso. Fluctuations in foreign currency exchange rates may affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Fluctuations in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same markets. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition.

                             Trademarks and Licenses

         We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for RUSSELL ATHLETIC, JERZEES, BIKE, CROSS CREEK, MOVING COMFORT and DISCUS and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. We also have a worldwide license to use certain registered MOSSY OAK trademarks. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products. We do not have any patents material to our business.

      We hold licenses to manufacture and sell Major League Baseball products, college apparel and MOSSY OAK branded camouflage apparel. Our licenses with Major League Baseball expire on December 31, 2003, and permit us to use certain of the licensor's logos, trademarks, wordmarks and copyrights on specified products. These licenses require us to pay licensing fees, including fixed minimum fees plus a percentage of net sales on those products, and require us to provide a specified amount of team uniforms free of charge. We have historically negotiated renewals of these licenses on commercially reasonable terms; however, we cannot guarantee that we will be able to renew our licenses with Major League Baseball or that Major League Baseball will not grant additional licenses to other parties. We are currently negotiating to extend our Major League Baseball licenses for the period subsequent to December 31, 2003.

      We have two licenses with licensing agents that cover approximately 180 colleges and universities. One of these licenses expires on March 31, 2003, and we are currently negotiating the renewal of that license. The license with the other licensing agent automatically renews for rolling one-year terms, but is subject to termination without cause at any time on 90 days notice. We also have approximately 30 licenses directly with colleges and universities that are generally for one to two year terms and require us to pay a licensing fee of a percentage of net sales.

      Our MOSSY OAK license from Haas Outdoors is perpetual and permits us to use certain of the licensor's trademarks, service marks, trade names, logos, and copyrights on apparel and accessories. This license is non-exclusive for certain products including accessories, gloves, headwear, footwear, bags, and products incorporating performance features such as special fabrics. The MOSSY OAK license also requires that we pay a licensing fee calculated as a percentage of net sales from our MOSSY OAK products, with certain minimum annual royalty payments through 2005. If we fail to comply with the terms of the MOSSY OAK license, including the obligation to make royalty payments, Haas Outdoors may terminate the license.

                                   Competition

      The apparel industry is extremely competitive. While no single competitor dominates any channel in which we operate, some of our competitors are larger, more diversified and have greater financial and other resources than we do. We, and others in our industry, face competition on many fronts, including, without limitation: (i) quality of product; (ii) brand recognition; (iii) price; (iv) product differentiation; (v) advertising; and (vi) customer service. We also compete with manufacturers of activewear outside the United States, many of which may have substantially lower costs. Our ability to remain competitive in the areas of quality, price, marketing, product development, manufacturing, distribution, and order processing will, in large part, determine our future success.

                                    Employees

      As of January 4, 2003, the Company employed 13,915 persons. The Company has never had a strike or work stoppage and considers its relationship with its employees to be good.

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

                              Available Information

      Our Internet address is www.russellcorp.com and our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports are available, free of charge, through our Internet website as soon as reasonably practicable after filing with the Securities and Exchange Commission.

                           FORWARD-LOOKING INFORMATION

      With the exception of historical information, the matters and statements discussed, made or incorporated by reference in this Annual Report on Form 10-K contain certain "forward-looking statements" (as defined in Section 21E of the Securities Exchange Act of 1934) that describe our beliefs concerning future conditions, prospects, growth opportunities, new products lines and the outlook for the Company based on currently available information. Wherever possible, we have identified these forward-looking statements by words such as "anticipate", "believe", "intend", "estimate", "expect", "continue", "could", "may", "plan", "project", "predict", "will" and similar expressions. In addition, the Company and its representatives may from time to time make other oral or written statements that are also forward-looking statements. All such forward-looking statements are based on assumptions that we believe are reasonable when made.

      Such forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, such forward-looking statements, including, but not limited to, risks related to: (a) changes in weather and the seasonal nature of our business; (b) significant competitive activity, including, but not limited to, product quality, brand recognition, price, product differentiation, advertising and customer service; (c) changes in customer demand for our products; (d) the impact of economic changes in the markets where we operate, such as changes in interest rates, currency exchange rates, inflation rates, recession, and other external and political factors over which we have no control; (e) the overall level of consumer spending on apparel; (f) the existence of excess capacity in our industry; (g) effects of lawsuits and government regulations;
(h) reliance on a few customers for a portion of our sales; (i) dependence on third-parties for production of yarn and manufacture of our products; (j) our international operations; (k) protection of our intellectual property; (l) changes in prices and availability of raw materials used in our manufacturing processes; and (m) other factors listed from time to time in our announcements and filings with the Securities Exchange Commission. The risks listed above are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

      Russell's principal executive office is located in Atlanta, Georgia, with other executive offices located in Alexander City, Alabama. We own manufacturing plants and distribution facilities in Alabama, Georgia, North Carolina, Mexico and Honduras. We have secured most of our outstanding debt by a pledge of substantially all of our domestic assets, which included first mortgages on our real property in the United States, other than property held for sale, and encumbrances on manufacturing machinery held in the United States. We have no other material encumbrances on real property or manufacturing machinery.

      We believe that all of our properties are well maintained and suitable for operation and are currently fully utilized for such purposes, excluding plants and equipment that are held for sale as a result of our restructuring and reorganization program. (See Note 9 of "Notes to Consolidated Financial Statements" on pages 52 through 55 of the Annual Report, which is incorporated herein by reference.)

      The Company utilizes an aggregate of approximately 8,016,000 square feet of manufacturing, warehousing and office facilities, and has approximately 1,503,000 square feet that is either idle or held for sale. The following table summarizes the approximate areas of such facilities:

                                               Domestic      International         Total
                    Primary Use               Activewear       Activewear       Square Feet
                    -----------               ----------     -------------      -----------
            Knitting and Weaving                 813,000              --           813,000
            Dyeing and Finishing                 889,000              --           889,000
            Cutting and Sewing                 1,596,000              --         1,596,000
            Warehousing and Shipping           3,605,000         279,000         3,884,000
            Administrative                       234,000          39,000           273,000
            Idle or held for sale              1,503,000              --         1,503,000
            Other                                561,000              --           561,000

      All presently utilized facilities in the U.S. are owned, except the regional sales offices, certain distribution facilities and the Company's headquarters in Atlanta, Georgia (see Note 8 of "Notes to Consolidated Financial Statements" on pages 51 and 52 of the Annual Report, which is incorporated herein by reference).

ITEM 3. LEGAL PROCEEDINGS

      Russell is a co-defendant in Locke, et al. v. Russell Corporation, et al., in Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. However, ten families dropped out of the case and there are five remaining plaintiff families. In May 2002, the trial court entered summary judgment in our favor on all but one of the plaintiffs' claims. The remaining claim, which involves a private right of action for public nuisance, is set for trial on October 20, 2003. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). The trial court has entered summary judgment in our favor on all claims in that case, and the plaintiffs in the case have filed a motion to alter that determination, which remains pending. The allegations in the Locke and Gould cases are similar to those contained in a case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in our favor in a ruling by the Alabama Supreme Court in 2001. We plan to vigorously defend the Locke and Gould suits.

      By letter dated January 13, 2000, Russell was notified by the United States Department of Justice ("DOJ") that the DOJ intended to institute legal proceedings against us and certain other parties alleging violations by those parties of the Clean Water Act in connection with the treatment and discharge of waste at a water treatment facility operated by the City of Alexander City, Alabama.

On March 5, 2002, Russell and two other parties, with no admission of liability, entered into a Consent Decree with the DOJ whereby we and the other parties agreed (i) to pay a civil penalty of $30,000, of which we have paid our portion of $10,000 and (ii) to participate in a Supplemental Environmental Project, the cost of which will be approximately $197,000, of which we have paid our portion of approximately $112,000. We are not required to undertake any corrective or remedial action under the terms of the Consent Decree. The Consent Decree was approved by the Federal District Court for the Middle District of Alabama on July 25, 2002. The Supplemental Environmental Project will be undertaken in connection with the settlement of a civil enforcement action taken by the DOJ for violations of the Clean Water Act. We specifically denied the allegations of the DOJ and specifically denied any liability based upon those allegations, and we do not believe the settlement of this matter will have a material adverse effect upon us.

      We are a party to various other lawsuits arising out of the conduct of our business. We do not believe that any of these matters, if adversely determined, would have a material adverse effect upon us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

      Russell's securities are traded on the exchanges listed on the cover page of this Form 10-K Report. As of March 25, 2003 we had approximately 9,000 holders of record of our common stock. "Dividend and Market Information" on the inside back cover of the Annual Report is incorporated herein by reference. We are subject to certain restrictions on our ability to pay dividends under the terms of our $325 million Senior Secured Credit Facilities and our $250 million aggregate principal amount of 9.25% Senior Unsecured Notes due 2010.

       Securities Authorized for Issuance Under Equity Compensation Plans

                                                                                                        NUMBER OF SECURITIES
                                                  NUMBER OF SECURITIES                                REMAINING AVAILABLE FOR
                                                    TO BE ISSUED UPON         WEIGHTED-AVERAGE         FUTURE ISSUANCE UNDER
                                                       EXERCISE OF            EXERCISE PRICE OF      EQUITY COMPENSATION PLANS
                                                  OUTSTANDING OPTIONS,      OUTSTANDING OPTIONS,       (EXCLUDING SECURITIES
                 PLAN CATEGORY                     WARRANTS AND RIGHTS       WARRANTS AND RIGHTS      REFLECTED IN COLUMN (a))

                                                           (a)                       (b)                        (c)
EQUITY COMPENSATION PLANS APPROVED BY
         SECURITY HOLDERS                               3,554,256                  $21.41                     2,688,338

EQUITY COMPENSATION PLANS NOT APPROVED
       BY SECURITY HOLDERS                                993,427                   15.72                       251,108

                 TOTAL                                  4,547,683                   20.17                     2,939,446

      The Russell Corporation 2000 Stock Option Plan (the "2000 Option Plan") was adopted by the Board of Directors as an incentive compensation plan that gives us broad discretion to grant awards, and develop the terms of such awards, to any employee or consultant of the Company. Approval of the 2000 Option Plan by security holders was not required under applicable regulations. The 2000 Option Plan permits the issuance of awards in a variety of forms, including: (a) incentive stock options; (b) non-qualified stock options; (c) reload stock options; (d) restricted shares; (e) bonus shares; (f) deferred shares; (g) freestanding stock appreciation rights; (h) tandem stock appreciation rights;
(i) performance units; and (j) performance shares.

ITEM 6. SELECTED FINANCIAL DATA

      "Ten-Year Selected Financial Highlights" on pages 22 and 23 of the Annual Report is incorporated herein by reference with respect to fiscal years 2002, 2001, 2000, 1999 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      "Management's Discussion and Analysis" on pages 24 through 36 of the Annual Report is incorporated herein by reference.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

      "Management's Discussion and Analysis" on pages 24 through 36 of the Annual Report is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The following consolidated financial statements of the registrant and its subsidiaries included in the Annual Report are incorporated herein by reference:

      ...Consolidated Balance Sheets - January 4, 2003 and December 29, 2001

      ...Consolidated Statements of Operations - Years ended January 4, 2003, December 29, 2001, and December 30, 2000

      ...Consolidated Statements of Cash Flows - Years ended January 4, 2003, December 29, 2001, and December 30, 2000

      ...Consolidated Statements of Stockholders' Equity - Years ended January 4, 2003, December 29, 2001, and December 30, 2000

      ...Notes to Consolidated Financial Statements - Years ended January 4, 2003, December 29, 2001, and December 30, 2000

      ...Report of Independent Auditors

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

               Identification of Directors and Executive Officers

      "Election of Directors" on pages 1 through 3 of the Proxy Statement is incorporated herein by reference.

      Additional executive officers who are not directors are as follows:

                                                         Officer
                         Name                     Age     Since            Position
                ----------------                  ----   --------     -------------------------
                Jonathan R. Letzler                46      1998       President and Chief
                                                                      Operating Officer

                Robert D. Martin                   55      2000       Senior Vice President and
                                                                      Chief Financial Officer

                Floyd G. Hoffman                   60      1999       Senior Vice President,
                                                                      Corporate Development,
                                                                      General Counsel and
                                                                      Secretary

                JT Taunton, Jr.                    60      1983       Senior Vice President/
                                                                      President and Chief
                                                                      Executive Officer,
                                                                      Fabrics and Services

                Nancy N. Young                     54      1998       Vice President,
                                                                      Communications and
                                                                      Community Relations

                Larry E. Workman                   59      1987       Corporate Controller

                Carol M. Mabe                      54      2000       Vice President, Strategic
                                                                      Development

                Kevin L. Clayton                   43      2003       Vice President, Diversity

                M. Cheryl Barre                    46      2001       Vice President/
                                                                      President, Mass Retail

                Matthew C. Mirchin                 43      2002       Vice President/President,
                                                                      Russell Athletic

                Marietta Edmunds Zakas             44      2002       Vice President, Treasurer

                J. Scott Mosteller                 42      2001       Vice President, Operations

                Gilbert J. Roberts                 42      2001       Vice President/
                                                                      President, Russell Artwear

                Steve R. Forehand                  47      1987       Assistant General Counsel
                                                                      and Assistant Secretary

                Christopher M. Champion            32      2001       Associate Counsel, Director
                                                                      of Government Relations
                                                                      and Assistant Secretary


                                     III-1

      Mr. Letzler was employed by Russell in 1998, as Senior Vice President and Chief Executive Officer of JERZEES. He was named President and Chief Operating Officer in 2001. Prior to joining Russell, he was with Sara Lee Corporation from 1980 to 1998, most recently as President of Hanes Hosiery and prior to that he was President of the Hanes Printables Division.

      Mr. Martin, employed by Russell in 2000, was most recently Senior Vice President and CFO for Sunbeam Corporation's international operations. Prior to joining Sunbeam, he had been with Sara Lee Corporation's branded apparel operations for 22 years, the last 8 years of which he served as Vice President and CFO of the European apparel group.

      Mr. Hoffman was employed by Russell as Senior Vice President, General Counsel and Secretary in 1999 and assumed additional responsibility as Senior Vice President, Corporate Development in 2000. Prior to joining Russell, he was Vice President-General Counsel and Secretary for OSI Industries, Inc., from 1996 to 1999. Prior to that, he was Vice President-Deputy General Counsel and Assistant Secretary for Sara Lee Corporation.

      Mr. Taunton, employed by Russell since 1973, was named President and Chief Executive Officer of Fabrics and Services and Senior Vice President of Russell in 1998. Prior to that, he most recently served as Executive Vice President, Sales and Marketing. He had also previously served as President of the Fabrics Division from 1988 to 1993.

      Ms. Young was employed by Russell in 1998 in her current role. Prior to joining Russell, she was with Sara Lee Corporation from 1984 to 1998, most recently as Director, Corporate Affairs and Community Relations.

      Mr. Workman was named Corporate Controller in 1987. He has been employed by Russell since 1969 as an accountant and served as Manager, Cost Accounting, from 1970 to 1987.

      Ms. Mabe, employed by Russell in 1999, was named President and Chief Executive Officer of Russell Athletic and Senior Vice President of Russell in 2001 and assumed her current duties as Russell's Vice President, Strategic Development, in 2002. Prior to joining Russell, she was Vice President of Strategic Marketing for VF Jeanswear, Inc., a subsidiary of VF Corporation. She has also held executive positions with Victoria's Secret Stores and Sara Lee Corporation.

      Mr. Clayton was employed by Russell as Vice President, Diversity in January 2003. Prior to joining Russell, he was the President and Chief Executive Officer of K.L. Clayton & Associates where he worked with several companies providing both diversity and business consulting services from 1991 to 2002.

      Ms. Barre, employed by Russell since 1999, was named President, Mass Retail and Vice President of Russell in 2001 after serving as President of JERZEES Retail since 1999. Prior to joining Russell, she had been with PepsiCo, Inc., for 15 years, most recently as Vice President for Fountain Beverage of Pepsi-Cola Company.

      Mr. Mirchin was employed by Russell in 2001 as President of Russell Athletic Team Sports. He was named President of Russell Athletic in 2002. Prior to joining Russell, he held various positions with Champion Products, a division of Sara Lee Corporation, from 1994 to 2001, most recently as Senior Vice President of Sales.

      Ms. Zakas was employed by Russell as Vice President, Treasurer in June 2002. Prior to joining Russell, she was an independent consultant to Russell and other companies. From 1993 to 2000, Ms. Zakas held various positions with Equifax, Inc., a consumer and commercial credit information company, serving most recently as Corporate Vice President, Corporate Secretary and Director of Investor Relations.

      Mr. Mosteller was employed by Russell as President of DeSoto Mills, Inc., in 2000. He was named Vice President, Operations in 2001. Prior to joining Russell, he was with Simpson Performance Products as Chief Operating Officer for 2 years after serving with Sara Lee Corporation's branded apparel operations for 10 years, most recently as Vice President of Sourcing for the European knit products business.

      Mr. Roberts was employed by Russell as Vice President and President of Russell Artwear in 2001 after having previously been employed by Russell as President of JERZEES Retail Operations in 1999 and Vice President, Planning and Development in 1998. Prior to rejoining Russell in 2001, he was Chief Operating Officer of Butterfield & Robinson for 2 years, and prior to joining Russell in 1998, Mr. Roberts had served with Sara Lee Corporation for 10 years.


                                     III-2

      Mr. Forehand, employed by Russell in 1985 as Director of Taxes, served as Assistant Secretary from 1987 to 1988 and Secretary from 1989 to 1998, when he was named Assistant General Counsel and Assistant Secretary.

      Mr. Champion joined Russell in 1995 as a staff attorney. He was named Director of Government Relations in 1999 and assumed his current duties as Associate Counsel, Director of Government Relations and Assistant Secretary in 2001.

      All executive officers and all other officers of the Company were elected or re-elected to their positions at the Board of Directors meeting on February 12, 2003.

      "Section 16(a) Beneficial Ownership Reporting Compliance" on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

      "Executive Compensation" on pages 13 through 18 of the Proxy Statement is incorporated herein by reference. "Management Development and Compensation Committee Report on Executive Compensation" and "Comparative Five-Year Cumulative Total Returns Through 1/4/03" on pages 9 through 12 of the Proxy Statement are incorporated herein by reference, but pursuant to Instruction (9) to Item 402(a)(3) of Regulation S-K shall not be deemed to be filed with the Commission or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      (a) "Principal Shareholders" on pages 5 and 6 of the Proxy Statement is incorporated herein by reference.

      (b) Information concerning security ownership of management set forth on page 4 of the Proxy Statement under the caption "Security Ownership of Executive Officers and Directors" is incorporated herein by reference.

      (c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      "Transactions with Management and Others" on page 8 of the Proxy Statement is incorporated herein by reference.

ITEM 14. CONTROLS AND PROCEDURES

                Evaluation of Disclosure Controls and Procedures

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

                          Changes in Internal Controls

      Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)   List of Documents filed as part of this Report:

      (1)   Financial Statements

                  All financial statements of the registrant as set forth under
                  Item 8 of this Report on Form 10-K


                                     III-3

      (2)   Financial Statement Schedule

                     Schedule                                         Page
                      Number               Description               Number
                       II         Valuation and Qualifying       III-8 and III-9
                                  Accounts

      All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

      (3)   Exhibits (numbered in accordance with Item 601 of Regulation S-K)

           Exhibit                                                          Incorporation by Reference
           Numbers                Description                                    or Filed Herewith
           -------  --------------------------------------             ---------------------------------------
            (3a)    Restated Articles of Incorporation                 Filed Herewith

            (3b)    Certificate of Adoption of Resolutions             Exhibit 4.2 to Current Report on Form
                    by Board of Directors of Russell                   8-K filed September 17, 1999
                    Corporation dated October 25, 1989

            (3c)    Bylaws                                             Filed Herewith

            (4a)    Rights Agreement dated as of September             Exhibit 4.1 to Current Report on Form
                    15, 1999 between the Company and                   8-K filed on September 17, 1999
                    SunTrust Bank, Atlanta, Georgia

            (4b)    Loan and Security Agreement dated as of            Exhibit 4.1 to Quarterly Report on Form
                    April 18, 2002 relating to the Company's           10-Q filed May 15, 2002
                    $300,000,000 Revolving Credit Facility
                    and $25,000,000 Term Loan Facility(1)

            (4c)    Amendment No. 1 to Loan and Security               Filed Herewith
                    Agreement dated as of March 11, 2003
                    relating to the Company's $300,000,000
                    Revolving Credit Facility and
                    $25,000,000 Term Loan Facility

            (4d)    Indenture dated as of April 18, 2002               Exhibit 4.2 to Quarterly Report on Form
                    relating to the Company's 9.25% Senior             10-Q filed May 15, 2002
                    Notes due 2010

            (10a)   Fuel supply contract with Russell Lands,           Exhibit 13(c) to Registration Statement
                    Incorporated dated May 21, 1975                    No. 2-56574

            (10b)   Russell Corporation 1997 Non-Employee              Exhibit (10f) to Annual Report on Form
                    Directors' Stock Grant, Stock Option and           10-K for year ended January 2, 1999
                    Deferred Compensation Plan

            (10c)   Executive Incentive Plan                           Appendix B to Proxy Statement dated
                                                                       March 16, 2000

----------
(1) Portions of the Loan and Security Agreement have been omitted pursuant to a request for confidential treatment approved by the Securities and Exchange Commission ("SEC"). The omitted material has been filed separately with the SEC.


                                      III-4

           Exhibit                                                          Incorporation by Reference
           Numbers                Description                                    or Filed Herewith
           -------  --------------------------------------             ---------------------------------------
            (10d)   Russell Corporation Amended and Restated           Filed Herewith
                    Flexible Deferral Plan

            (10e)   Russell Corporation 2000 Stock Option              Exhibit 4(k) to Registration Statement
                    Plan                                               No. 333-30238

            (10f)   Russell Corporation Employee Stock                 Exhibit 4(k) to Registration Statement
                    Purchase Plan                                      No. 333-30236

            (10g)   Amendment No. 1 to the Russell                     Exhibit (10i) to Annual Report on Form
                    Corporation Employee Stock Purchase Plan           10-K for year ended December 29, 2001

            (10h)   Russell Corporation 2000 Non-Employee              Exhibit 4(m) to Registration Statement
                    Directors' Compensation Plan                       No. 333-55340

            (10i)   First Amendment to the Russell                     Filed Herewith
                    Corporation 2000 Non-Employee Directors'
                    Compensation Plan dated December 11, 2002

            (10j)   Amended and Restated Employment                    Exhibit (10m) to Annual Report on Form
                    Agreement dated April 1, 2001, by and              10-K for year ended December 30, 2000
                    between the Company and John F. Ward

            (10k)   Amended and Restated Executive Deferred            Exhibit (10n) to Annual Report on Form
                    Compensation and Buyout Plan dated April           10-K for year ended December 30, 2000
                    1, 2001, by and between the Company and
                    John F. Ward

            (10l)   Amended and Restated Employment                    Filed Herewith
                    Agreement dated as of November 20, 2002
                    by and between the Company and Jonathan
                    R. Letzler

            (10m)   Russell Corporation Amended and Restated           Filed Herewith
                    Supplemental Executive Retirement Plan
                    dated January 1, 2002

            (10n)   Supply Agreement dated as of December              Exhibit (10p) to Annual Report on Form
                    28, 2001 by and between the Company and            10-K for year ended December 29, 2001
                    Frontier Yarns, LLC(2)

            (10o)   Russell Corporation Amended and Restated           Filed Herewith
                    Supplemental Retirement Benefit Plan
                    dated January 1, 2002

            (10p)   Employment Agreement dated August 16,              Exhibit (10s) to Annual Report on Form
                    2000 by and between the Company and                10-K for year ended December 29, 2001
                    Robert D. Martin

            (10q)   Employment Agreement dated as of January           Filed Herewith
                    17, 1999 by and between the Company and
                    Floyd G. Hoffman

----------
(2) Portions of the Supply Agreement have been omitted pursuant to a request for confidential treatment approved by the Securities and Exchange Commission (the "SEC"). The omitted material has been filed separately with the SEC.


                                     III-5

           Exhibit                                                          Incorporation by Reference
           Numbers                Description                                    or Filed Herewith
           -------  --------------------------------------             ---------------------------------------
            (10r)   Form of Change of Control Agreement with           Filed Herewith
                    Robert D. Martin and Floyd G. Hoffman

            (10s)   Form of Change of Control Agreement with           Filed Herewith
                    JT Taunton, Jr., and Certain Other
                    Management of the Company

            (11)    Computations of Income/(Loss) per Common           Filed Herewith
                    Share

            (13)    2002 Annual Report to Shareholders                 Filed Herewith

            (21)    List of Subsidiaries                               Filed Herewith

            (23)    Consent of Ernst & Young LLP,                      Filed Herewith
                    Independent Auditors

            (24)    Powers of Attorney                                 Filed Herewith

            (99a)   Certification: Pursuant to Section 906             Filed Herewith
                    of the Sarbanes-Oxley Act of 2002
                    (Subsections (a) and (b) of Section
                    1350, Chapter 63 of Title 18, United
                    States Code)

            (99b)   Proxy Statement for April 23, 2003                 Filed Herewith
                    Annual Shareholders' Meeting

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the fourth quarter of the year ended January 4, 2003.


                                      III-6

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                                      RUSSELL CORPORATION
                                                           (Registrant)


Date: March 26, 2003                              By  /s/ John F. Ward
      --------------                                ---------------------------
                                                           John F. Ward
                                                         Chairman and CEO

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      /s/ John F. Ward                                              March 26, 2003
      ------------------------      Chairman and CEO                --------------
      John F. Ward                                                   Date

      /s/ Robert D. Martin          Senior Vice President and       March 26, 2003
      ------------------------      Chief Financial Officer         --------------
      Robert D. Martin                                                   Date

      /s/ Herschel M. Bloom         Director                        March 26, 2003
      ------------------------                                      --------------
      Herschel M. Bloom*                                                 Date

      /s/  Ronald G. Bruno          Director                        March 26, 2003
      ------------------------                                      --------------
      Ronald G. Bruno*                                                   Date

      /s/  Timothy A. Lewis                                         March 26, 2003
      ------------------------      Director                        --------------
      Timothy A. Lewis                                                   Date

      /s/ C. V. Nalley III          Director                        March 26, 2003
      ------------------------                                      --------------
      C. V. Nalley III*                                                  Date

      /s/ Margaret M. Porter        Director                        March 26, 2003
      ------------------------                                      --------------
        Margaret M. Porter*                                              Date

      /s/ Mary Jane Robertson       Director                        March 26, 2003
      ------------------------                                      --------------
        Mary Jane Robertson*                                             Date

      /s/ Benjamin Russell          Director                        March 26, 2003
      ------------------------                                      --------------
        Benjamin Russell*                                                Date

      /s/ John R. Thomas            Director                        March 26, 2003
      ------------------------                                      --------------
        John R. Thomas*                                                  Date

      /s/ John A. White             Director                        March 26, 2003
      ------------------------                                      --------------
        John A. White*                                                   Date

      /s/ Larry E. Workman          Controller                      March 24, 2003
      ------------------------      (Principal Accounting Officer)  --------------
        Larry E. Workman                                                 Date

* By Christopher M. Champion as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.


                                             By: /s/ Christopher M. Champion
                                                --------------------------------
                                                Christopher M. Champion
                                                As Attorney-in-Fact


                                     III-7

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                      RUSSELL CORPORATION AND SUBSIDIARIES

                                                BALANCE AT       ADDITIONS                                               BALANCE
                                                BEGINNING    CHARGED TO COSTS                                            AT END
DESCRIPTION                                     OF PERIOD      AND EXPENSES      ACQUISITIONS         DEDUCTIONS        OF PERIOD
-----------                                     ---------    ----------------    ------------         ----------        ---------
YEAR ENDED JANUARY 4, 2003
       Allowance for doubtful accounts         $11,968,071      $ 7,486,500                          $ 1,404,187(1)    $18,050,384
       Reserve for discounts and returns         3,815,761       12,985,537                           11,897,248(2)      4,904,050
                                               -----------      -----------        -----------       -----------       -----------

                      TOTALS                   $15,783,832      $20,472,037        $        --       $13,301,435       $22,954,434
                                               ===========      ===========        ===========       ===========       ===========

YEAR ENDED DECEMBER 29, 2001
       Allowance for doubtful accounts         $ 7,816,440      $ 5,776,937                          $ 1,625,306(1)    $11,968,071
       Reserve for discounts and returns         1,979,833       16,278,217                           14,442,289(2)      3,815,761
                                               -----------      -----------        -----------       -----------       -----------

                      TOTALS                   $ 9,796,273      $22,055,154        $        --       $16,067,595       $15,783,832
                                               ===========      ===========        ===========       ===========       ===========

YEAR ENDED DECEMBER 30, 2000
       Allowance for doubtful accounts         $ 4,520,566      $ 4,857,941        $        --       $ 1,562,067(1)    $ 7,816,440
       Reserve for discounts and returns         3,391,201        7,731,241                            9,142,609(2)      1,979,833
                                               -----------      -----------        -----------       -----------       -----------

                      TOTALS                   $ 7,911,767      $12,589,182        $        --       $10,704,676       $ 9,796,273
                                               ===========      ===========        ===========       ===========       ===========

(1)   Uncollectible accounts written off, net of recoveries

(2)   Discounts and returns allowed customers during the year


                                     III-8

                SCHEDULE II - - VALUATION AND QUALIFYING ACCOUNTS
                      RUSSELL CORPORATION AND SUBSIDIARIES

                                                RESERVE AT      ADDITIONS                                                   BALANCE
                                                BEGINNING    CHARGED TO COSTS                                                AT END
DESCRIPTION                                     OF PERIOD      AND EXPENSES       ACQUISITIONS       DEDUCTIONS            OF PERIOD
-----------                                     ---------    ----------------     ------------       ----------            ---------
YEAR ENDED JANUARY 4, 2003
   Asset impairment and accelerated
     depreciation                              $43,547,000     $  5,288,000        $        --     $  7,276,000(10)      $41,559,000
   Employee terminations                        11,673,000               --                 --       11,033,000(9)           640,000
   Inventory losses including shipping
     and warehousing costs                       9,175,000          403,000                 --        9,541,000(5)            37,000
   Termination of certain licenses
     and contracts                               1,417,000               --                 --        1,022,000(8)           395,000
   Exit cost related to facilities               3,049,000          834,000                 --        2,585,000(3)         1,298,000
   Other                                           725,000               --                 --          725,000(4)                --
                                               -----------     ------------        -----------     ------------          -----------

         TOTALS                                $69,586,000     $  6,525,000(11)    $        --     $ 32,182,000          $43,929,000
                                               ===========     ============        ===========     ============          ===========

YEAR ENDED DECEMBER 29, 2001
   Asset impairment and accelerated
     depreciation                              $29,340,000     $ 82,255,000        $        --     $ 68,048,000(4)(5)    $43,547,000
   Employee terminations                         3,320,000       23,808,000                 --       15,455,000(3)        11,673,000
   Inventory losses including shipping
     and warehousing costs                       2,930,000       13,084,000                 --        6,839,000(5)         9,175,000
   Termination of certain licenses
     and contracts                               2,406,000        6,387,000                 --        7,376,000(3)         1,417,000
   Exit cost related to facilities                      --       11,577,000                 --        8,528,000(3)         3,049,000
   Other                                         1,451,000        6,981,000                 --        7,707,000(6)           725,000
                                               -----------     ------------        -----------     ------------          -----------

         TOTALS                                $39,447,000     $144,092,000        $        --     $113,953,000          $69,586,000
                                               ===========     ============        ===========     ============          ===========

YEAR ENDED DECEMBER 30, 2000
   Asset impairment and accelerated
     depreciation                              $14,632,000     $ 34,000,000        $        --     $ 19,292,000(4)(5)    $29,340,000
   Employee terminations                         4,770,000       11,834,000                 --       13,284,000(3)         3,320,000
   Inventory losses including shipping
     and warehousing costs                       3,251,000        3,648,000                 --        3,969,000(7)         2,930,000
   Termination of certain licenses
     and contracts                               1,223,000        3,313,000                 --        2,130,000(3)         2,406,000
   Exit cost related to facilities                 534,000        4,596,000                 --        5,130,000(3)                --
   Other                                                --        7,620,000                 --        6,169,000(3)         1,451,000
                                               -----------     ------------        -----------     ------------          -----------
         TOTALS                                $24,410,000     $ 65,011,000        $        --     $ 49,974,000          $39,447,000
                                               ===========     ============        ===========     ============          ===========

(3)   Represents cash paid

(4)   Represents asset write-offs

(5)   Represents assets sold after write-downs.

(6)   Represents cash paid of $6,622 and asset write-offs of $1,085.

(7)   Represents cash paid of $895 and assets sold after write-downs of $3,074

(8) Represents cash paid of $619 and an adjustment of $403,000 to reflect our best estimate of the ultimate settlement of this liability.

(9) Represents cash paid of $10,662 and an adjustment of $371,000 to reflect our best estimate of the ultimate settlement of this liability

(10) Represents asset sold after write-downs and includes $5,751,000 of gains realized on the sale of assets held for sale at the beginning of 2002.

(11)  This additional expense was completely offset by the adjustments noted at
      (8) and (9) along with the realized gains on asset sales discussed in
      (10).


                                     III-9

                                 CERTIFICATIONS

I, John F. Ward, Chairman and Chief Executive Officer of Russell Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Russell Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 26, 2003

/s/ John F. Ward
-------------------------------------
John F. Ward
Chairman and Chief Executive Officer


                                     III-10

I, Robert D. Martin, Senior Vice President and Chief Financial Officer of Russell Corporation, certify that:

1. I have reviewed this annual report on Form 10-K of Russell Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operation and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003

/s/ Robert D. Martin
-------------------------------------------------
Robert D. Martin
Senior Vice President and Chief Financial Officer


                                     III-11