Form 10-Q
period 2003-04-06
RUSSELL CORP
filed 2003-05-21
CIK 85812

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended April 6, 2003

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                             Commission file number
                                     0-1790

                               RUSSELL CORPORATION
             (Exact Name of Registrant as Specified in Its Charter)

                   ALABAMA                                     63-0180720
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                    Identification No.)

         3330 CUMBERLAND BLVD., SUITE 800, ATLANTA, GEORGIA        30339
             (Address of Principal Executive Offices)            (Zip Code)

                                 (678) 742-8000
              (Registrant's Telephone Number, Including Area Code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last
Report: NONE

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes (X) No ( )

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X) No ( )

The number of shares outstanding of each of the issuer's classes of common stock.

                 Class                               Outstanding at May 16, 2003

Common Stock, Par Value $.01 Per Share                   32,330,886 shares
                                                       (Excludes Treasury)

                               RUSSELL CORPORATION
                                      INDEX

                                                                              Page No.
                                                                              -------
Part I. Financial Information:

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets --
                April 6, 2003, January 4, 2003 and March 31, 2002                2

           Condensed Consolidated Statements of Operations --
                Thirteen Weeks Ended April 6, 2003 and March 31, 2002            3

           Condensed Consolidated Statements of Cash Flows --
                Thirteen Weeks Ended April 6, 2003 and March 31, 2002            4

           Notes to Condensed Consolidated Financial Statements                  5

   Item 2. Management's Discussion and Analysis of Financial Condition and      15
           Results of Operations

   Item 3. Quantitative and Qualitative Disclosures about Market Risks          21

   Item 4. Controls and Procedures                                              21

Part II. Other Information:

   Item 1. Legal Proceedings                                                    21

   Item 4. Submission of Matters to a Vote of Security Holders                  21

   Item 6. Exhibits and Reports on Form 8-K                                     22

                               RUSSELL CORPORATION
                      Condensed Consolidated Balance Sheets
                (In Thousands Except Share and Per Share Amounts)

                                                                 April 6,        January 4,       March 31,
                                                                  2003             2003             2002
                                                              ---------------------------------------------
                                                              (Unaudited)        (Note 1)        (Unaudited)
      ASSETS

Current assets:
      Cash                                                    $      35,351     $    68,619     $    12,271
      Accounts receivable, net                                      176,194         148,915         167,264
      Inventories - Note 2                                          359,835         306,658         372,777
      Prepaid expenses & other current assets                        17,927          26,653          37,658
                                                              ---------------------------------------------

                 Total current assets                               589,307         550,845         589,970

Property, plant & equipment                                       1,038,504       1,034,710       1,053,221
Less accumulated depreciation                                      (718,517)       (702,701)       (704,457)
                                                              ---------------------------------------------
                                                                    319,987         332,009         348,764

Other assets                                                         82,451          80,261          66,623
                                                              ---------------------------------------------

                 Total assets                                 $     991,745     $   963,115     $ 1,005,357
                                                              =============================================

      LIABILITIES & STOCKHOLDERS' EQUITY

Current liabilities:
      Accounts payable                                        $      72,394     $    71,291     $    65,657
      Accrued expenses                                               73,286          82,183          64,790
      Short-term debt                                                 7,037           7,253           3,487
      Current maturities of long-term debt                            5,000           5,000          39,271
                                                              ---------------------------------------------

                 Total current liabilities                          157,717         165,727         173,205

Long-term debt, less current maturities                             295,000         265,000         317,994

Deferred liabilities                                                 67,674          65,135          58,642

Stockholders' equity:
      Common stock, par value $.01 per share; authorized
         150,000,000 shares, issued 41,419,958 shares                   414             414             414
      Paid-in capital                                                42,302          42,877          45,211
      Retained earnings                                             677,611         675,448         647,627
      Treasury stock, at cost (9,176,200 shares at
          4/6/03 and 9,233,545 shares at 1/4/03 and
          9,400,492 shares at 3/31/02)                             (216,511)       (218,113)       (222,869)
      Accumulated other comprehensive loss                          (32,462)        (33,373)        (14,867)
                                                              ---------------------------------------------
                 Total stockholders' equity                         471,354         467,253         455,516
                                                              ---------------------------------------------

                 Total liabilities & stockholders' equity     $     991,745     $   963,115     $ 1,005,357
                                                              =============================================

                See accompanying notes to condensed consolidated
                             financial statements.

                               RUSSELL CORPORATION
                 Condensed Consolidated Statements of Operations
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                    13 Weeks Ended
                                                                          ----------------------------------
                                                                            April 6,              March 31,
                                                                              2003                  2002
                                                                          -----------           ------------
Net sales                                                                 $   227,983           $    215,825
Cost of goods sold                                                            165,162                155,989
                                                                          -----------           ------------
      Gross profit                                                             62,821                 59,836

Selling, general & administrative expenses                                     49,378                 48,968
Other expense (income) - net                                                      714                    (11)
                                                                          -----------           ------------
      Operating income                                                         12,729                 10,879

Interest expense                                                                7,167                  6,694
                                                                          -----------           ------------

      Income before income taxes                                                5,562                  4,185

Provision for income taxes                                                      2,114                  1,557
                                                                          -----------           ------------

      Net income                                                          $     3,448           $      2,628
                                                                          ===========           ============

Weighted-average common shares outstanding:
      Basic                                                                32,208,425             32,016,884
      Diluted                                                              32,416,133             32,037,374

Net income per common share:
      Basic                                                               $      0.11           $       0.08
      Diluted                                                             $      0.11           $       0.08

Cash dividends per common share                                           $      0.04           $       0.04

                See accompanying notes to condensed consolidated
                             financial statements.

                               RUSSELL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   13 Weeks Ended
                                                                           -----------------------------
                                                                             April 6,          March 31,
                                                                               2003              2002
                                                                           ------------       ----------
Operating Activities:
        Net income                                                         $      3,448       $    2,628
        Adjustments to reconcile net income to
              cash (used in) provided by operating activities:
                    Depreciation                                                 11,909           11,741
                    Amortization                                                     75               58
                    Provision for doubtful accounts                                 673            1,164
                    Loss (gain) on sale of property, plant & equipment               72              (86)
                    Foreign currency transaction loss                                55               99
                    Other                                                           203                -
                    Changes in operating assets & liabilities:
                          Accounts receivable                                   (19,930)          (2,516)
                          Inventories                                           (46,150)         (13,039)
                          Prepaid expenses & other current assets                 9,135            3,211
                          Other assets                                              608            1,106
                          Accounts payable & accrued expenses                    (8,680)           3,713
                          Other deferred liabilities                              2,539              942
                                                                           ------------       ----------
        Net cash (used in) provided by operating activities                     (46,043)           9,021

Investing Activities:
        Purchases of property, plant & equipment                                 (6,139)          (4,037)
        Proceeds from the sale of property, plant & equipment                     7,029              664
        Cash paid for acquisitions, joint ventures and other                    (17,342)               -
                                                                           ------------       ----------
        Net cash used in investing activities                                   (16,452)          (3,373)

Financing Activities:
        Borrowings on credit facility - net                                      30,000            7,052
        Payments on short-term debt                                                (128)          (2,598)
        Debt issuance & amendment costs paid                                       (464)          (2,470)
        Dividends on common stock                                                (1,285)          (1,280)
        Treasury stock reissued                                                     414              122
                                                                           ------------       ----------
        Net cash provided by financing activities                                28,537              826

Effect of exchange rate changes on cash                                             690              (85)
                                                                           ------------       ----------
        Net (decrease) increase in cash                                         (33,268)           6,389
Cash balance at beginning of period                                              68,619            5,882
                                                                           ------------       ----------
Cash balance at end of period                                              $     35,351       $   12,271
                                                                           ============       ==========

                See accompanying notes to condensed consolidated
                             financial statements.

                               RUSSELL CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of April 6, 2003 and March 31, 2002, and the results of our operations for the thirteen week periods ended April 6, 2003 and March 31, 2002, and our cash flows for the thirteen week periods ended April 6, 2003 and March 31, 2002.

         The condensed consolidated balance sheet at January 4, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information about our significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 4, 2003. See also Notes 6 and 10 for further information on changes in our accounting policies during the first quarter of 2003 and pending changes in accounting policies.

         Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen week period ended April 6, 2003, are not necessarily indicative of the results to be expected for the full year.

2.       INVENTORIES

         The components of inventories consist of the following: (in thousands)

                                     4/6/03                  1/4/03                 3/31/02
                                   -----------            ------------            -----------
Finished goods                     $   292,044            $    240,964            $   307,335
Work in process                         51,832                  48,272                 44,747
Raw materials and supplies              19,414                  19,143                 23,488
                                   -----------            ------------            -----------
                                       363,290                 308,379                375,570
LIFO and lower-of-cost or
     market adjustments, net            (3,455)                 (1,721)                (2,793)
                                   -----------            ------------            -----------
                                   $   359,835            $    306,658            $   372,777
                                   ===========            ============            ===========

3.       ACQUISITIONS

         On February 6, 2003, we acquired assets of Bike Athletic Company. Bike's products include athletic supporters, knee and elbow pads, braces, protective equipment, team uniforms, and performance apparel.

         On May 16, 2003, we completed the acquisition of the brands, inventory, contracts, and related assets of the sporting goods business of Spalding Sports Worldwide, Inc. for $65 million. Spalding is a leading producer and marketer of basketballs, volleyballs, footballs, and soccer balls under the SPALDING brand and of softballs under the DUDLEY brand.

4.       RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES (SPECIAL
         CHARGES)

         In July 1998, we adopted a restructuring and reorganization program with the objectives of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. The plan originally called for the closing of a number of our world-wide facilities, which included selected manufacturing plants, distribution centers and offices; expanding production outside the United States; consolidating and downsizing the licensed products businesses; disposing of owned shopping center real estate; reorganizing the corporate structure; and other cost saving activities. The plan also called for the establishment of a dual headquarters in Atlanta, Georgia, in addition to Alexander City, Alabama. In July 2001, we announced an extension of this program to align the organization by distribution channel to provide stronger customer service, supply chain management and more cost-effective operations.

         We substantially completed our multi-year restructuring and reorganization program in 2001. There were no additional special charges incurred during the thirteen weeks ended April 6, 2003 and March 31, 2002.

         A summary of activity in the restructuring liability accounts follows:
         (in thousands)

                                                                  13 Weeks Ended
                                                    ---------------------------------------
                                                       4/6/03                     3/31/02
                                                    ------------                -----------
Restructuring liabilities at beginning of period    $      2,333                $    16,139
Payments charged to the liability accounts                (1,394)                    (4,554)
                                                    ------------                -----------
Restructuring liabilities at end of period          $        939                $    11,585
                                                    ============                ===========

         The remaining restructuring liabilities are made up of the following:
         (in thousands)

                                                                                   4/6/03
                                                                                -------------
Employee terminations                                                           $          40
Termination of certain licenses and contracts                                             171
Exit costs related to facilities                                                          728
                                                                                -------------
                                                                                $         939
                                                                                =============

         At April 6, 2003, we held for sale certain closed facilities with an adjusted carrying value of approximately $13.1 million, which have been included in property, plant and equipment as part of the Domestic Activewear segment.

5.       COMMITMENTS AND CONTINGENCIES

         Commitments

         During fiscal 2001, we entered into a supply agreement with Frontier Yarns to purchase certain minimum quantities of yarn. Refer to Note 8 to our consolidated financial statements in our 2002 Annual Report on Form 10-K for a description of the agreement.

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

6.       STOCK-BASED COMPENSATION

         On January 5, 2003, we adopted the prospective transition provisions of FASB Statement of Financial Accounting Standards (SFAS) No. 148, which amended SFAS No. 123, Accounting and Disclosure of Stock-based Compensation. SFAS No. 148 uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $0.1 million of stock-based employee compensation during the thirteen week period ended April 6, 2003. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table presents a comparison of reported results versus pro forma results that assumes the fair value based method of accounting had been applied to all stock compensation awards granted. For purposes of calculating the pro forma amounts below, the estimated fair value of the options is determined using the Black-Scholes option valuation model and is amortized to expense over the options' vesting period. (in thousands)

                                                                  13 Weeks Ended
                                                       --------------------------------------
                                                         4/6/03                     3/31/02
                                                       ---------                    ---------
Reported net income                                    $   3,448                    $   2,628
Stock-based employee compensation, net of tax,
  assuming SFAS No. 148 was applied                         (270)                        (636)
                                                       ---------                    ---------
Pro forma net income                                   $   3,178                    $   1,992
                                                       =========                    =========

Reported net income per share-basic                    $     .11                    $     .08
Pro forma net income per share-basic                   $     .10                    $     .06
Reported net income per share-diluted                  $     .11                    $     .08
Pro forma net income per share-diluted                 $     .10                    $     .06

7.       DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

         Our diluted weighted-average common shares outstanding are calculated as follows:

                                                                      13 Weeks Ended
                                                         ----------------------------------------
                                                            4/6/03                      3/31/02
                                                         ------------                ------------
Basic weighted-average common shares outstanding           32,208,425                  32,016,884

Net common shares on unissued restricted stock and
  issuable on exercise of dilutive stock options              207,708                      20,490
                                                         ------------                ------------
Diluted weighted-average common shares outstanding         32,416,133                  32,037,374

         Options to purchase 2.4 million and 2.7 million shares of our common stock were excluded from the computation of diluted weighted-average common shares outstanding for the thirteen weeks ended April 6, 2003 and March 31, 2002, respectively, because the exercise prices of the options exceeded the average market price.

8.       COMPREHENSIVE INCOME

         At April 6, 2003, accumulated other comprehensive loss as shown in the condensed consolidated balance sheet was comprised of foreign currency translation adjustments, minimum pension liabilities and foreign currency forward contracts. The components of comprehensive income, net of tax, for the periods indicated below are as follows: (in thousands)

                                                                      13 Weeks Ended
                                                         -----------------------------------------
                                                            4/6/03                     3/31/02
                                                         ------------                -----------
Net income                                               $      3,448                $     2,628
Foreign currency translation gain (loss)                          998                       (898)
(Loss) gain on derivative instruments                            (323)                       713
Other                                                             236                          -
                                                         ------------                -----------
Comprehensive income                                     $      4,359                $     2,443
                                                         ============                ===========

9.       SEGMENT INFORMATION

         We operate our business in two segments: Domestic Activewear and International Activewear. Domestic Activewear is further aligned by distribution channel: Russell Athletic, Mass Retail and Artwear/Careerwear. Russell Athletic, Mass Retail and Artwear/Careerwear have been aggregated into the Domestic Activewear reportable segment because these business lines are similar in economic characteristics, products, production processes, type of customer, distribution method, and regulatory environment. The International Activewear business distributes our products in approximately 40 countries.

         Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (Segment EBIT). Segment EBIT as presented by us may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note One to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 4, 2003. Intersegment transfers are recorded at cost; there is no intercompany profit or loss on intersegment transfers.

                                               13 Weeks Ended April 6, 2003
                                                      (in thousands)
                               -----------------------------------------------------
                                   Domestic        International
                                  Activewear          Activewear            Total
                               -------------       -------------         -----------
Net sales                      $   204,735             $  23,248         $   227,983
Depreciation & amortization
   expense                          11,806                   178              11,984
Segment EBIT                        15,484                  (395)             15,089
Total assets                       922,825                68,920             991,745

                                              13 Weeks Ended March 31, 2002
                                                        (in thousands)
                               -------------------------------------------------------
                                   Domestic           International
                                  Activewear           Activewear             Total
                               -------------         ---------------       -----------
Net sales                      $   195,135             $    20,690         $   215,825
Depreciation & amortization
   expense                          11,639                     160              11,799
Segment EBIT                        14,190                     120              14,310
Total assets                       947,096                  58,261           1,005,357

         A reconciliation of combined segment EBIT to consolidated income before income taxes is as follows:

                                                                          13 Weeks Ended
                                                                          (in thousands)
                                                             ------------------------------------
                                                                  4/6/03                3/31/02
                                                             ------------           -------------
Total segment EBIT                                           $     15,089           $      14,310
Unallocated amounts:
  Corporate expenses                                               (2,360)                 (3,431)
  Interest expense                                                 (7,167)                 (6,694)
                                                             ------------           -------------
Consolidated income before income taxes                      $      5,562            $      4,185
                                                             ============           =============

         NET SALES BY DISTRIBUTION CHANNEL

                                                                          13 Weeks Ended
                                                                          (in thousands)
                                                             ------------------------------------
                                                                4/6/03                3/31/02
                                                             ------------           -------------
Domestic Russell Athletic                                    $     77,544           $      59,056
Domestic Mass Retail                                               48,533                  42,363
Domestic Artwear/Careerwear                                        78,658                  93,716
International Activewear                                           23,248                  20,690
                                                            -------------           -------------
Consolidated Total                                           $    227,983             $   215,825
                                                            =============           =============

10.      NEW ACCOUNTING PRONOUNCEMENT

         In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). This interpretation addresses consolidation by business enterprises of variable interest entities with certain defined characteristics. This interpretation applies to the first interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not yet determined what effect, if any, the adoption of FIN 46 will have on our results of operations and financial position.

11.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION

         The following tables present condensed consolidating financial information for: (a) Russell Corporation (the "Parent") on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes ("Subsidiary Guarantors"), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, Inc.; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; Russell Athletic, Inc.; Russell Athletic West, Inc.; and Russell Co-Op, LLC (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Corporation - Delaware; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Cross Creek de Jimenez, S.A. de C.V. (now known as Jerzees de Jimenez, S.A. de C.V.); Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd; Russell do Brasil, Ltda.; Russell Corp. Far East Limited; Russell Japan KK; Russell Corp. Canada Limited; Jerzees de Honduras, S.A. de C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell CZ s.r.o.; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; and Citygate Textiles Limited. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent's ability to obtain funds from its subsidiaries by dividend or loan. While Russell Athletic, Inc. and Russell Athletic West, Inc. were Subsidiary Guarantors at the time the indenture was executed, these entities were dissolved prior to June 30, 2002, and the assets of these entities were distributed to the Parent or other Subsidiary Guarantors.

         The Parent is comprised of Alabama manufacturing operations and certain corporate management, information services and finance functions.

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
APRIL 6, 2003
(In thousands)                                               Subsidiary      Non-Guarantor
(unaudited)                                    Parent        Guarantors       Subsidiaries     Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
   Cash                                      $     5,557     $   24,231      $     5,563       $        -        $   35,351
   Trade accounts receivables, net                 2,324        148,458           25,412                -           176,194
   Inventories                                   281,311         42,029           36,495                -           359,835
   Prepaid expenses and other current
     assets                                       12,834          2,584            2,509                -            17,927
---------------------------------------------------------------------------------------------------------------------------

Total current assets                             302,026        217,302           69,979                -           589,307

Property, plant and equipment, net               225,267         69,394           25,326                -           319,987
Investment in subsidiaries                       863,634            195                -         (863,829)                -
Intercompany balances                           (509,760)       532,726          (22,966)               -                 -
Other assets                                      58,218         23,760              473                -            82,451
---------------------------------------------------------------------------------------------------------------------------

                                             $   939,385     $  843,377      $    72,812       $ (863,829)       $  991,745
===========================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                          $    59,938     $    4,944      $     7,512       $        -        $   72,394
   Accrued expenses                               48,551         15,787            8,948                -            73,286
   Short-term debt                                     -              -            7,037                -             7,037
   Current maturities of long-term debt            5,000              -                -                -             5,000
---------------------------------------------------------------------------------------------------------------------------

Total current liabilities                        113,489         20,731           23,497                -           157,717

Long-term debt, less current maturities          295,000              -                -                -           295,000
Deferred liabilities                              59,542          4,888            3,244                -            67,674
Stockholders' equity                             471,354        817,758           46,071         (863,829)          471,354
---------------------------------------------------------------------------------------------------------------------------

                                             $   939,385     $  843,377      $    72,812       $ (863,829)       $  991,745
===========================================================================================================================

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------------------------
FOR THE 13 WEEKS ENDED MARCH 31, 2002
(In thousands)                                               Subsidiary      Non-Guarantor
(unaudited)                                  Parent           Guarantors     Subsidiaries      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------
Net sales                                    $   146,475     $   48,669      $    31,712       $    (11,031)     $  215,825
Costs and expenses:
   Cost of goods sold                            105,244         36,038           24,456             (9,749)        155,989
   Selling, general and administrative
   expenses                                       29,463         14,673            5,940             (1,108)         48,968
   Interest expense (income) - net                14,670         (7,945)             (31)                 -           6,694
   Other expense (income) - net                   27,305        (27,284)             142              (174)             (11)
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   equity in earnings of consolidated
   subsidiaries                                  (30,207)        33,187            1,205                  -           4,185
Provision (benefit) for income taxes             (10,691)        11,697              551                  -           1,557
Equity in earnings of consolidated
   subsidiaries, net of income taxes              22,144              -                -            (22,144)              -
---------------------------------------------------------------------------------------------------------------------------

Net income (loss)                            $     2,628     $   21,490      $       654       $    (22,144)      $   2,628
===========================================================================================================================

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

----------------------------------------------------------------------------------------------------------------------------
FOR THE 13 WEEKS ENDED APRIL 6, 2003
(In thousands)                                               Subsidiary      Non-Guarantor
(unaudited)                                    Parent        Guarantors      Subsidiaries      Eliminations    Consolidated
---------------------------------------------------------------------------------------------------------------------------
Net sales                                    $   175,702     $   29,361       $   34,969       $    (12,049)     $  227,983
Costs and expenses:
   Cost of goods sold                            127,009         21,533           28,567            (11,947)        165,162
   Selling, general and administrative
     expenses                                     30,248         13,307            5,823                  -          49,378
   Interest expense (income) - net                13,753         (6,550)             (36)                 -           7,167
   Other expense (income) - net                   28,193        (27,429)              52               (102)            714
---------------------------------------------------------------------------------------------------------------------------
Income (loss) before income taxes and
   equity in earnings of consolidated
   subsidiaries                                  (23,501)        28,500              563                  -           5,562
Provision (benefit) for income taxes              (9,331)        11,267              178                  -           2,114
Equity in earnings of consolidated
   subsidiaries, net of income taxes              17,618              -                -            (17,618)              -
---------------------------------------------------------------------------------------------------------------------------

Net income (loss)                            $     3,448     $   17,233       $      385       $    (17,618)     $    3,448
===========================================================================================================================

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------
FOR THE 13 WEEKS ENDED MARCH 31, 2002
(In thousands)                                                 Subsidiary      Non-Guarantor
(unaudited)                                         Parent     Guarantors      Subsidiaries      Eliminations    Consolidated
-----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided by (used in) operating
   activities                                  $     9,150     $   (2,904)     $     2,775       $          -      $    9,021

INVESTING ACTIVITIES
Purchases of property, plant and equipment          (3,595)          (349)             (93)                 -          (4,037)
Investment in and advances to subsidiaries           1,632          3,775           (5,407)                 -               -
Proceeds from the sale of property,plant and
 equipment                                             664              -                -                  -             664
-----------------------------------------------------------------------------------------------------------------------------
Net cash used in investing activities               (1,299)         3,426           (5,500)                 -          (3,373)

FINANCING ACTIVITIES
Borrowings (payments) on credit
  facility - net                                     2,700              -            4,352                  -           7,052
Payment on short-term debt                               -              -           (2,598)                 -          (2,598)
Debt issuance & amendment costs paid                (2,470)             -                -                  -          (2,470)
Dividends on common stock                           (1,280)             -                -                  -          (1,280)
Treasury stock reissued                                122              -                -                  -             122
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                         (928)             -            1,754                  -             826

Effect of exchange rate changes on cash                  -              -              (85)                 -             (85)
-----------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                      6,923            522           (1,056)                 -           6,389
Cash balance at beginning of period                  3,277         (1,583)           4,188                  -           5,882
-----------------------------------------------------------------------------------------------------------------------------

Cash balance at end of period                  $    10,200     $   (1,061)     $     3,132      $           -      $   12,271
=============================================================================================================================

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------------
FOR THE 13 WEEKS ENDED APRIL 6, 2003
(In thousands)                                                           Subsidiary    Non-Guarantor
(unaudited)                                                  Parent      Guarantors    Subsidiaries     Eliminations   Consolidated
-----------------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net cash provided by operating
   activities                                              $ (55,575)    $   15,588     $   (6,056)        $    -      $    (46,043)

INVESTING ACTIVITIES
Purchases of property, plant and equipment                    (4,562)        (1,399)          (178)             -            (6,139)
Investment in and advances to subsidiaries                    (1,632)           (41)         1,673              -                 -
Proceeds from sales of property, plant and
   equipment                                                   5,048          1,981              -              -             7,029
Cash paid for acquisitions, joint ventures and other         (17,342)             -              -              -           (17,342)
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) investing
   activities                                                (18,488)            541          1,495              -          (16,452)

FINANCING ACTIVITIES
Borrowings (payments) on credit facility - net                30,000              -              -              -            30,000
Borrowings on short-term debt                                      -              -           (128)             -              (128)
Debt issuance & amendment costs paid                            (464)             -              -              -              (464)
Dividends on common stock                                     (1,285)             -              -              -            (1,285)
Treasury stock reissued                                          414              -              -               -              414
-----------------------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing
   activities                                                 28,665              -           (128)             -            28,537

Effect of exchange rate changes on cash                            -              -            690              -               690
-----------------------------------------------------------------------------------------------------------------------------------

Net increase (decrease) in cash                              (45,398)        16,129         (3,999)             -           (33,268)
Cash balance at beginning of period                           50,955          8,102          9,562              -            68,619
-----------------------------------------------------------------------------------------------------------------------------------
Cash balance at end of period                              $   5,557     $   24,231     $    5,563         $    -      $     35,351
===================================================================================================================================

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our results of operations are affected by numerous factors, including competition, general economic conditions, seasonal variation, raw material costs, mix of products sold, and plant utilization. Typically, demand for our products is higher during the third and fourth quarters of each fiscal year. Changes in the weather also affect the demand for our products, particularly for our fleece products. In addition, some of our athletic and activewear products are generally available from multiple sources and our customers often purchase products from more than one source. To remain competitive, we review and adjust our pricing structure from time to time.

Our product mix affects our overall gross profit margin. Additionally, plant utilization levels are important to our profitability because a substantial portion of our total production cost is fixed. The cost of yarn is a significant component of our cost of goods sold. As a result of our restructuring and reorganization program, in 2002 we began purchasing all of our yarn from Frontier Yarns, Frontier Spinning Mills, Inc. and other third-party suppliers. Yarn prices fluctuate principally as a result of supply and demand in the yarn and raw cotton markets. Furthermore, fluctuations in petroleum prices can influence the prices of chemicals, dyestuffs and polyester yarn. Accordingly, we adjust the timing and size of raw material purchases when necessary to minimize the impact of these market forces.

The following information is derived from our unaudited condensed consolidated statements of operations for the thirteen week periods ended April 6, 2003 and March 31, 2002.

                                                                       13 Weeks Ended
                                                        ------------------------------------------
                                                             April 6,                March 31,
                                                              2003                     2002
                                                        ------------------------------------------
(Dollars in millions)
Net sales                                               $  228.0        100.0%     $215.8    100.0%
Cost of goods sold                                         165.2         72.4%      156.0     72.3%
                                                        ------------------------------------------
Gross profit                                                62.8         27.6%       59.8     27.7%
Selling, general and administrative expense (SG&A)          49.4         21.7%       49.0     22.7%
Other expense (income) - net                                 0.7           .3%          -        -%
                                                        ------------------------------------------
Operating income                                            12.7          5.6%       10.8      5.0%
Interest expense                                             7.2          3.2%        6.7      3.1%
                                                        ------------------------------------------
Income before taxes                                          5.5          2.4%        4.1      1.9%
Provision for income taxes                                   2.1           .9%        1.5       .7%
                                                        ------------------------------------------
Net income                                              $    3.4          1.5%     $  2.6      1.2%
                                                        ==========================================

Thirteen weeks ended April 6, 2003 compared to March 31, 2002.

NET SALES. Net sales for the 2003 first quarter were $228.0 million, an increase of $12.2 million, or 5.6%, from last year's first quarter sales of $215.8 million. After excluding sales from businesses that were acquired or discontinued, 2003 first quarter net sales on an ongoing basis increased 3.5% over ongoing net sales for the comparable period last year. The increase in sales from ongoing businesses was primarily driven by new and expanded programs in our Domestic Activewear segment. The businesses that were discontinued principally consisted of the direct marketing of our CROSS CREEK brand to golf-pro shops and department stores.

For the 2003 first quarter, net sales in our Domestic Activewear segment totaled $204.7 million, an increase of $9.6 million, or 4.9%, from the comparable period last year. This increase was driven by a 2.4% growth in dozens shipped and higher retail sales of our RUSSELL ATHLETIC, JERZEES, DISCUS, and MOSSY OAK branded products. In addition, net sales during the quarter were favorably impacted by increases in our team sports and college bookstore businesses as well as the acquisitions of Bike and Moving Comfort. The increase in net sales was partially offset by price reductions and lower volumes in the distributor market of the Artwear channel.

Our Domestic Activewear segment is further aligned by distribution channel:
Russell Athletic, Mass Retail and Artwear/Careerwear. For the 2003 first quarter:

- Net sales in our Russell Athletic channel increased $18.5 million, or 31.3%, to $77.5 million, while dozens shipped were up 31.6% from last year's first quarter. These increases were primarily driven by higher retail sales of our RUSSELL ATHLETIC and DISCUS branded products. In addition, net sales and dozens shipped during the quarter were favorably impacted by increases in our team sports and college bookstore businesses.

     On February 6, 2003, we acquired assets of Bike Athletic Company. Bike's products include athletic supporters, knee and elbow pads, braces, protective equipment, team uniforms, and performance apparel.

     The acquisition of Moving Comfort, a leading brand of women's performance activewear, was completed on August 22, 2002. Its products include performance sports underwear, shorts, pants, tops, and outerwear that support the company's slogan, "A FIT WOMAN IS A POWERFUL WOMAN".

     The Bike and Moving Comfort acquisitions favorably impacted net sales by $7.4 million during the 2003 first quarter.

- Net sales in our Mass Retail channel increased $6.2 million, or 14.6%, to $48.5 million, while overall dozens shipped were up 4.2% from last year's first quarter. The increases in sales and dozens shipped were due to increased sales of our JERZEES and MOSSY OAK brands as well as increased sock sales. The increases in sales and dozens shipped were somewhat offset by lower pricing and, to a lesser extent, by lower sales to Kmart.

- Net sales in our Artwear/Careerwear channel decreased $15.1 million, or 16.1%, to $78.7 million, while dozens shipped to the distributor market were down 8.3% from last year's first quarter. However, after excluding sales from discontinued businesses, our net sales of $78.7 million in the 2003 first quarter were down $12.4 million, or 13.6% from last year's first quarter. The decreases in sales and dozens shipped reflect industry-wide lower prices, primarily in the promotional T-shirt market, and reduced corporate purchasing of our higher priced products, such as sports shirts, denims and wovens.

International Activewear segment net sales for the 2003 quarter were $23.3 million, an increase of 12.4%, or $2.6 million, while overall dozens shipped decreased 1.9% from the prior period. The increase in net sales for the segment was primarily impacted by the strengthening of the Euro and British pound against the U.S. dollar.

GROSS PROFIT AND GROSS MARGIN. Our gross profit was $62.8 million, or a 27.6% gross margin, in the 2003 first quarter versus a gross profit of $59.8 million, or a 27.7% gross margin, in the prior year. During the 2003 first quarter, our gross profit was positively impacted by our acquisitions of Bike and Moving Comfort, higher sales volumes in the Russell Athletic and Mass Retail channels, improved plant utilization, and other efforts to improve and streamline our manufacturing/sourcing processes as well as our continued focus on reducing expenses. However, these positive impacts were offset by pricing pressures primarily in the distributor market of the Artwear channel, higher raw material costs for cotton and polyester, higher insurance costs, higher natural gas prices, and additional costs for new product features.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). Our SG&A expenses were $49.4 million, or 21.7% of net sales, versus $49.0 million, or 22.7% of net sales, in the comparable prior year period. Lower general and administrative costs mainly in our Artwear/Careerwear business were substantially offset by the additional SG&A expenses associated with our acquisitions of Bike and Moving Comfort and the increase in our bad debt reserve by $0.5 million (pre-tax) to provide for potential additional losses on our pre-petition receivables from Kmart. This increase brought our reserve level to 94% of the $12.4 million pre-petition accounts receivable balance due from Kmart.

OTHER-NET. Other-net was an expense of $0.7 million in the 2003 first quarter versus income of eleven thousand dollars in the 2002 first quarter.

OPERATING INCOME. Our consolidated operating income in the 2003 first quarter was $12.7 million, or 5.6% of net sales, versus $10.8 million, or 5.0% of net sales, in the prior year. Our consolidated operating income benefited from higher sales volumes in the Russell Athletic and Mass Retail channels, our acquisitions of Bike and Moving Comfort and our ongoing cost saving program. The components of this comprehensive program include: offshore assembly, yarn savings from outsourcing, textile cost savings through plant restructurings, increased global procurement, organizational savings, distribution efficiencies, and improved inventory management.

In the 2003 first quarter, our Domestic Activewear segment operating income was $15.5 million, or 7.6% of the segment's net sales, versus $14.2 million or 7.3% of the segment's net sales, in the comparable period last year. The increase in our Domestic Activewear segment operating income was primarily attributable to the benefits from higher sales volumes in the Russell Athletic and Mass Retail channels, our acquisitions of Bike and Moving Comfort, and the other factors described above in the gross profit and SG&A sections of this quarterly report.

In the 2003 first quarter, our International Activewear segment operating income was a loss of $0.4 million versus a profit of $0.1 million in the prior year. The positive benefits from currency and higher sales in Canada and Europe were more than offset by lower sales in Mexico and Japan coupled with higher selling, general and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

Our total debt to capitalization ratio improved 4.8 percentage points, declining to 39.4% at April 6, 2003, versus 44.2% at March 31, 2002. The improvement was primarily attributable to our strategic initiative to reduce our investment in working capital, which enabled us to reduce inventories by $12.9 million and contributed to the net reduction of total debt by $53.7 million during the last twelve months. We have reduced our seasonal inventory levels by focusing on increasing our inventory turns and improving our production planning.

We believe that EBITDA, which we define as net income before interest, income taxes, depreciation, and amortization, is a useful measure of a company's ability to service its debt. EBITDA for the 2003 first quarter was $24.7 million versus $22.7 million in the comparable period last year. EBITDA is a non-GAAP financial measure that does not represent net income, as defined by accounting principles generally accepted in the United States. EBITDA should not be considered as a substitute for net income, or as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs.

Below is a reconciliation of EBITDA to net income:

                                                                           13 Weeks Ended
                                                                           (in thousands)
                                                                ----------------------------------
                                                                 4/6/03                   3/31/02
                                                                --------                 ---------
EBITDA                                                          $ 24,713                 $  22,678
Depreciation and amortization                                    (11,984)                  (11,799)
Taxes                                                             (2,114)                   (1,557)
Interest                                                          (7,167)                   (6,694)
                                                                --------                 ---------
Net income                                                      $  3,448                 $   2,628
                                                                ========                 =========

Cash From Operating Activities

Our operations used approximately $46.0 million of cash during the first quarter of 2003, versus providing $9.0 million during the same period in 2002. Due to the seasonality of our business, we build inventory levels in the first quarter. Our inventory build was greater in the first quarter 2003 than in 2002 primarily due to higher inventory levels in December 2001.

The increase in accounts receivable was greater in the first quarter of 2003 versus 2002 as a result of increases in sales in our RUSSELL ATHLETIC, JERZEES, DISCUS, and MOSSY OAK branded products. To a lesser extent, the Moving Comfort and Bike acquisitions also contributed to the increase in accounts receivable in the first quarter of 2003 versus 2002.

The decrease in accounts payable and accrued expenses was greater in the first quarter of 2003 versus 2002 as a result of the payout of year-end employee performance and customer incentive accruals that were substantially higher at December 2002 than at December 2001.

Our business is seasonal and our cash flows from operations are ordinarily higher in the second half of the year.

Cash From Investing Activities

Net cash used in investing activities was $16.5 million in the first quarter of 2003 versus $3.4 million in the prior year period. Our investing activities in the 2003 first quarter consisted of capital expenditures of $6.1 million and the acquisition of the Bike Athletic business, less proceeds from the sale of property, plant and equipment. In the first quarter of 2002, our investing activities consisted of capital expenditures of $4.0 million, less proceeds from the sale of property, plant and equipment.

For fiscal 2003, we are forecasting capital expenditures to be approximately $40 million to $45 million. The majority of planned fiscal 2003 capital expenditures are to further enhance our manufacturing and distribution capabilities and our information systems.

Cash From Financing Activities

We paid $1.3 million in dividends ($.04 per share) during the first quarter of 2003.

On April 18, 2002, we completed our debt refinancing. Refer to Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 4, 2003 for more information.

On April 6, 2003, our debt facilities and outstanding debt obligations included:

    - $320 million in Senior Secured Credit Facilities (the "Facilities"). The Facilities include a $300 million Senior Secured Revolving Credit Facility (the "Revolver") due April 2007, of which $30 million was outstanding, and $20 million outstanding under our Senior Secured Term Loan (the "Term Loan") due ratably through April 2007; and

    -    $250 million in 9.25% Senior Unsecured Notes (the "Senior Notes") due
         2010.

On March 11, 2003, we amended the Facilities to, among other things, provide for an additional pricing tier. The amendment also: (1) lessens some of the restrictions on our ability to make acquisitions, (2) permits us to make additional investments and guarantees, and (3) allows us to repurchase a portion of our Senior Notes and capital stock, subject to annual limitations.

Under the Facilities, variable interest on the Revolver from January 5, 2003 to March 10, 2003 was either LIBOR plus 1.75% or Base Rate plus 0.25% and on the Term Loan was either LIBOR plus 2.25% or Base

Rate plus 0.75%, with an annual commitment fee on the unused portion of the Facilities of 0.375%. On March 11, 2003 through the end of the first quarter, variable interest on the Revolver was either LIBOR plus 1.5% or Base Rate and on the Term Loan was either LIBOR plus 2.0% or Base Rate plus 0.5%.

For the second quarter of 2003, variable interest on the Revolver will be either LIBOR plus 1.75% or Base Rate plus 0.25% and on the Term Loan will be either LIBOR plus 2.25% or Base Rate plus 0.75% with an annual commitment fee on the unused portion of the Facilities of 0.375%.

Adequacy of Borrowing Capacity

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of April 6, 2003, we had $161.0 million of availability under our Revolver. We also had $35.4 million in cash available to fund ongoing operations. We expect to fund the acquisition of the Spalding business from the availability under our Revolver. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements and meet our foreseeable liquidity requirements, including debt service on our Facilities.

Contingencies

For information concerning our ongoing litigation, see Note 5 to the Condensed Consolidated Financial Statements.

Commitments

For information about our contractual cash obligations and other commercial commitments, refer to Management's Discussion & Analysis of Financial Condition and Results of Operations in our 2002 Annual Report on Form 10-K.

Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Our financial risk management objectives are to minimize the potential impact of interest rate, foreign exchange rate and commodity price fluctuations on our earnings, cash flows and equity. To manage these risks, we may use various financial instruments, including interest rate swap agreements and forward currency exchange contracts. Refer to Notes 1 and 4 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 4, 2003, for a more complete description of our accounting policies and the extent of our use of such instruments.

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at April 6, 2003. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS. At April 6, 2003, our outstanding debt totaled $307.0 million, which consisted of fixed-rate debt of $250.0 million and variable-rate debt of $57.0 million. Based on our first quarter average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would have negatively impacted our first quarter pre-tax earnings and cash flows by approximately $0.1 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at April 6, 2003 by approximately $7.1 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

CURRENCY EXCHANGE RATE SENSITIVITY. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Euro, British pound sterling and Mexican peso. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At April 6, 2003, we had a $2.4 million liability associated with these foreign currency forward contracts. A ten percent adverse change in the foreign currency spot rates would increase our foreign currency forward contract liability held at April 6, 2003 by $3.5 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

COMMODITY PRICE SENSITIVITY. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to the economic climate or other unforeseen circumstances. We are purchasing yarn primarily from Frontier Yarns, LLC, Frontier Spinning Mills, Inc. and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We do not have any outstanding commodity futures contracts at April 6, 2003.

Forward Looking Information

With the exception of historical information, this Quarterly Report on Form 10-Q, including management's discussion and analysis, contains certain forward-looking statements within the meaning of the federal securities laws. This includes statements concerning plans, objectives, projections and expectations relating to our operations or economic performance. Wherever possible, we have identified these forward-looking statements by terms and phrases such as "anticipate", "believe", "intend", "estimate", "expect", "continue", "could", "may", "plan", "project", "predict", "will" and similar expressions. In addition, the Company and its representatives may from time to time make oral or other written statements that are also forward-looking statements. All such forward-looking statements are based on assumptions that we believe are reasonable when made.

Such forward-looking statements are subject to risks and uncertainties that could cause our actual results and performance to differ materially from those expressed in, or implied by, such forward-looking statements, including, but not limited to, risks related to: (a) the seasonal nature of our business; (b) the Moving Comfort, Bike Athletic and Spalding acquisitions and our overall acquisition strategy; (c) our ability to realize the savings and efficiencies contemplated by our multi-year restructuring and reorganization plan; (d) dependence on third parties for production of yarn and manufacture of our products; (e) the effects of lawsuits; (f) changes in customer demands for our products; (g) significant competitive activity, including, but not limited to, pricing and the similarity of some of our products with those of our competitors; (h) our product mix; (i) our efficient utilization of production facilities; (j) raw material price volatility; (k) the impact of economic conditions in the markets where we operate, such as changes in interest rates, currency exchange rates, inflation rates, and other external factors over which we have no control; (l) the cost of insuring our business; (m) the collectibility of receivables from our customers; (n) the ability to effect our cost savings program; (o) our management of inventory levels and working capital; (p) our debt structure and cash management; and (q) other risk factors listed from time to time in our SEC reports and announcements. The risks listed above are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Please see our update under the "Liquidity and Capital Resources" section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in our internal controls or in other factors that could significantly affect such controls.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contingencies

For information concerning our ongoing litigation, see Note 5 to the Condensed Consolidated Financial Statements.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of Shareholders was held on April 23, 2003.

         At the Annual Meeting, Shareholders voted upon the following nominees to serve as Directors for a three-year term expiring in 2006. The results of the vote are as follows:

                Name                                      For                            Withheld
-------------------------------------           -------------------------          ----------------------
John F. Ward                                           22,674,859                       7,816,570
Margaret M. Porter                                     22,670,265                       7,821,164

All nominees were elected.

Tim Lewis, C. V. Nalley, III, John R. Thomas, and John A. White will continue in office until their terms expire in 2004. Herschel M. Bloom, Ronald G. Bruno and Mary Jane Robertson will continue in office until their terms expire in 2005.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

    (b) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Numbers                                      Description
-------                                      -----------
  99     Certification: Pursuant to Section 906 of the Sarbanes-Oxley Act of
         2002 (Subsections (a) and (b) of Section 1350, Chapter 63 of Title 18,
         United States Code)

    (c) Reports on Form 8-K

None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        RUSSELL CORPORATION
                                        --------------------
                                            (Registrant)

     Date: May 20, 2003                         /s/ Robert D. Martin
                                        ----------------------------
                                        Robert D. Martin
                                                Senior Vice President and
                                                Chief Financial Officer

     Date: May 20, 2003                         /s/ Larry E. Workman
                                        ----------------------------
                                        Larry E. Workman, Controller
                                                (Principal Accounting Officer)

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

By:      /s/ John F. Ward
    -------------------------
         John F. Ward
         Chairman and Chief Executive Officer

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

b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 20, 2003

By:      /s/ Robert D. Martin
   -----------------------------
         Robert D. Martin
         Senior Vice President and Chief Financial Officer