Form 10-Q
period 2003-07-06
RUSSELL CORP
filed 2003-08-19
CIK 85812

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 6, 2003

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of August 15, 2003, there were 32,454,346 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).

                               RUSSELL CORPORATION
                                      INDEX

                                                                                                        Page No.
                                                                                                        --------
Part I.  Financial Information:

   Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets --
              July 6, 2003, January 4, 2003 and June 30, 2002                                                2

            Condensed Consolidated Statements of Operations --
              Thirteen Weeks Ended July 6, 2003 and June 30, 2002                                            3
              Twenty-six Weeks Ended July 6, 2003 and June 30, 2002                                          4

            Condensed Consolidated Statements of Cash Flows --
              Twenty-six Weeks Ended July 6, 2003 and June 30, 2002                                          5

            Notes to Condensed Consolidated Financial Statements                                             6

   Item 2.  Management's Discussion and Analysis of Financial Condition and                                 18
              Results of Operations

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                      26

   Item 4.  Controls and Procedures                                                                         26

Part II. Other Information:

   Item 1.  Legal Proceedings                                                                               26

   Item 5.  Other Information                                                                               26

   Item 6.  Exhibits and Reports on Form 8-K                                                                27

                         PART I - FINANCIAL INFORMATION
                               RUSSELL CORPORATION
                      Condensed Consolidated Balance Sheets
                (In Thousands Except Share and Per Share Amounts)

                                                                     July 6,              January 4,            June 30,
                                                                      2003                  2003                 2002
                                                                   -----------           -----------           -----------
          ASSETS                                                   (Unaudited)             (Note 1)            (Unaudited)
Current assets:
  Cash                                                             $     7,945           $    68,619           $     6,791
  Accounts receivable, net                                             217,522               148,915               188,480
  Inventories - Note 2                                                 403,225               306,658               386,690
  Prepaid expenses & other current assets                               16,028                26,653                43,975
                                                                   -----------           -----------           -----------

     Total current assets                                              644,720               550,845               625,936

Property, plant & equipment, net                                       315,731               332,009               339,125

Other assets                                                           137,041                80,261                76,068
                                                                   -----------           -----------           -----------

     Total assets                                                  $ 1,097,492           $   963,115           $ 1,041,129
                                                                   ===========           ===========           ===========

   LIABILITIES & STOCKHOLDERS' EQUITY
Current liabilities:

  Accounts payable                                                 $    86,148           $    71,291           $    74,352
  Accrued expenses                                                      72,704                82,183                73,269
  Short-term debt                                                        6,289                 7,253                 6,940
  Current maturities of long-term debt                                   5,000                 5,000                 5,000
                                                                   -----------           -----------           -----------

     Total current liabilities                                         170,141               165,727               159,561

Long-term debt, less current maturities                                380,747               265,000               373,793

Deferred liabilities                                                    66,142                65,135                58,520

Stockholders' equity:
  Common stock, par value $.01 per share; authorized
     150,000,000 shares, issued 41,419,958 shares                          414                   414                   414
  Paid-in capital                                                       40,979                42,877                43,733
  Retained earnings                                                    682,816               675,448               640,202
  Treasury stock, at cost (9,011,787 shares at
      7/6/03; 9,233,545 shares at 1/4/03 and
      9,279,117 shares at 6/30/02)                                    (212,298)             (218,113)             (219,714)
  Accumulated other comprehensive loss                                 (31,449)              (33,373)              (15,380)
                                                                   -----------           -----------           -----------
     Total stockholders' equity                                        480,462               467,253               449,255
                                                                   -----------           -----------           -----------
     Total liabilities & stockholders' equity                      $ 1,097,492           $   963,115           $ 1,041,129
                                                                   ===========           ===========           ===========

     See accompanying notes to condensed consolidated financial statements.

                               RUSSELL CORPORATION
                 Condensed Consolidated Statements of Operations
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                                      13 Weeks Ended
                                                                                             ----------------------------------
                                                                                                July 6,              June 30,
                                                                                                 2003                  2002
                                                                                             ------------          ------------
Net sales                                                                                    $    267,925          $    253,070
Cost of goods sold                                                                                190,539               186,974
                                                                                             ------------          ------------
           Gross profit                                                                            77,386                66,096

Selling, general & administrative expenses                                                         58,499                50,792
Other expense (income) - net                                                                          704                (2,747)
                                                                                             ------------          ------------
           Operating income                                                                        18,183                18,051

Interest expense                                                                                    7,443                 7,734
Debt retirement charge - Note 1                                                                        --                20,097
                                                                                             ------------          ------------
           Income (loss) before income taxes                                                       10,740                (9,780)

Provision (benefit) for income taxes                                                                4,081                (3,638)
                                                                                             ------------          ------------

           Net income (loss)                                                                 $      6,659          $     (6,142)
                                                                                             ============          ============

Weighted-average common shares outstanding:
           Basic                                                                               32,345,952            32,094,798
           Diluted                                                                             32,826,939            32,094,798

Net income (loss) per common share:
           Basic                                                                             $       0.21          $      (0.19)
           Diluted                                                                           $       0.20          $      (0.19)

Cash dividends per common share                                                              $       0.04          $       0.04


     See accompanying notes to condensed consolidated financial statements.

                               RUSSELL CORPORATION
                 Condensed Consolidated Statements of Operations
                (In Thousands Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                                      26 Weeks Ended
                                                                                             ----------------------------------
                                                                                                July 6,              June 30,
                                                                                                 2003                  2002
                                                                                             ------------          ------------
Net sales                                                                                    $    495,908          $    468,895
Cost of goods sold                                                                                355,700               342,963
                                                                                             ------------          ------------
         Gross profit                                                                             140,208               125,932

Selling, general & administrative expenses                                                        107,877                99,760
Other expense (income) - net                                                                        1,419                (2,758)
                                                                                             ------------          ------------
         Operating income                                                                          30,912                28,930

Interest expense                                                                                   14,610                14,428
Debt retirement charge - Note 1                                                                        --                20,097
                                                                                             ------------          ------------
         Income (loss) before income taxes                                                         16,302                (5,595)

Provision (benefit) for income taxes                                                                6,195                (2,081)
                                                                                             ------------          ------------

         Net income (loss)                                                                   $     10,107          $     (3,514)
                                                                                             ============          ============

Weighted-average common shares outstanding:
         Basic                                                                                 32,281,964            32,061,037
         Diluted                                                                               32,635,809            32,061,037

Net income (loss) per common share:
         Basic                                                                               $       0.31          $      (0.11)
         Diluted                                                                             $       0.31          $      (0.11)

Cash dividends per common share                                                              $       0.08          $       0.08

     See accompanying notes to condensed consolidated financial statements.

                               RUSSELL CORPORATION
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                                                    26 Weeks Ended
                                                                                             -----------------------------
                                                                                              July 6,             June 30,
                                                                                                2003                2002
                                                                                             ---------           ---------
Operating Activities:
    Net income (loss)                                                                        $  10,107           $  (3,514)
    Adjustments to reconcile net income (loss) to
      cash (used in) provided by operating activities:
        Depreciation                                                                            22,132              23,192
        Amortization                                                                               242                 114
        Loss (gain) on sale of property, plant & equipment                                         381              (3,254)
        Debt retirement charge                                                                      --              20,097
        Other                                                                                     (213)               (747)
        Changes in operating assets & liabilities:
          Accounts receivable                                                                  (60,098)            (21,817)
          Inventories                                                                          (77,316)            (25,371)
          Prepaid expenses & other current assets                                               11,873               2,035
          Other assets                                                                          (1,255)              2,788
          Accounts payable & accrued expenses                                                    2,109              18,739
          Other deferred liabilities                                                             1,008              (5,531)
                                                                                             ---------           ---------
  Net cash (used in) provided by operating activities                                          (91,030)              6,731

Investing Activities:
  Purchases of property, plant & equipment                                                     (14,468)             (7,653)
  Proceeds from the sale of property, plant & equipment                                          9,363               7,053
  Cash paid for acquisitions, joint ventures and other                                         (80,137)                 --
  Other                                                                                            378                 450
                                                                                             ---------           ---------
  Net cash used in investing activities                                                        (84,864)               (150)

Financing Activities:
  Borrowings on credit facility - net                                                          115,747              33,993
  (Payments) borrowings on short-term debt                                                      (1,302)                424
  Payments on notes payable, including prepayment penalties                                         --            (270,371)
  Proceeds from issuance of bonds                                                                   --             250,000
  Debt issuance & amendment costs paid                                                            (468)            (18,001)
  Dividends on common stock                                                                     (2,578)             (2,564)
  Treasury stock reissued                                                                        2,844               1,799
                                                                                             ---------           ---------
  Net cash provided by (used in) financing activities                                          114,243              (4,720)

Effect of exchange rate changes on cash                                                            977                (952)
                                                                                             ---------           ---------
  Net (decrease) increase in cash                                                              (60,674)                909

Cash balance at beginning of period                                                             68,619               5,882
                                                                                             ---------           ---------
Cash balance at end of period                                                                $   7,945           $   6,791
                                                                                             =========           =========

     See accompanying notes to condensed consolidated financial statements.

                               RUSSELL CORPORATION
              Notes to Condensed Consolidated Financial Statements

1.       BASIS OF PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of July 6, 2003 and June 30, 2002, and the results of our operations for the thirteen and twenty-six weeks ended July 6, 2003 and June 30, 2002, and our cash flows for the twenty-six weeks ended July 6, 2003 and June 30, 2002.

         The condensed consolidated balance sheet at January 4, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

         For further information about our significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 4, 2003. See also Notes 7 and 11 for further information on changes in our accounting policies during 2003 and pending changes in accounting policies.

         Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and twenty-six weeks ended July 6, 2003, are not necessarily indicative of the results to be expected for the full year.

         On January 5, 2003, we adopted FASB Statement of Financial Accounting Standards (SFAS) No. 145, Recission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Upon adoption, we reclassified the $20.1 million pre-tax effect of the extraordinary item for the early retirement of debt that we recognized in the second quarter of fiscal 2002 to income from continuing operations.

2.       INVENTORIES

         The components of inventories consist of the following: (in thousands)

                                                                7/6/03              1/4/03             6/30/02
                                                              ---------           ---------           ---------
         Finished goods                                       $ 343,879           $ 240,964           $ 316,648
         Work in process                                         47,664              48,272              50,470
         Raw materials and supplies                              18,196              19,143              20,965
                                                              ---------           ---------           ---------
                                                                409,739             308,379             388,083
         LIFO and lower-of-cost or
              market adjustments, net                            (6,514)             (1,721)             (1,393)
                                                              ---------           ---------           ---------
                                                              $ 403,225           $ 306,658           $ 386,690
                                                              =========           =========           =========

3.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment write downs. The provision for depreciation of property, plant and equipment has been computed generally on the straight-line method based upon their estimated useful lives. Initial estimated useful lives range from 10 to 37 years for buildings and improvements and from 3 to 11 years for machinery and equipment. When events and circumstances indicate that the useful lives or salvage values may have changed, we adjust the related useful life and record depreciation over the shortened useful life after giving consideration to the revised salvage values.

         Property, plant and equipment, net are summarized as follows: (in thousands)

                                                                7/6/03               1/4/03               6/30/02
                                                              ----------           ----------           ----------
         Land and improvements                                $   17,413           $   20,389           $   15,835
         Buildings and improvements                              243,503              251,875              250,206
         Machinery and equipment                                 578,015              758,827              756,687
         Construction-in-progress                                 21,476                3,619               16,109
                                                              ----------           ----------           ----------
                                                                 860,407            1,034,710            1,038,837
         Accumulated depreciation                               (544,676)            (702,701)            (699,712)
                                                              ----------           ----------           ----------
         Property, plant and equipment, net                   $  315,731           $  332,009           $  339,125
                                                              ==========           ==========           ==========

         With the completion of the restructuring and reorganization program described in Note 5 and the implementation of our new fixed asset system, in the 2003-second quarter we retired approximately $160 million of assets (primarily machinery and equipment) that were fully depreciated and no longer in use. There was no impact on net income related to the retirement of these assets.

4.       ACQUISITION

         On May 16, 2003, we completed the acquisition of the brands, inventory, contracts, and related assets of the sporting goods business of Spalding Sports Worldwide, Inc. for approximately $65 million. Spalding is a leading producer and marketer of basketballs, footballs, soccer balls and volleyballs under the SPALDING brand name, softballs under the DUDLEY brand name and Australian Rules football equipment under the SHERRIN brand name. Furthermore, SPALDING is the official basketball supplier for the NBA and the WNBA, the official volleyball for the NCAA and American Volleyball Association, and the official soccer ball of the Major Indoor Soccer League. Spalding's research and development efforts led to the introduction of its INFUSION line of inflatable sports balls that feature built-in MICRO-PUMP technology that allows users to inflate the product anytime, anywhere. The acquisition of Spalding is another milestone in our expansion strategy that includes a stronger focus on the athletic and outdoor markets.

         The results of Spalding's operations have been included in our consolidated financial statements since the acquisition date. At July 6, 2003, our consolidated balance sheet reflects the initial purchase price allocation of the assets acquired and liabilities assumed. We are currently in the process of obtaining third-party valuations of our intangible assets. In addition, we are in the process of resolving pre-acquisition contingencies that could result in an adjustment to the ultimate purchase price. Thus, the initial allocation of the purchase price is subject to change.

5.       RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES (SPECIAL
         CHARGES)

         In July 1998, we adopted a restructuring and reorganization program with the objectives of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. The plan originally called for the closing of a number of our worldwide facilities, which included selected manufacturing plants, distribution centers and offices; expanding production outside the United States; consolidating and downsizing the licensed products businesses; disposing of owned shopping center real estate; reorganizing the corporate structure; and other cost saving activities. The plan also called for the establishment of a dual headquarters in Atlanta, Georgia, in addition to Alexander City, Alabama. In July 2001, we announced an extension of this program to align the organization by distribution channels to provide stronger customer service, supply chain management and more cost-effective operations.

         We substantially completed our multi-year restructuring and reorganization program in 2001. There were no additional special charges incurred during the thirteen and twenty-six weeks ended July 6, 2003 and June 30, 2002.

         A summary of activity in the restructuring liability accounts follows:
         (in thousands)

                                                                                            26 Weeks Ended
                                                                                      ---------------------------
                                                                                       7/6/03             6/30/02
                                                                                      --------           --------
         Restructuring liabilities at beginning of period                             $  2,333           $ 16,139
         Payments charged to the liability accounts                                     (1,745)            (5,841)
                                                                                      --------           --------
         Restructuring liabilities at end of period                                   $    588           $ 10,298
                                                                                      ========           ========

         The remaining restructuring liabilities are made up of the following:
         (in thousands)

                                                                                                7/6/03
                                                                                               -------
         Employee terminations                                                                 $   212
         Termination of licenses and contracts                                                     271
         Exit costs related to facilities                                                          105
                                                                                               -------
                                                                                               $   588
                                                                                               =======

         At July 6, 2003, we held for sale certain closed facilities with an adjusted carrying value of approximately $11.1 million, which have been included in property, plant and equipment as part of the Domestic segment.

6.       COMMITMENTS AND CONTINGENCIES

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

         We also are a party to various other lawsuits arising out of the normal conduct of our business. We do not believe that any of these lawsuits, if adversely determined, would have a material adverse effect upon us.

7.       STOCK-BASED COMPENSATION

         On January 5, 2003, we adopted the prospective transition provisions of SFAS No. 148, which amended SFAS No. 123, Accounting and Disclosure of Stock-based Compensation. SFAS No. 148 uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $0.6 million ($0.4 million after-tax) and $0.8 million ($0.5 million after-tax) in stock-based employee compensation during the thirteen and twenty-six weeks ended July 6, 2003, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table presents a comparison of reported results versus pro forma results that assumes the fair value based method of accounting had been applied to all stock compensation awards granted.

         For purposes of calculating the pro forma amounts below, the estimated fair value of the options is determined using the Black-Scholes option valuation model and is amortized to expense over the options' vesting period. (in thousands)

                                                                            13 Weeks Ended                   26 Weeks Ended
                                                                      -------------------------        -------------------------
                                                                        7/6/03         6/30/02           7/6/03          6/30/02
                                                                      --------        ---------        ---------        ---------
         Reported net income (loss)                                   $  6,659        $  (6,142)       $  10,107        $  (3,514)

         Stock-based employee compensation, net of tax,
           assuming SFAS No. 148 was applied retroactively                (270)            (636)            (540)          (1,271)
                                                                      --------        ---------        ---------        ---------
         Pro forma net income (loss)                                  $  6,389        $  (6,778)       $   9,567        $  (4,785)

         Reported net income (loss) per share-basic                   $    .21        $    (.19)       $     .31        $    (.11)
         Pro forma net income (loss) per share-basic                  $    .20        $    (.21)       $     .30        $    (.15)
         Reported net income (loss) per share-diluted                 $    .20        $    (.19)       $     .31        $    (.11)
         Pro forma net income (loss) per share-diluted                $    .19        $    (.21)       $     .29        $    (.15)

8.       DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

         Our diluted weighted-average common shares outstanding are calculated as follows:

                                                                      13 Weeks Ended                   26 Weeks Ended
                                                                 --------------------------      ---------------------------
                                                                    7/6/03         6/30/02         7/6/03           6/30/02
                                                                 ----------      ----------      ----------       ----------
         Basic weighted-average common shares outstanding        32,345,952      32,094,798      32,281,964       32,061,037

         Net common shares on unissued restricted stock and
           issuable on exercise of dilutive stock options           480,987             --          353,845               --
                                                                 ----------      ----------      ----------       ----------
         Diluted weighted-average common shares outstanding      32,826,939      32,094,798      32,635,809       32,061,037
                                                                 ----------      ----------      ----------       ----------

         Net incremental shares issuable on the exercise of employee stock options calculated using the treasury stock method amounted to 287,944 and 154,217 for the thirteen and twenty-six weeks ended June 30, 2002, respectively. Options to purchase 1.5 million and 1.9 million shares of our common stock were excluded from the computation of diluted weighted-average common shares outstanding for the thirteen and twenty-six weeks ended July 6, 2003, respectively, because the exercise prices of these options exceeded the average market price.

9.       COMPREHENSIVE INCOME (LOSS)

         At July 6, 2003, accumulated other comprehensive income (loss) as shown in the condensed consolidated balance sheet was comprised of foreign currency translation adjustments, minimum pension liabilities and gains and losses on foreign currency forward contracts. The components of comprehensive income (loss), net of tax, for the periods indicated below are as follows: (in thousands)

                                                                        13 Weeks Ended           26 Weeks Ended
                                                                      -----------------        ------------------
                                                                      7/6/03    6/30/02         7/6/03    6/30/02
                                                                      ------    -------        -------    -------
         Net income (loss)                                            $6,659    $(6,142)       $10,107    $(3,514)
         Foreign currency translation gain (loss)                      1,460        (60)         2,458       (958)
         (Loss) gain on derivative instruments                          (447)      (453)          (770)       260
         Other                                                            --         --            236         --
                                                                      ------    -------        -------    -------
         Comprehensive income (loss)                                  $7,672    $(6,655)       $12,031    $(4,212)
                                                                      ======    =======        =======    =======

10.      SEGMENT INFORMATION

         We operate our business in two segments: Domestic and International. The Domestic segment is further aligned by distribution channel:
         Athletic, Mass Retail and Artwear/Careerwear. Athletic, Mass Retail and Artwear/Careerwear have been aggregated into the Domestic reportable segment because these business lines are similar in economic characteristics, products, production processes, type of customer, distribution method, and regulatory environment. The International business distributes our products in approximately 40 countries.

         Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (Segment Operating Income). Segment operating income as presented by us may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 4, 2003. Intersegment transfers are primarily recorded at cost.

                                                                         13 Weeks Ended July 6, 2003
                                                                               (in thousands)
                                                          -------------------------------------------------------
                                                           Domestic             International            Total
                                                          ----------            -------------          ----------
         Net sales                                        $  241,085              $  26,840            $  267,925
         Depreciation & amortization
            expense                                           10,167                    223                10,390
         Segment operating income                             20,777                    690                21,467
         Total assets                                      1,041,785                 55,707             1,097,492

                                                                        13 Weeks Ended June 30, 2002
                                                                               (in thousands)
                                                          -------------------------------------------------------
                                                           Domestic             International            Total
                                                          ----------            -------------          ----------
         Net sales                                         $ 232,649              $ 20,421             $  253,070
         Depreciation & amortization
            expense                                           11,304                   203                 11,507
         Segment operating income                             20,985                  (636)                20,349
         Total assets                                        984,405                56,724              1,041,129

                                                                        26 Weeks Ended July 6, 2003
                                                                               (in thousands)
                                                          -------------------------------------------------------
                                                           Domestic             International            Total
                                                          ----------            -------------          ----------
         Net sales                                       $   445,820               $ 50,088            $  495,908
         Depreciation & amortization
            expense                                           21,973                    401                22,374
         Segment operating income                             36,261                    295                36,556
         Total assets                                      1,041,785                 55,707             1,097,492

                                                                        26 Weeks Ended June 30, 2002
                                                                               (in thousands)
                                                          -------------------------------------------------------
                                                           Domestic             International            Total
                                                          ----------            -------------          ----------
         Net sales                                         $ 427,783              $  41,112            $  468,895
         Depreciation & amortization
            expense                                           22,943                    363                23,306
         Segment operating income                             35,175                   (516)               34,659
         Total assets                                        984,405                 56,724             1,041,129

         A reconciliation of combined segment operating income to consolidated income before income taxes is as follows: (in thousands)

                                                                           13 Weeks Ended                   26 Weeks Ended
                                                                     --------------------------        --------------------------
                                                                       7/6/03           6/30/02          7/6/03           6/30/02
                                                                     ---------        ---------        ---------        ---------
         Total segment operating income                              $  21,467        $  20,349        $  36,556        $  34,659
         Unallocated amounts:
           Corporate expenses                                           (3,284)          (2,298)          (5,644)          (5,729)
           Interest expense                                             (7,443)          (7,734)         (14,610)         (14,428)
           Debt retirement charge                                           --          (20,097)              --          (20,097)
                                                                     ---------        ---------        ---------        ---------
         Consolidated income (loss) before income taxes              $  10,740        $  (9,780)       $  16,302        $  (5,595)
                                                                     =========        =========        =========        =========

         NET SALES BY DISTRIBUTION CHANNEL
         (in thousands)

                                                                   13 Weeks Ended                 26 Weeks Ended
                                                             -------------------------       -------------------------
                                                               7/6/03         6/30/02          7/6/03         6/30/02
                                                             ---------       ---------       ---------       ---------
         Domestic Athletic                                   $  79,152       $  60,596       $ 156,696       $ 119,653
         Domestic Mass Retail                                   62,235          58,867         110,768         101,230
         Domestic Artwear/Careerwear                            99,698         113,186         178,356         206,900
         International                                          26,840          20,421          50,088          41,112
                                                             ---------       ---------       ---------       ---------
         Consolidated Total                                  $ 267,925       $ 253,070       $ 495,908       $ 468,895
                                                             =========       =========       =========       =========

11.      NEW ACCOUNTING PRONOUNCEMENT

         In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as "variable interest entities". A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity's activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or
         (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. FIN46 does not require consolidation by transferors to qualifying special purpose entities. FIN 46 applies to the first interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. We have not yet completed our analysis of whether any of our equity investees meet the definition of a variable interest entity or whether we will be required to consolidate any of them.

12.      CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

JULY 6, 2003
(In thousands)                                                      Subsidiary    Non-Guarantor
(unaudited)                                         Parent          Guarantors     Subsidiaries      Eliminations     Consolidated
                                                  ----------        ----------    -------------      ------------     ------------
ASSETS
Current assets:
   Cash                                           $      321        $   3,290       $   4,334        $        --        $    7,945

   Accounts receivables, net                          18,978          172,375          26,169                 --           217,522

   Inventories                                       320,419           47,048          35,758                 --           403,225

   Prepaid expenses & other current
      assets                                          11,445            1,295           3,288                 --            16,028
                                                  ----------        ---------       ---------        -----------        ----------
Total current assets                                 351,163          224,008          69,549                 --           644,720

Property, plant & equipment, net                     221,586           69,180          24,965                 --           315,731

Investment in subsidiaries                           873,343              195              --           (873,538)               --

Intercompany balances                               (517,104)         539,692         (22,588)                --                --

Other assets                                         110,581           25,964             496                 --           137,041
                                                  ----------        ---------       ---------        -----------        ----------
                                                  $1,039,569        $ 859,039       $  72,422        $  (873,538)       $1,097,492
                                                  ==========        =========       =========        ===========        ==========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $   70,588        $   9,042       $   6,518        $        --        $   86,148

   Accrued expenses                                   45,614           17,977           9,113                 --            72,704

   Short-term debt                                        --               --           6,289                 --             6,289

   Current maturities of long-term debt                5,000               --              --                 --             5,000
                                                  ----------        ---------       ---------        -----------        ----------
Total current liabilities                            121,202           27,019          21,920
                                                                                                              --           170,141

Long-term debt, less current maturities              380,747               --              --                 --           380,747

Deferred liabilities                                  57,158            5,634           3,350                 --            66,142

Stockholders' equity                                 480,462          826,386          47,152           (873,538)          480,462
                                                  ----------        ---------       ---------        -----------        ----------
                                                  $1,039,569        $ 859,039       $  72,422        $  (873,538)       $1,097,492
                                                  ==========        =========       =========        ===========        ==========

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED JUNE 30, 2002
(In thousands)                                                       Subsidiary    Non-Guarantor
(unaudited)                                           Parent         Guarantors     Subsidiaries      Eliminations     Consolidated
                                                    ---------        ----------    -------------      ------------     ------------
Net sales                                           $ 173,803        $  59,466        $  32,605        $  (12,804)       $ 253,070

Cost of goods sold                                    133,217           38,649           26,950           (11,842)         186,974
                                                    =========        =========        =========        ==========        =========
   Gross profit                                        40,586           20,817            5,655              (962)          66,096
Selling, general & administrative
  expenses                                             31,159           14,539            6,188            (1,094)          50,792

Other expense (income) - net                           28,905          (31,339)            (445)              132           (2,747)
                                                    =========        =========        =========        ==========        =========
   Operating (loss) income                            (19,478)          37,617              (88)               --           18,051

Interest expense (income) - net                        16,400           (8,731)              65                --            7,734
Debt retirement charge                                 20,097               --               --                --           20,097
                                                    ---------        ---------        ---------        ----------        ---------
    (Loss) income before income taxes
       and equity in earnings of
       consolidated subsidiaries                      (55,975)          46,348             (153)               --           (9,780)

(Benefit) provision for income taxes                  (20,291)          16,626               27                --           (3,638)
Equity in earnings of consolidated
  subsidiaries, net of income taxes                    29,542               --               --           (29,542)              --
                                                    ---------        ---------        ---------        ----------        ---------
    Net (loss) income                               $  (6,142)       $  29,722        $    (180)       $  (29,542)       $  (6,142)
                                                    =========        =========        =========        ==========        =========

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE 13 WEEKS ENDED JULY 6, 2003
(In thousands)                                                       Subsidiary    Non-Guarantor
(unaudited)                                           Parent         Guarantors     Subsidiaries      Eliminations     Consolidated
                                                    ---------        ----------    -------------      ------------     ------------
Net sales                                           $ 204,514        $  38,995        $  40,006       $  (15,590)       $ 267,925
Cost of goods sold                                    143,049           30,092           32,807          (15,409)         190,539
                                                    ---------        ---------        ---------        ----------        ---------
   Gross profit                                        61,465            8,903            7,199             (181)          77,386
Selling, general & administrative
  expenses                                             37,573           14,819            6,107               --           58,499
Other expense (income) - net                           19,003          (18,625)             507             (181)             704
                                                    ---------        ---------        ---------        ----------        ---------
   Operating income (loss)                              4,889           12,709              585               --           18,183
Interest expense (income) - net                        14,509           (7,086)              20               --            7,443
Debt retirement charge                                     --               --               --               --               --
                                                    ---------        ---------        ---------        ----------        ---------
    (Loss) income before income taxes
       and equity in earnings of
       consolidated subsidiaries                       (9,620)          19,795              565               --           10,740
(Benefit) provision for income taxes                   (5,141)           9,032              190               --            4,081
Equity in earnings of consolidated
  subsidiaries, net of income taxes                    11,138               --               --          (11,138)              --
                                                    ---------        ---------        ---------        ----------        ---------
    Net income (loss)                               $   6,659        $  10,763        $     375       $  (11,138)        $  6,659
                                                    =========        =========        =========        ==========        =========

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED JUNE 30, 2002
(In thousands)                                                       Subsidiary    Non-Guarantor
(unaudited)                                           Parent         Guarantors     Subsidiaries      Eliminations     Consolidated
                                                    ---------        ----------    -------------      ------------     ------------
Net sales                                           $ 320,278        $ 108,135        $  64,317        $  (23,835)       $ 468,895

Cost of goods sold                                    238,461           74,687           51,405           (21,590)         342,963
                                                    ---------        ---------        ---------        ----------        ---------
   Gross profit                                        81,817           33,448           12,912            (2,245)         125,932
Selling, general & administrative
  expenses                                             60,622           29,212           12,128            (2,202)          99,760

Other expense (income) - net                           56,210          (58,623)            (302)              (43)          (2,758)
                                                    ---------        ---------        ---------        ----------        ---------
   Operating (loss) income                            (35,015)          62,859            1,086                --           28,930

Interest expense (income) - net                        31,070          (16.676)              34                --           14,428
Debt retirement charge                                 20,097               --               --                --           20,097
                                                    ---------        ---------        ---------        ----------        ---------
    (Loss) income before income taxes
       and equity in earnings of
       consolidated subsidiaries                      (86,182)          79,535            1,052                --           (5,595)

(Benefit) provision for income taxes                  (30,982)          28,323              578                --           (2,081)
Equity in earnings of consolidated
  subsidiaries, net of income taxes                    51,686               --               --           (51,686)              --
                                                    ---------        ---------        ---------        ----------        ---------
    Net (loss) income                               $  (3,514)       $  51,212        $     474        $  (51,686)       $  (3,514)
                                                    =========        =========        =========        ==========        =========

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

FOR THE 26 WEEKS ENDED JULY 6, 2003
(In thousands)                                                       Subsidiary    Non-Guarantor
(unaudited)                                           Parent         Guarantors     Subsidiaries      Eliminations     Consolidated
                                                    ---------        ----------    -------------      ------------     ------------
Net sales                                           $ 380,216        $  68,356        $  74,975        $  (27,639)       $ 495,908
Cost of goods sold                                    270,058           51,625           61,373           (27,356)         355,700
                                                    ---------        ---------        ---------        ----------        ---------
   Gross profit                                       110,158           16,731           13,602              (283)         140,208
Selling, general & administrative
  expenses                                             67,821           28,126           11,930                --          107,877
Other expense (income) - net                           47,196          (46,054)             560              (283)           1,419
                                                    ---------        ---------        ---------        ----------        ---------
   Operating (loss) income                             (4,859)          34,659            1,112                --           30,912
Interest expense (income) - net                        28,262          (13,636)             (16)               --           14,610
Debt retirement charge                                     --               --               --                --               --
                                                    ---------        ---------        ---------        ----------        ---------
    (Loss) income before income taxes
      and equity in earnings of
      consolidated subsidiaries                       (33,121)          48,295            1,128                --           16,302
(Benefit) provision for income taxes                  (14,472)          20,299              368                --            6,195
Equity in earnings of consolidated
  subsidiaries, net of income taxes                    28,756               --               --           (28,756)              --
                                                    ---------        ---------        ---------        ----------        ---------
    Net income (loss)                               $  10,107        $  27,996        $     760        $  (28,756)       $  10,107
                                                    =========        =========        =========        ==========        =========

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JUNE 30, 2002
(In thousands)                                                       Subsidiary    Non-Guarantor
(unaudited)                                           Parent         Guarantors     Subsidiaries      Eliminations     Consolidated
                                                    ---------        ----------    -------------      ------------     ------------
OPERATING ACTIVITIES
Net cash provided by (used in)
  operating activities                              $   4,204        $   1,849        $     678        $      --       $   6,731

INVESTING ACTIVITIES

Purchases of property, plant & equipment               (6,793)            (558)            (302)              --          (7,653)
Investment in and advances to
  subsidiaries                                           (172)           3,760           (3,588)              --              --
Proceeds from the sale of property,
  plant & equipment                                     7,053               --               --               --           7,053
Cash paid for acquisitions, joint
  ventures and other                                       --               --               --               --              --

Other                                                     450               --               --               --             450
                                                    ---------        ---------        ---------        ---------       ---------
Net cash provided by (used in)
  investing activities                                    538            3,202           (3,890)              --            (150)

FINANCING ACTIVITIES
Borrowings (payments) on credit
  facility - net                                       33,993               --               --               --          33,993

(Payments) borrowings on short-term debt                   --               --              424               --             424

Payments on notes payable, including
  prepayment penalties                               (270,371)              --               --               --        (270,371)

Proceeds from issuance of bonds                       250,000               --               --               --         250,000

Debt issuance & amendment costs paid                  (18,001)              --               --               --         (18,001)

Dividends on common stock                              (2,564)              --               --               --          (2,564)

Treasury stock reissued                                 1,799               --               --               --           1,799
                                                    ---------        ---------        ---------        ---------       ---------
Net cash provided by (used in) financing
   activities                                          (5,144)              --              424               --          (4,720)

Effect of exchange rate changes on cash                    --               --             (952)              --            (952)
                                                    ---------        ---------        ---------        ---------       ---------
Net (decrease) increase in cash                          (402)           5,051           (3,740)              --             909

Cash balance at beginning of period                     3,277           (1,583)           4,188               --           5,882
                                                    ---------        ---------        ---------        ---------       ---------
Cash balance at end of period                       $   2,875        $   3,468        $     448        $      --       $   6,791
                                                    =========        =========        =========        =========       =========

RUSSELL CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE 26 WEEKS ENDED JULY 6, 2003
(In thousands)                                                       Subsidiary    Non-Guarantor
(unaudited)                                           Parent         Guarantors     Subsidiaries      Eliminations     Consolidated
                                                    ---------        ----------    -------------      ------------     ------------
OPERATING ACTIVITIES
Net cash (used in) provided by operating
   activities                                       $ (83,922)       $    (542)       $  (6,566)           $  --       $ (91,030)

INVESTING ACTIVITIES
Purchases of property, plant and equipment             (9,694)          (4,095)            (679)              --         (14,468)
Investment in and advances to subsidiaries               (134)          (2,178)           2,312               --              --
Proceeds from sales of property, plant and
   equipment                                            7,330            2,003               30               --           9,363
Cash paid for acquisitions, joint ventures and other  (80,137)              --               --               --         (80,137)
Other                                                     378               --               --               --             378
                                                    ---------        ---------        ---------           ------       ---------
Net cash provided by (used in) investing
   activities                                         (82,257)          (4,270)           1,663               --         (84,864)

FINANCING ACTIVITIES
Borrowings (payments) on credit facility - net        115,747               --               --               --         115,747
(Payments) borrowings on short-term debt                   --               --           (1,302)              --          (1,302)
Payments on notes payable, including prepayment
    penalties                                              --               --               --               --              --
Proceeds from issuance of bonds                            --               --               --               --              --
Debt issuance & amendment costs paid                     (468)              --               --               --            (468)
Dividends on common stock                              (2,578)              --               --               --          (2,578)
Treasury stock reissued                                 2,844               --               --               --           2,844
                                                    ---------        ---------        ---------           ------       ---------
Net cash provided by (used in) financing
   activities                                         115,545               --           (1,302)              --         114,243

Effect of exchange rate changes on cash                    --               --              977               --             977
                                                    ---------        ---------        ---------           ------       ---------

Net (decrease) increase in cash                       (50,634)          (4,812)          (5,228)              --         (60,674)
Cash balance at beginning of period                    50,955            8,102            9,562               --          68,619
                                                    ---------        ---------        ---------           ------       ---------
Cash balance at end of period                       $     321        $   3,290        $   4,334           $   --       $   7,945
                                                    =========        =========        =========           ======       =========

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

Our product mix affects our overall gross profit margin. Additionally, plant utilization levels are important to our profitability because a substantial portion of our total production cost is fixed. The cost of yarn and polyester are significant components of our cost of goods sold. As a result of our restructuring and reorganization program, in 2002 we began purchasing all of our yarn from Frontier Yarns, Frontier Spinning Mills, Inc. and other third-party suppliers. Yarn prices fluctuate principally as a result of supply and demand in the yarn and raw cotton markets. Furthermore, fluctuations in petroleum prices can influence the prices of chemicals, dyestuffs and polyester yarn. Accordingly, we adjust the timing and size of raw material purchases when necessary to minimize the impact of these market forces.

The following statements of operations are for the thirteen and twenty-six weeks ended July 6, 2003 and June 30, 2002.

                                                        13 Weeks Ended                                 26 Weeks Ended
                                           -----------------------------------------      ----------------------------------------
                                                July 6,                 June 30,               July 6,                June 30,
                                                  2003                    2002                   2003                    2002
                                           -----------------       -----------------      -----------------      -----------------
(In millions)
Net sales                                  $ 267.9     100.0%      $ 253.1     100.0%     $ 495.9     100.0%     $ 468.9     100.0%

Cost of goods sold                           190.5      71.1%        187.0      73.9%       355.7      71.7%       343.0      73.1%
                                           -------     -----       -------     -----      -------     -----      -------     -----
Gross profit                                  77.4      28.9%         66.1      26.1%       140.2      28.3%       125.9      26.9%
Selling, general and administrative
  expense (SG&A)                              58.5      21.8%         50.8      20.1%       107.9      21.8%        99.8      21.3%

Other expense (income)-net                     0.7       0.3%         (2.8)     (1.1)%        1.4        .3%        (2.8)     (0.6)%
                                           -------     -----       -------     -----      -------     -----      -------     -----
Operating income                              18.2       6.8%         18.1       7.1%        30.9       6.2%        28.9       6.2%
Interest expense                               7.4       2.8%          7.7       3.0%        14.6       2.9%        14.4       3.1%

Debt retirement charge                          --        --%         20.1       7.9%          --        --%        20.1       4.3%
                                           -------     -----       -------     -----      -------     -----      -------     -----
Income (loss) before taxes                    10.8       4.0%         (9.7)     (3.8)%       16.3       3.3%        (5.6)     (1.2)%
Provision (benefit) for income taxes           4.1       1.5%         (3.6)     (1.4)%        6.2       1.3%        (2.1)     (0.4)%
                                           -------     -----       -------     -----      -------     -----      -------     -----
Net income (loss)                          $   6.7       2.5%      $  (6.1)     (2.4)%     $ 10.1       2.0%     $  (3.5)     (0.8)%
                                           =======     =====       =======     =====      =======     =====      =======     =====

Thirteen Weeks Ended July 6, 2003 Compared To June 30, 2002.

NET SALES. Net sales for the 2003-second quarter were $267.9 million, an increase of $14.8 million, or 5.9%, from last year's second quarter sales of $253.1 million.

The breakdown of net sales follows: (in thousands)

                                                                                     7/6/03         6/30/02
                                                                                   ---------       ---------
         NET SALES BY DISTRIBUTION CHANNEL
         Domestic Athletic  (1)                                                    $  79,152       $  60,596
         Domestic Mass Retail                                                         62,235          58,867
         Domestic Artwear/Careerwear                                                  99,698         113,186
         International                                                                26,840          20,421
                                                                                   ---------       ---------
              Consolidated total                                                   $ 267,925       $ 253,070
                                                                                   =========       =========

(1) This distribution channel includes Russell Athletic, Spalding, Bike and Moving Comfort.

For the 2003-second quarter, net sales in our Domestic segment totaled $241.1 million, an increase of $8.4 million, or 3.6%, from the comparable period last year. This increase was driven by our acquisitions of Spalding, Bike and Moving Comfort plus higher retail sales of our RUSSELL ATHLETIC, MOSSY OAK and JERZEES branded products. These increases were partially offset by lower net sales in the Artwear/Careerwear channel, reflecting continued industry-wide lower prices, primarily in the promotional T-shirt market, and reduced corporate purchasing of higher priced products, such as sports shirts, denims and wovens.

Our Domestic segment is further aligned by distribution channels: Athletic, Mass Retail and Artwear/Careerwear.

- Net sales in our Athletic channel increased $18.5 million, or 30.6%, to $79.2 million. The increase in net sales was driven by both new sales from our acquisitions of Spalding, Bike and Moving Comfort plus higher retail sales of our RUSSELL ATHLETIC branded products in the department stores, sports-specialty stores and college bookstores. Of the total $18.5 million increase in net sales, approximately 20.5%, or $3.8 million, was attributable to the higher retail sales of our RUSSELL ATHLETIC branded products and 79.5%, or $14.7 million, of the increase was attributable to our acquisitions of Spalding, Bike and Moving Comfort.

         Net sales from our acquisitions include athletic equipment, team uniforms and apparel products. Purchased on May 16, 2003, Spalding is a leading producer and marketer of basketballs, footballs, soccer balls and volleyballs under the SPALDING brand name, softballs under the DUDLEY brand name and Australian Rules football equipment under the SHERRIN brand name. Bike was acquired in the first quarter of fiscal 2003 and its products include athletic supporters, knee and elbow pads, braces, protective equipment, team uniforms, and performance apparel. We purchased Moving Comfort in the third quarter of fiscal 2002 and their products include performance sports underwear, shorts, pants, tops, and outerwear that support the slogan, "A FIT WOMAN IS A POWERFUL WOMAN".

- Net sales in our Mass Retail channel increased $3.4 million, or 5.7%, to $62.2 million, while overall dozens shipped were up 8.3% from last year's second quarter. The increases in sales and dozens shipped were due to increased sales of our MOSSY OAK and JERZEES branded products. The increases in sales and dozens shipped were somewhat offset by lower pricing and, to a lesser extent, by lower sales to Kmart.

- Net sales in our Artwear/Careerwear channel decreased $13.5 million, or 11.9%, to $99.7 million, while dozens shipped to the distributor market were up 1.1% from last year's second quarter. The decrease in sales and the increase in dozens shipped reflect a shift in sales mix toward lower-priced promotional products such as t-shirts, coupled with industry-wide lower prices, primarily in the promotional categories, and reduced corporate purchasing of our higher priced products, such as sports shirts, denims and wovens.

Our International segment net sales for the 2003-second quarter were $26.8 million, an increase of 31.4%, or $6.4 million, while overall dozens shipped increased 9.1% from the prior period. The increase in net sales and dozens shipped for the segment primarily reflects higher sales in Canada and Europe coupled with the positive effects of foreign currency translation due to the strengthening of European currencies versus the U.S. dollar.

GROSS PROFIT AND GROSS MARGIN. Our gross profit was $77.4 million, or a 28.9% gross margin, for the 2003-second quarter versus a gross profit of $66.1 million, or a 26.1% gross margin, in the prior year. Gross profit improved in the 2003-second quarter versus the year-ago quarter. In the 2002-second quarter, we recognized additional inventory reserves associated with the reconfiguration of the Russell Athletic distribution center. In addition, the 2003-second quarter was favorably impacted by the acquisitions of Spalding, Bike and Moving Comfort along with on-going cost savings initiatives. These positive impacts in 2003 versus 2002 were partially offset by pricing pressures primarily in the Artwear/Careerwear channel, higher raw material costs for cotton and polyester, higher insurance costs, higher natural gas prices, and additional costs for new product features.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). Our SG&A expenses were $58.5 million, or 21.8% of net sales, versus $50.8 million, or 20.1% of net sales in the comparable period last year. SG&A expenses in the 2003-second quarter increased $7.7 million over the year-ago quarter principally as a result of the incremental expenses from our acquisitions (Spalding, Bike and Moving Comfort) and to a lesser extent, higher marketing expenses. In addition, the adoption of SFAS No. 148, which amended SFAS No. 123 resulted in stock compensation expense of approximately $0.6 million during the 2003-second quarter.

OTHER-NET. Other-net was an expense of ($0.7) million in the 2003-second quarter versus income of $2.8 million in the 2002-second quarter. The increase in other income during 2002-second quarter was primarily due to $2.5 million of gains on the sale of non-core assets.

OPERATING INCOME. Our consolidated operating income in the 2003-second quarter was $18.2 million, or 6.8% of net sales, versus $18.1 million, or 7.1% of net sales, in the 2002-second quarter, which included a gain of $2.5 million associated with the sale of non-core assets. Higher sales volumes and improved gross margins offset the additional SG&A expenses incurred to support the higher level of net sales and the incremental expenses associated with our acquisitions.

In the 2003 second quarter, our Domestic segment operating income was $20.8 million, or 8.6% of the segment's net sales, versus $21.0 million or 9.0% of the segment's net sales, in the 2002-second quarter, which included a gain of $2.5 million associated with the sale of non-core assets. The decrease of ($0.2) million in operating income for the segment was primarily attributable to the SG&A factors described above partially offset by the benefits from higher sales volumes in our Athletic and Mass Retail channels, our acquisitions, and the other factors described above in the gross profit section of this quarterly report.

In the 2003-second quarter, our International segment operating income was a profit of $0.7 million versus a loss of ($0.6) million in the prior year. The increase of $1.3 million in operating income for the segment primarily reflects higher sales in Canada and Europe coupled with the positive effects of foreign currency translation.

Twenty-six weeks ended July 6, 2003 compared to June 30, 2002.

NET SALES. Net sales for the twenty-six weeks ended July 6, 2003 were $495.9 million, an increase of $27.0 million, or 5.8%, from $468.9 million in the comparable prior year period.

The breakdown of net sales follows: (in thousands)

                                                              26 WEEKS ENDED
                                                          7/6/03         6/30/02
                                                        ---------       ---------
         NET SALES BY DISTRIBUTION CHANNEL
         Domestic Athletic  (2)                         $ 156,696       $ 119,653
         Domestic Mass Retail                             110,768         101,230
         Domestic Artwear/Careerwear                      178,356         206,900
         International                                     50,088          41,112
                                                        ---------       ---------
              Consolidated total                        $ 495,908       $ 468,895
                                                        =========       =========

         (2) This distribution channel includes Russell Athletic, Spalding, Bike and Moving Comfort.

For the twenty-six weeks ended July 6, 2003, net sales in our Domestic segment totaled $445.8 million, an increase of 4.2%, or $18.0 million, over the 2002 comparable period. This increase was driven by higher retail sales of RUSSELL ATHLETIC, JERZEES, MOSSY OAK, and DISCUS branded products and the additional sales from our acquisitions of Spalding, Bike and Moving Comfort. These increases were partially offset by lower net sales in the Artwear/Careerwear channel, reflecting continued industry-wide lower prices, primarily in the promotional T-shirt market, and reduced corporate purchasing of higher priced products, such as sports shirts, denims and wovens.

Within our Domestic segment for the twenty-six weeks ended July 6, 2003:

- Net sales in our Athletic channel increased $37.0 million, or 31.0%, to $156.7 million. The increase in net sales was driven by both new sales from our acquisitions of Spalding, Bike and Moving Comfort plus higher retail sales of our RUSSELL ATHLETIC branded products in the department stores, sports-specialty stores and college bookstores. Of the total $37.0 million increase in net sales, approximately 40.0%, or $14.8 million, was attributable to the higher retail sales of our RUSSELL ATHLETIC branded products and 60.0%, or $22.2 million, of the increase was attributable to our acquisitions of Spalding, Bike and Moving Comfort.

- Net sales in our Mass Retail channel increased $9.5 million, or 9.4%, to $110.8 million, while overall dozens shipped were up 6.6% from the comparable year-ago period. The increases in sales and dozens shipped were due to a better product mix and increased sales of our JERZEES and MOSSY OAK branded products. The increases in sales and dozens shipped were somewhat offset by lower pricing and, to a lesser extent, by lower sales to Kmart.

- Net sales in our Artwear/Careerwear channel decreased $28.5 million, or 13.8%, to $178.4 million, while dozens shipped to the distributor market were up 1.6% from the comparable year-ago period. The decrease in sales and the increase in dozens shipped reflect a shift in sales mix toward lower-priced promotional products such as t-shirts, coupled with industry-wide lower prices, primarily in the promotional categories, and reduced corporate purchasing of our higher priced products, such as sports shirts, denims and wovens.

In our International segment, net sales for the twenty-six weeks ended July 6, 2003 were $50.1 million, an increase of 21.8%, or $9.0 million, while overall dozens shipped increased 3.6% from the comparable year-ago period. The increase in net sales and dozens shipped for the segment primarily reflects higher sales in Canada and Europe coupled with the positive effects of foreign currency translation.

GROSS PROFIT AND GROSS MARGIN. Our gross profit was $140.2 million, or a 28.3% gross margin, for the twenty-six weeks ended July 6, 2003 versus a gross profit of $125.9 million, or a 26.9% gross margin, in the comparable year-ago period. During the twenty-six weeks ended July 6, 2003, gross profit improved over the comparable year-ago period. In the twenty-six weeks ended June 30, 2002, we recognized additional inventory reserves associated with the reconfiguration of our Russell Athletic distribution center. In addition, the 2003-second quarter was favorably impacted by the acquisitions of Spalding, Bike and Moving Comfort along with on-going cost savings initiatives. However, these positive impacts were partially offset by pricing pressures in the Artwear/Careerwear channel, higher raw material costs for cotton and polyester, higher insurance costs, higher natural gas prices, and additional costs for new product features.

SELLING, GENERAL AND ADMINISTRATIVE EXPENSES ("SG&A"). Our SG&A expenses were $107.9 million, or 21.8% of net sales, versus $99.8 million, or 21.3% of net sales in the comparable period last year. SG&A expenses in the twenty-six weeks ended July 6, 2003 increased $8.1 million over the year-ago period principally as a result of the incremental expenses from our acquisitions (Spalding, Bike and Moving Comfort) and to a lesser extent, higher marketing expenses. In addition, the adoption of SFAS No. 148, which amended SFAS No. 123, resulted in stock compensation expense of approximately $0.8 million. These increases were partially offset by lower general and administrative costs mainly in our Artwear/Careerwear business.

OTHER-NET. Other-net was an expense of ($1.4) million in the twenty-six weeks ended July 6, 2003 versus income of $2.8 million in the comparable period last year. The increase in other income during the twenty-six week period of fiscal 2002 was primarily due to $2.5 million of gains on the sale of non-core assets.

OPERATING INCOME. Our consolidated operating income in the twenty-six weeks ended July 6, 2003 was $30.9 million, or 6.2% of net sales, versus $28.9 million, or 6.2% of net sales, in the twenty-six week period of fiscal 2002, which included a gain of $2.5 million associated with the sale of non-core assets. The increase of $2.0 million reflects the benefits of our higher sales volumes and improved gross margins which more than offset the higher SG&A expenses incurred to support the higher level of net sales and the incremental expenses associated with our acquisitions.

In the twenty-six weeks ended July 6, 2003, our Domestic segment operating income was $36.3 million, or 8.1% of the segment's net sales, versus $35.2 million or 8.2% of the segment's net sales, in the twenty-six week period of fiscal 2002, which included a gain of $2.5 million associated with the sale of non-core assets. The increase of $1.1 million in operating income for the segment was primarily attributable to the benefits from higher sales volumes in our Athletic and Mass Retail channels, our acquisitions, and the other factors described above in the gross profit and SG&A sections of this quarterly report.

In the twenty-six weeks ended July 6, 2003, our International segment operating income was a profit of $0.3 million versus a loss of $0.5 million in the twenty-six week period of fiscal 2002. The increase of $0.8 million in operating income for the segment primarily reflects higher sales in Canada and Europe coupled with the positive effects of foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

Our total debt to capitalization ratio improved 1.3 percentage points, declining to 44.9% at July 6, 2003, versus 46.2% at June 30, 2002. The improvement was primarily attributable to our strategic initiative to reduce our investment in working capital. Our debt is only $6.3 million higher at July 6, 2003 versus June 30, 2002, despite an investment of $80.1 million in acquisitions in 2003. Excluding inventories from acquisitions, inventories were $379.0 million at July 6, 2003, a decrease of 2.0%, or $7.7 million from June 30, 2002.

We believe that adjusted EBITDA, which we define as net income before interest, income taxes, depreciation, amortization, and debt retirement charge is a useful measure of a company's ability to service its debt. Adjusted EBITDA for the twenty-six weeks ended July 6, 2003 was $53.3 million versus $52.2 million in the comparable period last year. Adjusted EBITDA is a non-GAAP financial measure that does not represent net income, as defined by accounting principles generally accepted in the United States. Adjusted EBITDA should not be considered as a substitute for net income, or as an indicator of operating performance or whether cash flows will be sufficient to fund cash needs.

Below is a reconciliation of Adjusted EBITDA to net income:

                                                                           26 Weeks Ended
                                                                           (in thousands)
                                                                    ----------------------------
                                                                      7/6/03             6/30/02
                                                                    ---------           --------
         Adjusted EBITDA                                           $  53,286            $ 52,236
         Depreciation and amortization                               (22,374)            (23,306)
         Taxes                                                        (6,195)               2,081
         Interest                                                    (14,610)            (14,428)
         Debt retirement charge                                           --             (20,097)
                                                                   ---------            --------
         Net income (loss)                                         $  10,107            $ (3,514)
                                                                   =========            ========


Cash From Operating Activities

Our operations used $91.0 million of cash during the first half of 2003, versus providing $6.7 million during the same period in 2002. Due to the seasonality of our business, we build inventory levels in the first half of the year. Our inventory build was greater in the first half of 2003 than in 2002 primarily due to higher inventory levels in December 2001 versus December 2002. Excluding inventories from acquisitions, from June 30, 2002 to July 6, 2003, inventories decreased 2.0%, or $7.7 million, to $379.0 million.

The increase in accounts receivable from January 4, 2003 to July 6, 2003, was greater than the increase in accounts receivable from December 29, 2001 to June 30, 2002, as a result of incremental sales from our acquisitions; slower customer pay due to the economic environment; and our higher accounts receivable levels in December 2001.

The decrease in accounts payable and accrued expenses was greater in the first half of 2003 versus 2002 as a result of the payout of year-end employee performance and customer incentive accruals that were substantially higher at December 2002 than at December 2001.

Our business is seasonal and our cash flows from operations are ordinarily higher in the second half of the year.

Cash From Investing Activities

Net cash used in investing activities was $84.9 million in the first half of 2003 versus $0.2 million in the prior year period. Our investing activities in the 2003 first half consisted primarily of capital expenditures of $14.5 million and the acquisitions of Spalding and Bike for $80.1 million, less $9.4 million of proceeds from the sale of non-core assets. In the first half of 2002, our investing activities primarily consisted of capital expenditures of $7.7 million, less $7.1 million of proceeds from the sale of property, plant and equipment.

For fiscal 2003, we are forecasting capital expenditures to be approximately $40 million to $45 million. The majority of planned fiscal 2003 capital expenditures are to further enhance our manufacturing and distribution capabilities and our information systems.

Cash From Financing Activities

We paid $2.6 million in dividends ($.08 per share) during the first half of 2003.

On April 18, 2002, we completed our debt refinancing. Refer to Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 4, 2003 for more information.

On July 6, 2003, our debt facilities and outstanding debt obligations included:

-        $320 million in Senior Secured Credit Facilities (the "Facilities").
         The Facilities include a $300 million Senior Secured Revolving Credit Facility (the "Revolver") due April 2007, of which $115.7 million was outstanding, and $20 million outstanding under our Senior Secured Term Loan (the "Term Loan") due ratably through April 2007; and

-        $250 million in 9.25% Senior Unsecured Notes (the "Senior Notes") due
         2010.

On March 11, 2003, we amended the Facilities to, among other things, provide for an additional lower pricing tier. The amendment also: (1) lessens some of the restrictions on our ability to make acquisitions, (2) permits us to make additional investments and guarantees, and (3) allows us to repurchase a portion of our Senior Notes and capital stock, subject to annual limitations.

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

For the second quarter of 2003, variable interest on the Revolver was either LIBOR plus 1.75% or Base Rate plus 0.25% and on the Term Loan was either LIBOR plus 2.25% or Base Rate plus 0.75% with an annual commitment fee on the unused portion of the Facilities of 0.375%. These terms will continue to be in effect through the third quarter of 2003.

Adequacy of Borrowing Capacity

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of July 6, 2003, we had $105.7 million of availability under our Revolver. We also had $7.9 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business, satisfy our working capital and capital expenditure requirements and meet our foreseeable liquidity requirements, including debt service on our Facilities.

Contingencies

For information concerning our ongoing litigation, see Note 6 to the Condensed Consolidated Financial Statements.

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

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at July 6, 2003. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

INTEREST RATE AND DEBT SENSITIVITY ANALYSIS. At July 6, 2003, our outstanding debt totaled $392.0 million, which consisted of fixed-rate debt of $250.0 million and variable-rate debt of $142.0 million. Based on our average outstanding borrowings under our variable-rate debt for the twenty-six weeks ended July 6, 2003, a one-percentage point increase in interest rates would have negatively impacted our first half pre-tax earnings and cash flows by approximately $0.3 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at July 6, 2003 by approximately $6.3 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

CURRENCY EXCHANGE RATE SENSITIVITY. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Euro, British pound sterling and Mexican peso. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At July 6, 2003, we had a $3.1 million liability associated with these foreign currency forward contracts. A ten percent adverse change in the foreign currency spot rates would increase our foreign currency forward contract liability held at July 6, 2003 by $5.4 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

COMMODITY PRICE SENSITIVITY. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to the economic climate or other unforeseen circumstances. We are purchasing yarn primarily from Frontier Yarns, LLC, Frontier Spinning Mills, Inc. and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We do not have any outstanding commodity futures contracts at July 6, 2003.

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

Such forward-looking statements are subject to risks and uncertainties that could cause our actual results and performance to differ materially from those expressed in, or implied by, such forward-looking statements, including, but not limited to, risks related to: (a) the seasonal nature of our business; (b) the Moving Comfort, Bike Athletic and Spalding acquisitions and our overall acquisition strategy; (c) our ability to realize the savings and efficiencies contemplated by our multi-year restructuring and reorganization plan; (d) dependence on third parties for production of yarn and manufacture of our products; (e) the effects of lawsuits; (f) the accounting for stock-based compensation; (g) significant competitive activity, including, but not limited to, pricing and the similarity of some of our products with those of our competitors; (h) introduction of new products and our overall product mix; (i) our efficient utilization of production facilities; (j) raw material price volatility; (k) the impact of economic conditions in the markets where we operate, such as changes in interest rates, currency exchange rates, inflation rates, and other external factors over which we have no control; (l) the cost of insuring our business; (m) the collectibility of receivables from our customers;
(n) the ability to effect our cost savings initiatives; (o) our management of inventory levels and working capital; (p) our debt structure and cash management; (q) the success of our marketing and advertising programs; (r) our investments in capital expenditures; (s) our reliance on third party licenses for a portion of our sales; (t) the team uniform business; and (u) other risk factors listed from time to time in our SEC reports and announcements . The risks listed above are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Please see our update under the "Liquidity and Capital Resources" section of Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the fiscal period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

Contingencies

For information concerning our ongoing litigation, see Note 6 to the Condensed Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION

As previously disclosed, we hold licenses to sell Major League Baseball ("MLB") products using certain MLB logos, trademarks, and copyrights, and are one of two official uniform suppliers to MLB. Earlier this year our MLB licenses were renewed through December 31, 2004. Subsequently, MLB requested bids on an exclusive five-year agreement for the 2005-2009 calendar years from us and several of our competitors. We submitted a bid of more than $125 million as our minimum guarantees over the five-year period, which included substantial increases in our minimum royalty payments, significant increases in our marketing and media commitments promoting MLB and the 30 MLB clubs, and the supply of free product to the 30 MLB clubs.

On August 4, 2003, MLB informed us that they had awarded the licenses for 2005-2009 to another uniform supplier on an exclusive basis. We expect the loss of our current MLB licenses to have minimal impact on our future earnings since it represents less than 2.0% of our net sales. Although we are disappointed at not being awarded the 2005-2009 licenses, we will continue providing MLB licensed products and uniforms through December 31, 2004.

The MLB licenses are unrelated to our status as the official uniform supplier to the U.S. Olympic baseball team and Little League Baseball and as an official uniform supplier to Minor League Baseball. We have every expectation of continuing our position as a leading supplier of uniforms to organized sports teams across a multitude of different sports, including baseball.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

                  Exhibit
                  Numbers                                      Description
                  -------                                      -----------
                   10.1          Amendment  Dated  May  21,  2003 to  Amended  and  Restated  Employment
                                 Agreement Dated April 1, 2001, by and between the Company and John F.
                                 Ward

                   31.1          Certification of Chief Executive Officer Pursuant to Section 302 of
                                 the Sarbanes-Oxley Act of 2002

                   31.2          Certification of Chief Financial Officer Pursuant to Section 302 of
                                 the Sarbanes-Oxley Act of 2002

                    32           Certifications of Chief Executive Officer and Chief Financial Officer
                                 Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b) Reports on Form 8-K

         On July 31, 2003, we filed a Form 8-K relating to the issuance of our press release announcing our results of operations for the fiscal 2003 first quarter.

         On May 16, 2003, we filed a Form 8-K relating to the issuance of a press release announcing the completion of our acquisition of the brands, inventory, contracts and related assets of the sporting goods business of Spalding Sports Worldwide, Inc.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         RUSSELL CORPORATION
                                         (Registrant)



Date: August 19, 2003                    /s/ Robert D. Martin
                                         --------------------------------------
                                         Robert D. Martin
                                         Senior Vice President and
                                         Chief Financial Officer



Date: August 19, 2003                    /s/ Larry E. Workman
                                         --------------------------------------
                                         Larry E. Workman, Controller
                                         (Principal Accounting Officer)