Form 10-Q
period 2003-10-05
RUSSELL CORP
filed 2003-11-18
CIK 85812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 5, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 0-1790

RUSSELL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Alabama	63-0180720
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3330 Cumberland Blvd., Suite 800, Atlanta, Georgia	30339
(Address of Principal Executive Offices)	(Zip Code)

(678) 742-8000

(Registrant’s Telephone Number, Including Area Code)

Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report: None

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of November 10, 2003, there were 32,484,125 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).

RUSSELL CORPORATION

PART I - FINANCIAL INFORMATION

RUSSELL CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	October 5, 2003	January 4, 2003	September 29, 2002
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash	$22,480	$68,619	$21,921
Accounts receivable, net	272,927	148,915	261,651
Inventories - Note 2	357,692	306,658	331,101
Prepaid expenses & other current assets	15,236	26,653	26,470

Total current assets	668,335	550,845	641,143

Property, plant & equipment, net	307,858	332,009	335,948

Other assets	142,581	80,261	77,907

Total assets	$1,118,774	$963,115	$1,054,998

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:

Accounts payable	$93,699	$71,291	$82,677
Accrued expenses	95,836	82,183	99,018
Short-term debt	1,745	7,253	6,866
Current maturities of long-term debt	2,500	5,000	2,500

Total current liabilities	193,780	165,727	191,061

Long-term debt, less current maturities	362,581	265,000	343,485

Deferred liabilities	63,563	65,135	47,782

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares, issued 41,419,958 shares	414	414	414
Paid-in capital	40,409	42,877	43,128
Retained earnings	700,028	675,448	662,278
Treasury stock, at cost (8,940,671 shares at 10/5/03; 9,233,545 shares at 1/4/03 and 9,246,560 shares at 9/29/02)	(209,951)	(218,113)	(218,563)
Accumulated other comprehensive loss	(32,050)	(33,373)	(14,587)

Total stockholders’ equity	498,850	467,253	472,670

Total liabilities & stockholders’ equity	$1,118,774	$963,115	$1,054,998

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	13 Weeks Ended
	October 5, 2003	September 29, 2002
Net sales	$388,001	$386,987
Cost of goods sold	275,394	266,458

Gross profit	112,607	120,529

Selling, general & administrative expenses	73,627	74,724
Other expense - net	1,382	225

Operating income	37,598	45,580

Interest expense - net	7,826	8,379

Income before income taxes	29,772	37,201

Provision for income taxes	11,313	13,838

Net income	$18,459	$23,363

Weighted-average common shares outstanding:
Basic	32,451,194	32,164,310
Diluted	32,815,822	32,323,490

Net income per common share:
Basic	$0.57	$0.73
Diluted	$0.56	$0.72

Cash dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Operations

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	39 Weeks Ended
	October 5, 2003	September 29, 2002
Net Sales	$883,909	$855,882
Cost of goods sold	631,094	609,421

Gross profit	252,815	246,461

Selling, general & administrative expenses	181,504	174,484
Other expense (income) - net	2,801	(2,533)

Operating income	68,510	74,510

Interest expense - net	22,436	22,807
Debt retirement charge - Note 1	—	20,097

Income before income taxes	46,074	31,606

Provision for income taxes	17,508	11,757

Net income	$28,566	$19,849

Weighted-average common shares outstanding:
Basic	32,337,036	32,094,366
Diluted	32,692,172	32,261,775

Net income per common share:
Basic	$0.88	$0.62
Diluted	$0.87	$0.62

Cash dividends per common share	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Cash Flows

(In thousands)

(Unaudited)

	39 Weeks Ended
	October 5, 2003	September 29, 2002
Operating Activities:
Net income	$28,566	$19,849
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation	33,431	32,815
Amortization	592	212
Loss (gain) on sale of property, plant & equipment	498	(3,293)
Debt retirement charge	—	20,097
Bad debt expense	1,311	6,872
Other	(1,163)	(2,564)
Changes in operating assets & liabilities:
Accounts receivable	(115,899)	(99,488)
Inventories	(31,839)	31,839
Prepaid expenses & other current assets	14,080	14,685
Other assets	(3,422)	5,148
Accounts payable & accrued expenses	30,411	58,693
Other deferred liabilities	(1,565)	(16,134)

Net cash (used in) provided by operating activities	(44,999)	68,731
Investing Activities:
Purchases of property, plant & equipment	(23,602)	(14,945)
Proceeds from the sale of property, plant & equipment	14,103	7,428
Cash paid for acquisitions, joint ventures and other	(82,419)	(5,169)
Other	528	600

Net cash used in investing activities	(91,390)	(12,086)
Financing Activities:
Borrowings on credit facility - net	95,081	1,185
(Payments) borrowings on short-term debt	(5,701)	222
Payments on notes payable, including prepayment penalties	—	(270,371)
Proceeds from issuance of bonds	—	250,000
Debt issuance & amendment costs paid	(468)	(18,632)
Dividends on common stock	(3,875)	(3,850)
Treasury stock reissued	3,996	2,345

Net cash provided by (used in) financing activities	89,033	(39,101)
Effect of exchange rate changes on cash	1,217	(1,505)

Net (decrease) increase in cash	(46,139)	16,039
Cash balance at beginning of period	68,619	5,882

Cash balance at end of period	$22,480	$21,921

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of October 5, 2003 and September 29, 2002, and the results of our operations for the thirteen and thirty-nine weeks ended October 5, 2003 and September 29, 2002, and our cash flows for the thirty-nine weeks ended October 5, 2003 and September 29, 2002.

The condensed consolidated balance sheet at January 4, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information about our significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 4, 2003. See also Notes 6 and 10 for further information on changes in our accounting policies during 2003 and pending changes in accounting policies.

Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and thirty-nine weeks ended October 5, 2003, are not necessarily indicative of the results to be expected for the full year.

On January 5, 2003, we adopted FASB Statement of Financial Accounting Standards (SFAS) No. 145, Recisssion of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. Upon adoption, we reclassified the $20.1 million pre-tax effect of the extraordinary item for the early retirement of debt that we recognized in the second quarter of fiscal 2002 to income from continuing operations.

2.	INVENTORIES

The components of inventories consist of the following: (in thousands)

	10/5/03	1/4/03	9/29/02
Finished goods	$307,032	$245,140	$276,404
Work in process	45,282	48,272	49,762
Raw materials and supplies	19,300	19,143	20,350

	371,614	312,555	346,516
LIFO and lower-of-cost or market adjustments, net	(13,922)	(5,897)	(15,415)

	$357,692	$306,658	$331,101

3.	ACQUISITION

On May 16, 2003, we completed the acquisition of the brands, inventory, contracts, and related assets of the sporting goods business of Spalding Sports Worldwide, Inc. for approximately $65 million. Spalding is a leading producer and marketer of basketballs, footballs, soccer balls, and volleyballs under the SPALDING brand name, softballs under the DUDLEY brand name and Australian Rules football equipment under the SHERRIN brand name. Furthermore, Spalding is the official basketball supplier for the NBA and the WNBA, the official volleyball for the NCAA and American Volleyball Association, and the official soccer ball of the Major Indoor Soccer League. Spalding’s research and development efforts led to the introduction of its INFUSION line of inflatable sports balls that feature built-in MICRO-PUMP technology that allows users to inflate the product anytime, anywhere. The acquisition of Spalding is an important step in our expansion strategy that includes a stronger focus on the athletic and outdoor markets.

The results of Spalding’s operations have been included in our consolidated financial statements since the acquisition date. At October 5, 2003, our consolidated balance sheet reflects the initial purchase price allocation of the assets acquired and liabilities assumed. We are currently in the process of resolving pre-acquisition contingencies that could result in an adjustment to the ultimate purchase price. Thus, the initial allocation of the purchase price is subject to change.

4.	RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES (SPECIAL CHARGES)

In October 2003, we announced an Operational Improvement Program designed to reduce cost to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The Operational Improvement Program includes improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (i) expanded production in Haiti versus higher cost contractors; (ii) lower sourcing costs; (iii) increased efficiencies in domestic textile operations; and (iv) improved distribution costs. As part of the Operational Improvement Program, we expect to reduce our salaried and administrative office staff by approximately 10%, or by 100 to 110 positions. We anticipate the reduction in workforce will cost approximately $5 million pre-tax in severance and other expenses, of which approximately $1.4 million was recorded in the third quarter. This $1.4 million special charge to selling, general and administrative expense represents severance and related benefits associated with the employees terminated in the third quarter. Of the $1.4 million special charge, approximately $0.1 million of severance was paid in the third quarter leaving $1.3 million as a liability at October 5, 2003.

In July 1998, we adopted a restructuring and reorganization program (the “1998 Program”) with the objectives of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. We substantially completed the 1998 Program in 2001, and there were no additional special charges incurred during the thirteen and thirty-nine weeks ended October 5, 2003 and September 29, 2002. After approximately $2.1 million and $8.0 million of payments made during the thirty-nine weeks ended October 5, 2003 and September 29, 2002, respectively, the remaining 1998 Program liabilities (consisting of employee terminations, terminations of licenses and contracts and exit costs related to facilities) were $0.3 million and $8.1 million at October 5, 2003 and September 29, 2002, respectively.

At October 5, 2003, we held for sale certain closed facilities with an adjusted carrying value of approximately $6.8 million, which have been included in property, plant and equipment as part of the Domestic segment.

5.	COMMITMENTS AND CONTINGENCIES

Commitments

During fiscal 2001, we entered into a supply agreement with Frontier Yarns, LLC to purchase certain minimum quantities of yarn. Refer to Note 8 to our consolidated financial statements in our 2002 Annual Report on Form 10-K for a description of the agreement.

Contingencies

We are a co-defendant in Locke, et al. v. Russell Corporation, et al. in Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. However, ten families dropped out of the case and there are five remaining plaintiff families. In May 2002, the trial court entered summary judgment in our favor on all but one of the plaintiffs’ claims. The remaining claim, which involves a private right of action for public nuisance, was scheduled for trial on October 20, 2003; however, the trial court has continued the case until 2004 and allowed the defendants to move for summary judgment on the remaining claim. We filed our summary judgment motion on October 31, 2003.

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

On January 5, 2003, we adopted the prospective transition provisions of SFAS No. 148, which amended SFAS No. 123, Accounting and Disclosure of Stock-based Compensation. SFAS No. 148 uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $0.6 million ($0.4 million after-tax) and $1.4 million ($0.9 million after-tax) in stock-based employee compensation during the thirteen and thirty-nine weeks ended October 5, 2003, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table presents a comparison of reported results versus pro forma results that assumes the fair value based method of accounting had been applied to all stock compensation awards granted.

For purposes of calculating the pro forma amounts below, the estimated fair value of the options is determined using the Black-Scholes option valuation model and is amortized to expense over the options’ vesting period. (in thousands)

	13 Weeks Ended		39 Weeks Ended
	10/5/03	9/29/02	10/5/03	9/29/02
Reported net income	$18,459	$23,363	$28,566	$19,849
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied retroactively	(270)	(636)	(809)	(1,907)

Pro forma net income	$18,189	$22,727	$27,757	$17,942

Reported net income per share-basic	$0.57	$0.73	$0.88	$0.62
Pro forma net income per share-basic	$0.56	$0.71	$0.86	$0 56
Reported net income per share-diluted	$0.56	$0.72	$0.87	$0.62
Pro forma net income per share-diluted	$0.55	$0.70	$0.85	$0.56

7.	DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended		39 Weeks Ended
	10/5/03	9/29/02	10/5/03	9/29/02
Basic weighted-average common shares outstanding	32,451,194	32,164,310	32,337,036	32,094,366
Net common shares on unissued restricted stock and issuable on exercise of dilutive stock options	364,628	159,180	355,136	167,409

Diluted weighted-average common shares outstanding	32,815,822	32,323,490	32,692,172	32,261,775

Options to purchase 2.2 million and 2.0 million shares of our common stock were excluded from the computation of diluted weighted-average common shares outstanding for the thirteen and thirty-nine weeks ended October 5, 2003, respectively, because the exercise prices of these options exceeded the average market price.

8.	COMPREHENSIVE INCOME

At October 5, 2003, accumulated other comprehensive loss as shown in the condensed consolidated balance sheet was comprised of foreign currency translation adjustments, minimum pension liability adjustments and gains and losses on foreign currency forward contracts. The components of comprehensive income, net of tax, for the periods indicated below are as follows: (in thousands)

	13 Weeks Ended		39 Weeks Ended
	10/5/03	9/29/02	10/5/03	9/29/02
Net income	$18,459	$23,363	$28,566	$19,849
Foreign currency translation (loss) gain	(397)	600	2,061	(358)
(Loss) gain on derivative instruments	(204)	193	(974)	453
Other	—	—	236	—

Comprehensive income	$17,858	$24,156	$29,889	$19,944

9.	SEGMENT INFORMATION

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

Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (“Segment Operating Income”). Segment Operating Income as presented by us may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 4, 2003. Intersegment transfers are primarily recorded at cost.

	13 Weeks Ended October 5, 2003 (in thousands)
	Domestic	International	Total
Net sales	$360,039	$27,962	$388,001
Depreciation & amortization expense	11,375	274	11,649
Segment Operating Income	41,292	1,017	42,309
Segment assets	1,062,699	56,075	1,118,774

	13 Weeks Ended September 29, 2002 (in thousands)
	Domestic	International	Total
Net sales	$362,733	$24,254	$386,987
Depreciation & amortization expense	9,590	131	9,721
Segment Operating Income	52,512	228	52,740
Segment assets	1,005,475	49,523	1,054,998

	39 Weeks Ended October 5, 2003 (in thousands)
	Domestic	International	Total
Net sales	$805,859	$78,050	$883,909
Depreciation & amortization expense	33,348	675	34,023
Segment Operating Income	77,555	1,312	78,867
Segment assets	1,062,699	56,075	1,118,774

	39 Weeks Ended September 29, 2002 (in thousands)
	Domestic	International	Total
Net sales	$790,517	$65,365	$855,882
Depreciation & amortization expense	32,533	494	33,027
Segment Operating Income	87,686	(288)	87,398
Segment assets	1,005,475	49,523	1,054,998

A reconciliation of combined Segment Operating Income to consolidated income before income taxes is as follows: (in thousands)

	13 Weeks Ended		39 Weeks Ended
	10/5/03	9/29/02	10/5/03	9/29/02
Total Segment Operating Income	$42,309	$52,740	$78,867	$87,398
Unallocated amounts:
Corporate expenses	(3,296)	(7,160)	(8,942)	(12,888)
Interest expense	(7,826)	(8,379)	(22,436)	(22,807)
Debt retirement charge	—	—	—	(20,097)
Special charges	(1,415)	—	(1,415)	—

Consolidated income before income taxes	$29,772	$37,201	$46,074	$31,606

NET SALES BY DISTRIBUTION CHANNEL

(in thousands)

	13 Weeks Ended		39 Weeks Ended
	10/5/03	9/29/02	10/5/03	9/29/02
Domestic Athletic	$121,108	$100,543	$277,805	$220,100
Domestic Mass Retail	147,796	147,509	258,564	248,787
Domestic Artwear/Careerwear	91,135	114,681	269,490	321,628
International Activewear	27,962	24,254	78,050	65,367

Consolidated Total	$388,001	$386,987	$883,909	$855,882

10.	NEW ACCOUNTING PRONOUNCEMENT

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. FIN 46 does not require consolidation by transferors to qualifying special purpose entities. Originally, FIN 46 applied to the first interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However in September 2003, the FASB proposed FASB Staff Position No. FIN 46-e, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Held by a Public Entity (FSP 46-e), that delays the implementation date to the first interim or annual period ending after December 15, 2003, if certain conditions are met. We plan to implement FIN 46 beginning with our annual period ending January 3, 2004 as all of our equity investees that could potentially be impacted by FIN 46 meet the conditions set out in FSP 46-e for the delayed effective date. We have not yet completed our analysis of whether any of our equity investees meet the definition of a variable interest entity or whether we will be required to consolidate any of them.

11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, Inc.; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; Russell Athletic, Inc.; Russell Athletic West, Inc.; and Russell Co-Op, LLC (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Corporation – Delaware; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Cross Creek de Jimenez, S.A. de C.V. (now known as Jerzees de Jimenez, S.A. de C.V.); Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd; Russell do Brasil, Ltda.; Russell Corp. Far East Limited; Russell Japan KK; Spalding Canada Corp. ; Jerzees de Honduras, S.A. de C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell CZ s.r.o.; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; Citygate Textiles Limited; Russell Columbia Ltda; and Merendon Textiles, S.de R.L. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan. While Russell Athletic, Inc. and Russell Athletic West, Inc. were Subsidiary Guarantors at the time the indenture was executed, these entities were dissolved prior to June 30, 2002, and the assets of these entities were distributed to the Parent or other Subsidiary Guarantors.

The Parent is comprised of Alabama manufacturing operations and certain corporate management, information services and finance functions.

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

October 5, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$156	$16,465	$5,859	$—	$22,480
Accounts receivables, net	1,704	246,391	24,832	—	272,927
Inventories	290,950	33,380	33,362	—	357,692
Prepaid expenses & other current assets	5,783	1,298	8,155	—	15,236

Total current assets	298,593	297,534	72,208	—	668,335

Property, plant & equipment, net	240,643	43,579	23,636	—	307,858
Investment in subsidiaries	892,701	195	—	(892,896)	—
Intercompany balances	(500,412)	521,655	(21,243)	—	—
Other assets	116,242	25,869	470	—	142,581

	$1,047,767	$888,832	$75,071	$(892,896)	$1,118,774

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,452	$15,827	$7,420	$—	$93,699
Accrued expenses	60,674	19,873	15,289	—	95,836
Short-term debt	—	—	1,745	—	1,745
Current maturities of long-term debt	2,500	—	—	—	2,500

Total current liabilities	133,626	35,700	24,454	—	193,780

Long-term debt, less current maturities	362,581	—	—	—	362,581
Deferred liabilities	52,710	7,473	3,380	—	63,563
Stockholders’ equity	498,850	845,659	47,237	(892,896)	498,850

	$1,047,767	$888,832	$75,071	$(892,896)	$1,118,774

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

For the 13 Weeks Ended September 29, 2002 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$276,608	$86,348	$35,214	$(11,183)	$386,987
Cost of goods sold	188,511	59,785	29,638	(11,476)	266,458

Gross profit	88,097	26,563	5,576	293	120,529
Selling, general & administrative expenses	52,810	17,082	4,529	303	74,724
Other expense (income) - net	22,216	(22,020)	39	(10)	225

Operating income	13,071	31,501	1,008	—	45,580
Interest expense (income) - net	17,851	(9,545)	73	—	8,379

(Loss) income before income taxes and equity in earnings of consolidated subsidiaries	(4,780)	41,046	935	—	37,201
Provision (benefit) for income taxes	(1,052)	14,598	292	—	13,838

Equity in earnings of consolidated subsidiaries, net of income taxes	27,091	—	—	(27,091)	—

Net income	$23,363	$26,448	$643	$(27,091)	$23,363

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

For the 13 Weeks Ended October 5, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$306,089	$55,428	$40,757	$(14,273)	$388,001
Cost of goods sold	218,186	38,487	32,954	(14,233)	275,394

Gross profit	87,903	16,941	7,803	(40)	112,607
Selling, general & administrative expenses	50,184	17,453	5,990	—	73,627
Other expense (income) - net	16,616	(15,582)	388	(40)	1,382

Operating income	21,103	15,070	1,425	—	37,598
Interest expense (income) - net	14,980	(7,207)	53	—	7,826
Debt retirement charge	—	—	—	—	—

Income before income taxes and equity in earnings of consolidated subsidiaries	6,123	22,277	1,372	—	29,772
Provision (benefit) for income taxes	7,524	3,018	771	—	11,313
Equity in earnings of consolidated subsidiaries, net of income taxes	19,860	—	—	(19,860)	—

Net income (loss)	$18,459	$19,259	$601	$(19,860)	$18,459

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

For the 39 Weeks Ended September 29, 2002 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$596,886	$194,483	$99,531	$(35,018)	$855,882
Cost of goods sold	426,972	134,472	81,043	(33,066)	609,421

Gross profit	169,914	60,011	18,488	(1,952)	246,461
Selling, general & administrative expenses	113,432	46,294	16,657	(1,899)	174,484
Other expense (income) - net	78,426	(80,643)	(263)	(53)	(2,533)

Operating (loss) income	(21,944)	94,360	2,094	—	74,510
Interest expense (income) - net	48,921	(26,221)	107	—	22,807
Debt retirement charge	20,097	—	—	—	20,097

(Loss) income before income taxes and equity in earnings of consolidated subsidiaries	(90,962)	120,581	1,987	—	31,606
Provision (benefit) for income taxes	(32,034)	42,921	870	—	11,757
Equity in earnings of consolidated subsidiaries, net of income taxes	78,777	—	—	(78,777)	—

Net (loss) income	$19,849	$77,660	$1,117	$(78,777)	$19,849

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Operations

For the 39 Weeks Ended October 5, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$686,305	$123,784	$115,732	$(41,912)	$883,909
Cost of goods sold	488,244	90,112	94,327	(41,589)	631,094

Gross profit	198,061	33,672	21,405	(323)	252,815
Selling, general & administrative expenses	118,005	45,579	17,920	—	181,504
Other expense (income) - net	63,812	(61,636)	948	(323)	2,801

Operating income	16,244	49,729	2,537	—	68,510
Interest expense (income) - net	43,242	(20,843)	37	—	22,436
Debt retirement charge	—	—	—	—	—

(Loss) income before income taxes and equity in earnings of consolidated subsidiaries	(26,998)	70,572	2,500	—	46,074
(Benefit) provision for income taxes	(6,948)	23,317	1,139	—	17,508
Equity in earnings of consolidated subsidiaries, net of income taxes	48,616	—	—	(48,616)	—

Net income (loss)	$28,566	$47,255	$1,361	$(48,616)	$28,566

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the 39 Weeks Ended September 29, 2002 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$33,556	$25,622	$9,553	$—	$68,731

Investing Activities
Purchases of property, plant & equipment	(12,821)	(1,355)	(769)	—	(14,945)
Investment in and advances to subsidiaries	13,204	(7,797)	(5,407)	—	—
Proceeds from the sale of property, plant & equipment	7,428	—	—	—	7,428
Cash paid for acquisitions, joint ventures and other	(5,169)	—	—	—	(5,169)
Other	600	—	—	—	600

Net cash provided by (used in) investing activities	3,242	(9,152)	(6,176)	—	(12,086)

Financing Activities
Borrowings on credit facility - net	1,185	—	—	—	1,185
Borrowings on short-term debt	—	—	222	—	222
Payments on notes payable, including prepayment penalties	(270,371)	—	—	—	(270,371)
Proceeds from issuance of bonds	250,000	—	—	—	250,000
Debt issuance & amendment costs paid	(18,632)	—	—	—	(18,632)
Dividends on common stock	(3,850)	—	—	—	(3,850)
Treasury stock reissued	2,345	—	—	—	2,345

Net cash provided by (used in) financing activities	(39,323)	—	222	—	(39,101)

Effect of exchange rate changes on cash	—	—	(1,505)	—	(1,505)

Net (decrease) increase in cash	(2,525)	16,470	2,094	—	16,039
Cash balance at beginning of period	3,277	(1,583)	4,188	—	5,882

Cash balance at end of period	$752	$14,887	$6,282	$—	$21,921

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the 39 Weeks Ended October 5, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(55,655)	$11,678	$(1,022)	$—	$(44,999)

Investing Activities
Purchases of property, plant and equipment	(15,190)	(7,576)	(836)	—	(23,602)
Investment in and advances to subsidiaries	(383)	(2,163)	2,546	—	—
Proceeds from sales of property, plant and equipment	7,586	6,424	93	—	14,103
Cash paid for acquisitions, joint ventures and other	(82,419)	—	—	—	(82,419)
Other	528	—	—	—	528

Net cash provided by (used in) investing activities	(89,878)	(3,315)	1,803	—	(91,390)

Financing Activities
Borrowings (payments) on credit facility - net	95,081	—	—	—	95,081
(Payments) borrowings on short-term debt	—	—	(5,701)	—	(5,701)
Payments on notes payable, including prepayment penalties	—	—	—	—	—
Proceeds from issuance of bonds	—	—	—	—	—
Debt issuance & amendment costs paid	(468)	—	—	—	(468)
Dividends on common stock	(3,875)	—	—	—	(3,875)
Treasury stock reissued	3,996	—	—	—	3,996

Net cash provided by (used in) financing activities	94,734	—	(5,701)	—	89,033

Effect of exchange rate changes on cash	—	—	1,217	—	1,217

Net (decrease) increase in cash	(50,799)	8,363	(3,703)	—	(46,139)
Cash balance at beginning of period	50,955	8,102	9,562	—	68,619

Cash balance at end of period	$156	$16,465	$5,859	$—	$22,480

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our product mix affects our overall gross profit margin. Additionally, plant utilization levels are important to our profitability because a substantial portion of our total production cost is fixed. The cost of yarn and polyester are significant components of our cost of goods sold. As a result of our restructuring and reorganization program, we began purchasing, in 2002, all of our yarn from Frontier Yarns, LLC, Frontier Spinning Mills, Inc., and other third-party suppliers. Yarn prices fluctuate principally as a result of supply and demand in the yarn and raw cotton markets. Furthermore, fluctuations in petroleum prices can influence the prices of chemicals, dyestuffs and polyester yarn. Accordingly, we adjust the timing and size of raw material purchases when necessary to minimize the impact of these market forces.

In October 2003, we announced an Operational Improvement Program designed to target $50 million in pre-tax cost reductions to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The Operational Improvement Program includes improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (i) expanded production in Haiti versus higher cost contractors; (ii) lower sourcing costs; (iii) increased efficiencies in domestic textile operations; and (iv) improved distribution costs. As part of the Operational Improvement Program, we expect to reduce our salaried and administrative office staff by approximately 10%, or by 100 to 110 positions. This organizational change is expected to result in annualized pre-tax savings of $8 to $10 million and will cost approximately $5 million pre-tax in severance and other expenses, of which approximately 30% was incurred in the 2003-third quarter.

In October 2003, we also announced the construction of a new textile plant in Honduras for both t-shirt and fleece fabric production. Once fully operational in 2006, we expect the annual pre-tax savings from Phase I of the Merendon Plant to be approximately $15 million to $20 million.

The following statements of operations are for the thirteen and thirty-nine weeks ended October 5, 2003 and September 29, 2002.

	13 Weeks Ended				39 Weeks Ended
	October 5, 2003		September 29, 2002		October 5, 2003		September 29, 2002
(In millions)
Net sales	$388.0	100.0%	$387.0	100.0%	$883.9	100.0%	$855.9	100.0%
Cost of goods sold	275.4	71.0%	266.5	68.9%	631.1	71.4%	609.4	71.2%

Gross profit	112.6	29.0%	120.5	31.1%	252.8	28.6%	246.5	28.8%
Selling, general and administrative expense (SG&A)	73.6	19.0%	74.7	19.3%	181.5	20.5%	174.5	20.4%
Other expense (income)-net	1.4	0.4%	0.2	—%	2.8	0.3%	(2.5)	(0.3)%

Operating income	37.6	9.6%	45.6	11.8%	68.5	7.8%	74.5	8.7%
Interest expense	7.8	2.0%	8.4	2.2%	22.4	2.5%	22.8	2.7%
Debt retirement charge	—	—%	—	—%	—	—%	20.1	2.3%

Income before taxes	29.8	7.6%	37.2	9.6%	46.1	5.3%	31.6	3.7%
Provision for income taxes	11.3	2.9%	13.8	3.6%	17.5	2.0%	11.8	1.4%

Net income	$18.5	4.7%	$23.4	6.0%	$28.6	3.3%	$19.8	2.3%

Thirteen Weeks Ended October 5, 2003 Compared To September 29, 2002.

Net Sales. Net sales for the 2003-third quarter were $388.0 million, an increase of $1.0 million, or 0.3%, from last year’s third quarter sales of $387.0 million. The breakdown of net sales follows: (in thousands)

	13 Weeks Ended
	10/5/03	9/29/02
Net Sales by Distribution Channel
Domestic Athletic	$121,108	$100,543
Domestic Mass Retail	147,796	147,509
Domestic Artwear/Careerwear	91,135	114,681
International Activewear	27,962	24,254

Consolidated total	$388,001	$386,987

For the 2003-third quarter, net sales in our Domestic segment were $360.0 million compared to $362.7 million in the comparable period last year. Our Domestic segment is further aligned by distribution channels: Athletic, Mass Retail and Artwear/Careerwear. Within our Domestic segment for the thirteen weeks ended October 5, 2003:

•	Net sales in our Athletic channel increased $20.6 million, or 20.5%, to $121.1 million. The increase in net sales was driven by both sales from our acquisitions of Spalding, Bike and Moving Comfort plus higher sales of our RUSSELL ATHLETIC branded products in college bookstores. Without acquisitions, sales in our base Athletic business were down $3.0 million, or 3.0%, which was equally divided between the retail and team sides of the business.

Net sales from our acquisitions include athletic equipment, team uniforms and apparel products. Purchased on May 16, 2003, Spalding is a leading producer and marketer of basketballs, footballs, soccer balls and volleyballs under the SPALDING brand name, softballs under the DUDLEY brand name and Australian Rules football equipment under the SHERRIN brand name. Bike was acquired in the first quarter of fiscal 2003 and its products include athletic supporters, knee and elbow pads, braces, protective equipment, team uniforms, and performance apparel. We purchased Moving Comfort in the third quarter of fiscal 2002 and their products include performance sports underwear, shorts, pants, tops, and outerwear that support the slogan, “A FIT WOMAN IS A POWERFUL WOMAN”.

•	Net sales in our Mass Retail channel increased $0.3 million, or 0.2%, to $147.8 million from last year’s third quarter. The increase in sales was due to a strong sell-through of our JERZEES activewear products; however, this increase in sales was largely offset by a planned reduction in sales of MOSSY OAK products to Kmart and lower sock sales in the channel. For the 2003-third quarter, dozens shipped in our mass retail channel decreased 7.7%, reflecting an overall reduction of sock inventories at retail. Excluding socks, overall dozens shipped in our Mass Retail channel were up 10.9% from last year’s third quarter.

•	Net sales in our Artwear/Careerwear channel decreased $23.5 million, or 20.5%, to $91.1 million from last year’s third quarter. The decrease in sales reflects industry-wide lower prices coupled with a shift in sales mix toward lower-priced promotional products such as t-shirts, reduced corporate purchasing of our higher priced products and lower volumes.

Our International segment net sales for the 2003-third quarter were $28.0 million, an increase of 15.3%, or $3.7 million, while overall dozens shipped increased 3.2% from the prior period. The increase in net sales and dozens shipped for the segment primarily reflects the positive effects of foreign currency translation and sales growth in markets such as Europe and Japan.

Gross Profit and Gross Margin. Our gross profit was $112.6 million, or a 29.0% gross margin, for the 2003-third quarter versus a gross profit of $120.5 million, or a 31.1% gross margin, in the prior year. During the 2003-third quarter, gross profit was positively impacted by the acquisitions of Spalding, Bike and Moving Comfort, and by on-going cost savings initiatives. However, these positive impacts were more than offset by: (i) pricing pressures and lower volumes, primarily in the distributor market of the Artwear channel; (ii) additional costs for new product features; (iii) higher pension and medical insurance costs; and (iv) higher raw material costs for cotton and polyester. In addition, our 2002-third quarter was adversely impacted by LIFO charges of $7.3 million, reflecting our lower inventory levels and a lower per unit manufacturing cost.

Selling, General and Administrative Expenses (“SG&A”). Our selling, general and administrative expenses (“SG&A”) for the 2003-third quarter were $73.6 million, or 19.0% of net sales, versus $74.7 million, or 19.3% of net sales, in the comparable period last year. SG&A expenses in the 2003-third quarter decreased $1.1 million, or 1.5%, versus the year-ago quarter, principally as a result of lower bad debt reserves related to our pre-petition receivables from Kmart and the benefits of various costs savings initiatives across the organization. These improvements allowed the Company to offset the incremental SG&A expenses from its acquisitions as well as increased marketing and advertising expenses. For the 2003-third quarter, total marketing and advertising expenses increased approximately $5 million over the comparable period last year. In addition, we incurred approximately $0.6 million in stock compensation expense during the 2003-third quarter, primarily relating to our performance share award program under our Executive Incentive Plan. Refer to page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003, for a general discussion of the performance share award program.

During the 2003-third quarter, we began reducing our salaried and administrative office staff as part of our overall Operational Improvement Program. As a result, we incurred a $1.4 million (pre-tax) charge for severance and other expenses during the 2003-third quarter. Excluding this charge, our SG&A expenses in the 2003-third quarter would have been $72.2 million, or 18.6% of net sales. On a comparative basis, excluding last year’s charge of $5.0 million (pre-tax) related to our pre-petition receivables from Kmart, our SG&A expenses in the 2002-third quarter would have been $69.7 million, or 18% of net sales.

Other-Net. Other-net was an expense of $1.4 million in the 2003-third quarter versus expense of $0.2 million in the 2002-third quarter. The increase in other expense during the 2003-third quarter was primarily due to expenses associated with our hedging activities.

Operating Income. Our consolidated operating income in the 2003-third quarter was $37.6 million, or 9.6% of net sales, versus $45.6 million, or 11.8% of net sales, in the 2002-third quarter. Excluding the pre-tax impact of the $1.4 million special charge related to our workforce reduction, our consolidated operating income in the 2003-third quarter would have been $39.0 million, or 10.1% of net sales. On a comparative basis, excluding the charge of $5.0 million (pre-tax) related to our pre-petition receivables from Kmart, our consolidated operating income in the 2002-third quarter would have been $50.6 million, or 13.1% of net sales.

In the 2003-third quarter, our Domestic Segment Operating Income was $41.3 million, or 11.5% of the segment’s net sales, versus $52.5 million or 14.5% of the segment’s net sales, in the 2002-third quarter. The decrease of $11.2 million in operating income for the segment was primarily attributable to lower sales in the Artwear/Careerwear channel and the factors described above in both the gross profit and the SG&A sections of this quarterly report.

In the 2003-third quarter, our International Segment Operating Income was $1.0 million versus an operating income of $0.2 million in the prior year. The increase of $0.8 million in operating income for the segment primarily reflects higher sales in Europe and Japan coupled with the positive effects of foreign currency translation.

Thirty-nine Weeks Ended October 5, 2003 Compared To September 29, 2002.

Net Sales. Net sales for the thirty-nine weeks ended October 5, 2003 were $883.9 million, an increase of $28.0 million, or 3.3%, from $855.9 million in the comparable prior year period.

The breakdown of net sales follows: (in thousands)

	39 Weeks Ended
	10/5/03	9/29/02
Net Sales by Distribution Channel
Domestic Athletic	$277,805	$220,100
Domestic Mass Retail	258,564	248,787
Domestic Artwear/Careerwear	269,490	321,628
International Activewear	78,050	65,367

Consolidated total	$883,909	$855,882

For the thirty-nine weeks ended October 5, 2003, net sales in our Domestic segment totaled $805.9 million, an increase of 1.9%, or $15.3 million, over the 2002 comparable period. This increase was driven by higher branded retail sales of RUSSELL ATHLETIC and JERZEES products as well as the additional sales from our acquisitions of Spalding, Bike and Moving Comfort. These increases were partially offset by lower net sales in the Artwear/Careerwear channel, reflecting continued industry-wide lower prices, primarily in the promotional t-shirt market, and reduced corporate purchasing of higher priced products, such as sports shirts, denims and wovens.

Within our Domestic segment for the thirty-nine weeks ended October 5, 2003:

•	Net sales in our Athletic channel increased $57.7 million, or 26.2%, to $277.8 million. The increase in net sales was driven by both new sales from our acquisitions of Spalding, Bike and Moving Comfort plus higher retail sales of our RUSSELL ATHLETIC branded products in department stores, sports-specialty stores and college bookstores. Of the total $57.7 million increase in net sales, approximately 21%, or $11.9 million, was attributable to higher retail sales of our RUSSELL ATHLETIC branded products, and 79%, or $45.8 million, of the increase was attributable to our acquisitions of Spalding, Bike and Moving Comfort.

•	Net sales in our Mass Retail channel increased $9.8 million, or 3.9%, to $258.6 million from the comparable year-ago period. The increase in sales was due to a better product mix of our JERZEES branded products sold in this channel. The increase in sales was somewhat offset by lower pricing, a planned reduction in sales to Kmart, and lower sock sales in the channel. For the thirty-nine weeks ended October 5, 2003, dozens shipped in our mass retail channel increased 0.3%, reflecting the impact from most retailers reducing their sock inventories. Excluding socks, overall dozens shipped were up 11.4% from the comparable year-ago period.

•	Net sales in our Artwear/Careerwear channel decreased $52.1 million, or 16.2%, to $269.5 million from the comparable year-ago period. The decrease in sales and dozens shipped reflect industry-wide lower prices coupled with a shift in sales mix toward lower-priced promotional products such as t-shirts, reduced corporate purchasing of our higher priced products and lower volumes.

In our International segment, net sales for the thirty-nine weeks ended October 5, 2003 were $78.1 million, an increase of 19.4%, or $12.7 million, while overall dozens shipped increased 3.5% from the comparable year-ago period. The increase in net sales and dozens shipped for the segment primarily reflects the positive effects of foreign currency translation coupled with higher sales in Canada, Europe and Japan.

Gross Profit and Gross Margin. Our gross profit improved $6.3 million to $252.8 million, or a 28.6% gross margin, for the thirty-nine weeks ended October 5, 2003 versus a gross profit of $246.5 million, or a 28.8% gross margin, in the comparable year-ago period. In the thirty-nine weeks ended September 29, 2002, we recognized additional inventory reserves associated with the reconfiguration of our Russell Athletic distribution center, as well as LIFO charges of $7.3 million reflecting lower inventory levels and a lower per unit manufacturing cost. During the thirty-nine weeks ended October 5, 2003, our gross profit was favorably impacted by the acquisitions of Spalding, Bike and Moving Comfort along with on-going cost savings initiatives. However, these positive impacts were partially offset by: (i) pricing pressures and lower volumes, primarily in the distributor market of the Artwear channel; (ii) additional costs for new product features; (iii) higher pension and medical insurance costs; (iv) higher raw material costs for cotton and polyester; and (v) higher natural gas prices.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses were $181.5 million, or 20.5% of net sales, versus $174.5 million, or 20.4% of net sales in the comparable period last year. SG&A expenses in the thirty-nine weeks ended October 5, 2003 increased $7.0 million over the year-ago period principally as a result of the incremental expenses from our acquisitions (Spalding, Bike and Moving Comfort) and to a lesser extent, higher marketing expenses. In addition, we incurred approximately $1.4 million in stock compensation expense during the thirty-nine weeks ended October 5, 2003, primarily relating to our performance share award program under our Executive Incentive Plan. Refer to page 10 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 23, 2003, for a general discussion of the performance share award program. These increases were partially offset by lower general and administrative costs mainly in our Artwear/Careerwear business.

During the thirty-nine weeks ended October 5, 2003, we reduced our salaried and administrative office staff as part of our overall Operational Improvement Program. As a result, we incurred a $1.4 million (pre-tax) charge for severance and other expenses during the period associated with our workforce reduction efforts. Excluding this charge, our SG&A expenses for thirty-nine weeks ended October 5, 2003 would have been $180.1 million, or 20.4% of net sales. On a comparative basis, excluding the charge of $5.0 million (pre-tax) in the 2002-third quarter related to our pre-petition receivables from Kmart, our SG&A expenses would have been $169.5 million, or 19.8% of net sales, in the thirty-nine weeks ended September 29, 2002.

Other-Net. Other-net was an expense of $2.8 million in the thirty-nine weeks ended October 5, 2003 versus income of $2.5 million in the comparable period last year. Other income during the thirty-nine week period of fiscal 2002 was primarily $2.5 million of gains on the sale of non-core assets.

Operating Income. Our consolidated operating income for the thirty-nine weeks ended October 5, 2003 was $68.5 million, or 7.8% of net sales, versus $74.5 million, or 8.7% of net sales, in the thirty-nine week period of fiscal 2002, which included a gain of $2.5 million associated with the sale of non-core assets. The decrease of $6.0 million in operating income for the segment was primarily attributable to lower sales in the Artwear/Careerwear channel and the factors described above in both the gross profit and the SG&A sections of this quarterly report.

In the thirty-nine weeks ended October 5, 2003, our Domestic Segment Operating Income was $77.6 million, or 9.6% of the segment’s net sales, versus $87.7 million or 11.1% of the segment’s net sales, in the thirty-nine week period of fiscal 2002, which included a gain of $2.5 million associated with the sale of non-core assets. The decrease of $10.1 million in operating income for the segment was primarily attributable to lower sales volumes in our Artwear/Careerwear channel, higher raw material costs for cotton and polyester, and the other factors described above in the gross profit and SG&A sections of this quarterly report.

In the thirty-nine weeks ended October 5, 2003, our International Segment Operating Income was a profit of $1.3 million versus a loss of $0.3 million in the thirty-nine week period of fiscal 2002. The increase of $1.6 million in operating income for the segment primarily reflects higher sales in Canada, Europe and Japan coupled with the positive effects of foreign currency translation.

LIQUIDITY AND CAPITAL RESOURCES

Our total debt to capitalization ratio improved 30 basis points, or 0.3 percentage points, declining to 42.4% at October 5, 2003, versus 42.7% at September 29, 2002. Our debt is only $14.0 million higher at October 5, 2003 versus September 29, 2002, despite an investment of $82.4 million in acquisitions in 2003.

Cash From Operating Activities

Our operations used $45.0 million of cash during the first nine months of 2003, versus providing $68.7 million during the same period in 2002. Due to the typical seasonality of our business, inventory increased from January 4, 2003 to October 5, 2003; however, inventory decreased from December 29, 2001 to September 29, 2002 as a result of higher than normal inventory levels in December 2001. Excluding inventories from acquisitions, from September 29, 2002 to October 5, 2003, inventories increased 0.8%, or $2.7 million, to $333.8 million.

The increase in accounts receivable from January 4, 2003 to October 5, 2003, was greater than the increase in accounts receivable from December 29, 2001 to September 29, 2002, as a result of incremental sales from our acquisitions and our higher accounts receivable levels in December 2001.

The increase in accounts payable and accrued expenses was less in the first nine months of 2003 versus 2002 primarily as a result of year-end employee performance, customer incentive and advertising accruals that were substantially higher at December 2002 than at December 2001.

Our business is seasonal and our cash flows from operations are ordinarily higher in the second half of the year.

Cash From Investing Activities

Net cash used in investing activities was $91.4 million in the first nine months of 2003 versus $12.1 million in the prior year period. Our investing activities in the first nine months of 2003 consisted primarily of capital expenditures of $23.6 million and the acquisitions of Spalding and Bike for $82.4 million, less $14.1 million of proceeds from the sale of non-core assets. In the first nine months of 2002, our investing activities primarily consisted of capital expenditures of $14.9 million and acquisitions for $5.2, less $7.4 million of proceeds from the sale of property, plant and equipment.

For fiscal 2003, we are forecasting capital expenditures to be approximately $40 million. The majority of planned fiscal 2003 capital expenditures are to further enhance our manufacturing and distribution capabilities and our information systems.

Cash From Financing Activities

We paid $3.9 million in dividends ($.12 per share) during the first nine months of 2003.

On April 18, 2002, we completed our debt refinancing. Refer to Note 2 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 4, 2003 for more information.

On October 5, 2003, our debt facilities and outstanding debt obligations included:

•	$315 million in Senior Secured Credit Facilities (the “Facilities”). The Facilities include a $300 million Senior Secured Revolving Credit Facility (the “Revolver”) due April 2007, of which $100.1 million was outstanding, and $15 million outstanding under our Senior Secured Term Loan (the “Term Loan”) due ratably through April 2007; and

•	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010.

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

For the second and third quarters of 2003, variable interest on the Revolver was either LIBOR plus 1.75% or Base Rate plus 0.25% and on the Term Loan was either LIBOR plus 2.25% or Base Rate plus 0.75% with an annual commitment fee on the unused portion of the Facilities of 0.375%. These terms will continue to be in effect through the fourth quarter of 2003.

Adequacy of Borrowing Capacity

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of October 5, 2003, we had $100.1 million outstanding under the Revolver and approximately $184 million of availability under our Revolver. We also had $22.5 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business, satisfy our working capital, capital expenditure and Operational Improvement Program requirements and meet our foreseeable liquidity requirements, including debt service on our Facilities.

Contingencies

For information concerning our ongoing litigation, see Note 6 to the Condensed Consolidated Financial Statements.

Commitments

For information about our contractual cash obligations and other commercial commitments, refer to Management’s Discussion & Analysis of Financial Condition and Results of Operations in our 2002 Annual Report on Form 10-K.

Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Our financial risk management objectives are to minimize the potential impact of interest rate, foreign exchange rate and commodity price fluctuations on our earnings, cash flows and equity. To manage these risks, we may use various financial instruments, including interest rate swap agreements and foreign currency forward contracts. Refer to Notes 1 and 4 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 4, 2003, for a more complete description of our accounting policies and the extent of our use of such instruments.

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at October 5, 2003. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis. At October 5, 2003, our outstanding debt totaled $366.8 million, which consisted of fixed-rate debt of $250.0 million and variable-rate debt of $116.8 million. Based on our average outstanding borrowings under our variable-rate debt for the thirty-nine weeks ended October 5, 2003, a one-percentage point increase in interest rates would have negatively impacted our pre-tax earnings and cash flows by approximately $0.7 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at October 5, 2003 by approximately $6.0 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Euro, British pound sterling and Mexican peso. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At October 5, 2003, we had a $3.4 million liability associated with these foreign currency forward contracts offset by an equal amount in accumulated other comprehensive loss. A ten percent adverse change in the foreign currency spot rates would increase our foreign currency forward contract liability held at October 5, 2003 by $7.6 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to the economic climate or other unforeseen circumstances. We are purchasing yarn from Frontier Yarns, LLC, Frontier Spinning Mills, Inc., and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We do not have any outstanding commodity futures contracts at October 5, 2003.

Forward Looking Information

With the exception of historical information, this Quarterly Report on Form 10-Q, including management’s discussion and analysis, contains certain forward-looking statements within the meaning of the federal securities laws. This includes statements concerning plans, objectives, projections and expectations relating to our operations or economic performance. Wherever possible, we have identified these forward-looking statements by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “could”, “may”, “plan”, “project”, “predict”, “will” and similar expressions. In addition, the Company and its representatives may from time to time make oral or other written statements that are also forward-looking statements. All such forward-looking statements are based on assumptions that we believe are reasonable when made.

Such forward-looking statements are subject to risks and uncertainties that could cause our actual results and performance to differ materially from those expressed in, or implied by, such forward-looking statements, including, but not limited to, risks related to: (a) the seasonal nature of our business; (b) the Moving Comfort, Bike Athletic and Spalding acquisitions and our overall acquisition strategy; (c) our ability to realize the savings and efficiencies contemplated by our multi-year restructuring and reorganization plan and our Operational Improvement Program; (d) dependence on third parties for our yarn requirements and for the manufacture of some of our products; (e) the effects of lawsuits; (f) the accounting for stock-based compensation; (g) significant competitive activity, including, but not limited to, pricing and the similarity of some of our products with those of our competitors; (h) introduction of new products and our overall product mix; (i) our efficient utilization of production facilities; (j) raw material price volatility; (k) the impact of economic conditions in the markets where we operate, such as changes in interest rates, currency exchange rates, inflation rates, commodity prices, and other external factors over which we have no control; (l) changes in customer demand for our products; (m) the costs of insurance and pension expenses; (n) the collectibility of receivables from our customers; (o) the ability to effect our cost savings initiatives; (p) our management of inventory levels and working capital; (q) our debt structure and cash management; (r) the success of our marketing and advertising programs; (s) our investments in capital expenditures; and other risk factors listed from time to time in our SEC reports and announcements. The risks listed above are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Please see our update under the “Liquidity and Capital Resources” section of Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations.

ITEM 4. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal period covered by this quarterly report. Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to us (including our consolidated subsidiaries) required to be included in our reports filed or submitted under the Exchange Act.

(b) Internal Control Over Financial Reporting. There have not been any changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

(b) Reports on Form 8-K

On July 31, 2003, we filed a Form 8-K relating to the issuance of our press release announcing our results of operations for the fiscal 2003 second quarter.

On September 9, 2003, we filed a Form 8-K relating to the issuance of a press release setting forth a revised outlook of operating results for the third quarter of 2003 and full year 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: November 18, 2003	/s/ Robert D. Martin
Robert D. Martin
Senior Vice President and Chief Financial Officer

Date: November 18, 2003	/s/ Larry E. Workman
Larry E. Workman, Controller
(Principal Accounting Officer)