Form 10-K
period 2004-01-03
RUSSELL CORP
filed 2004-03-18
CIK 85812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 3, 2004

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-1790

RUSSELL CORPORATION

(Exact name of registrant as specified in its charter)

Alabama (State or other jurisdiction of incorporation or organization) 3330 Cumberland Blvd, Suite 800	63-0180720 (I.R.S. Employer Identification No.)
Atlanta, Georgia	30339

Registrant’s telephone number, including area code:	(678) 742-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, $.01 par value	New York Stock Exchange Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [X]  No [  ]

The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of July 3, 2003, was approximately $628,718,517.

As of March 5, 2004, there were 32,553,384 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004 (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

Russell Corporation (“Russell,” “we,” “our” or the “Company”) is a leading branded athletic, activewear and outdoor company marketing athletic uniforms, apparel, sporting goods, athletic equipment, and accessories for a wide variety of sports, outdoor and fitness activities under widely-recognized brand names including Russell Athletic®, Jerzees®, Mossy Oak®, Cross Creek®, Moving Comfort®, Discus®, Bike®, Spalding®, Dudley®, and Sherrin®. Russell was incorporated in 1902 and has its headquarters in Atlanta, Georgia. The Russell name has been associated with high quality apparel since 1902 and with team uniforms since 1932.

We design, market and manufacture or source a variety of apparel products including fleece, t-shirts, casual shirts, jackets, athletic shorts, socks and camouflage attire for men, women, boys, and girls. We are a leading supplier of team uniforms and related apparel to college, high school and other organized sports teams. In addition, we completed two acquisitions in 2003 that launched our participation in the sporting goods and athletic equipment markets. In February 2003, we acquired the brand and related assets of Bike Athletic Company, which introduced athletic supporters, knee and elbow pads, braces, and protective equipment into our product offering. Then, with the May 2003 acquisition of the brands, contracts and related assets of the sporting goods business of Spalding Sports Worldwide, Inc., we became a leading marketer of basketballs, footballs, soccer balls, and volleyballs. Spalding is the official basketball supplier for the National Basketball Association (“NBA”) and the Women’s National Basketball Association; the official football for the Arena Football League; the official soccer ball of the Major Indoor Soccer League; and the official volleyball for the National Collegiate Athletic Association and American Volleyball Association.

We offer a diversified portfolio of brands across multiple distribution channels and market our products in the United States and Canada and approximately 70 other countries. We market and distribute our products through mass merchandisers, sporting goods dealers, department and sports specialty stores, college stores, on-line retailers, mail order houses, artwear distributors, screenprinters, and embroiderers. We sell our products primarily through a combination of salaried, Company-employed sales persons and commission agents. We operate in two segments: Domestic, which includes the United States, and International. Domestic segment sales represented approximately 92% of our total 2003 net sales. The Domestic segment is further aligned by distribution channel: Athletic, Mass Retail and Artwear/Careerwear. For fiscal 2003, these channels represented approximately 32%, 29% and 31%, respectively of our total net sales. International segment sales represented approximately 8% of our total 2003 net sales.

We produce finished apparel and fabrics utilizing owned facilities, as well as contractors and other suppliers for knitting and weaving, dyeing and finishing, and cutting and sewing operations. The products offered by the Spalding and Bike businesses are primarily sourced from third-party contractors. We outsource our yarn requirements, purchasing the majority from the yarn spinning joint venture we entered into in 2001 pursuant to a long-term supply agreement, and the remainder from other manufacturers. For further discussion of our yarn joint venture, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Notes 8 and 9 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

Knitting, weaving, dyeing, finishing, and cutting processes are primarily performed in Company-owned facilities in the United States. Approximately 99% of our apparel sewing and assembly operations are conducted offshore for products sold by the Domestic segment (excluding socks). Our dependence on third parties for manufacturing and raw materials production could subject us to difficulties in obtaining timely delivery of products that meet our quality standards. Although we monitor the performance of our contractors, we cannot assure that they will deliver our products in a timely manner or that they will meet our quality standards. In this event, failure to satisfy our customers’ requirements could result in our customers canceling orders, demanding reduced prices, refusing to accept orders, or reducing future orders, any of which could have a material adverse effect on our business, results of operations and financial condition.

In 1998, we initiated a Multi-Year Restructuring and Reorganization Program with the objectives of: (i) transitioning the Company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products; and (ii) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to further reduce costs, such as strategic outsourcing arrangements, transferring our sewing and assembly operations to offshore facilities, and utilizing increasingly efficient domestic facilities. We substantially completed our restructuring and reorganization program in 2001. In October 2003, we announced an Operational Improvement Program (“OIP”) targeting $50 million in cost reductions to offset anticipated selling price decreases, higher fiber costs and other cost increases anticipated in fiscal 2004. The OIP includes improving our operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (1) expanded production with lower cost contractors; (2) lower sourcing costs; (3) increased efficiencies in domestic textile operations;

and (4) improved distribution costs. As part of the OIP, we eliminated approximately 100 positions, primarily salaried and administrative office staff, and incurred asset impairment charges associated with the planned closings of two international sales offices and the abandonment of a previously idled domestic finished goods warehouse. For further discussion of activities under the restructuring and reorganization program and the OIP, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 and Note 9 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

We do not have long-term supply contracts for any of our raw materials other than yarn, but we believe there are readily available alternative sources of supply. However, if we are unable to secure or maintain our relationships with suppliers, or experience delays in obtaining alternative sources of supply, we may not be able to fulfill our customers’ requirements, which could have a material adverse effect on our business, results of operations and financial condition. The raw materials used to manufacture our products are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, and other unpredictable factors. To reduce the risk caused by market fluctuations, we have in the past entered into futures contracts to hedge commodity prices, principally cotton, on portions of anticipated purchases. However, due to the sale of our yarn spinning assets to our yarn joint venture, we no longer directly hold any significant hedging positions and have no present intention to engage in further commodity hedging. The yarn supply agreement provides for pricing to be calculated on a conversion cost basis plus the actual cost of raw materials. We direct the timing and pricing of cotton purchases by the joint venture.

Our results of operations are affected by numerous factors, including seasonal variations. Typically, demand for our apparel products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our apparel products, particularly for our fleece products. Generally, we produce and store finished goods inventory, particularly fleece, to meet the expected demand for delivery in the upcoming season. If, after producing and storing inventory in anticipation of seasonal deliveries, demand is significantly less than expected, we may hold inventory for extended periods of time or sell excess inventory at reduced prices. Either scenario could adversely affect our results of operations. Reduced demand could also result in slower production, lower plant and equipment utilization and lower fixed operating cost absorption, all of which would have a negative impact on our business. In addition, due to the time that may lapse between production and shipment of goods, prices may or may not immediately reflect changes in our cost of raw materials and other costs.

Some of our customers are material to our business and results of operations. For fiscal 2003, 2002 and 2001 respectively, Wal-Mart and its subsidiaries, our largest customer, represented approximately 21.2%, 19.6% and 17.8% of our consolidated gross sales. Our percentage of gross sales to Wal-Mart and its subsidiaries may increase as we pursue opportunities for new business with Wal-Mart. Our top ten customers accounted for approximately 46% of our 2003 gross sales. We believe that consolidation in the retail industry and the strength of our customers have given certain customers the ability to make greater demands and we expect this trend to continue. However, we also believe that this consolidation may afford us greater cost savings potential as a result of more advantageous economies of scale. If consolidation continues, our sales and results of operations may be increasingly sensitive to a deterioration in the financial condition of, or other adverse developments with, one or more of our customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on a season by season basis, they generally purchase our products on an order-by-order basis and the relationship, as well as particular orders, can be terminated at any time. The loss of, or significant decrease in, business from any of our major customers could have a material adverse effect on our business, results of operations and financial condition.

Financial Information About Segments

Russell has two reportable segments: Domestic and International. The Domestic segment is further aligned by distribution channel: Athletic, Mass Retail and Artwear/Careerwear. Athletic, Mass Retail and Artwear/Careerwear have been aggregated into the Domestic reportable segment because these business lines are similar in economic characteristics, products, production processes, type of customer, distribution method and regulatory environment. The International segment distributes most of our athletic, outdoor and activewear products. For further discussion of the financial information on our segments, see Note 10 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

Domestic. Our Domestic segment is organized into three distribution channels: (1) Athletic, (2) Mass Retail and (3) Artwear/Careerwear. The Athletic channel is comprised of Russell Athletic®, Bike®, Moving Comfort®, Spalding®, Dudley®, and Discus® products. The Mass Retail channel is made up primarily of Jerzees® and Jerzees Outdoors® products and Mossy Oak® camouflage products. The Artwear/Careerwear channel consists primarily of Jerzees®, Cross Creek®, and Three Rivers® unprinted or “blank” products that are sold to artwear distributors, wholesalers and embellishers who then decorate the products or sell them to a third party, such as a screen printer. This channel also includes fabrics that we sell to other apparel manufacturers, primarily for the manufacture of school and industrial uniforms.

International. The International segment is made up primarily of sales of our core Russell Athletic® and Jerzees® apparel products outside the United States. For fiscal 2003, this segment represented approximately 8%, or $101.4 million, of total net sales. The majority of our International segment business is sales of Jerzees® products to the artwear channel in Europe. In Europe, we also market Russell Athletic® products primarily through nine licensing arrangements. Russell Athletic® products are also sold in Japan, where Discus® products are sold as well. Our International sales force and the independent agents dedicated to the international business are primarily based in the United Kingdom, continental Europe, Mexico, Japan, and Australia and are generally assigned by business line and by geographic territory.

Financial Information About Geographic Areas

See “Enterprise-wide Disclosures” from Note 10 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

Our foreign operations subject us to risks customarily associated with foreign operations. Our products are sold in more than 70 countries and we have facilities in numerous foreign countries, including Australia, Honduras, Mexico, and the United Kingdom, with the majority of our foreign sales being in Europe, Australia and Mexico. Net sales are collected in the local currency, exposing the Company to risks of change in social, political and economic conditions inherent in operating in foreign countries, including, but not limited to, the following: (i) currency fluctuations; (ii) import and export license requirements; (iii) trade restrictions; (iv) changes in tariffs and taxes; (v) restrictions on repatriating foreign profits back to the United States; (vi) foreign laws and regulations; (vii) difficulties in staffing and managing international operations; (viii) political unrest; and (ix) disruptions or delays in shipments.

We have foreign currency exposures relating to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the euro, British pound sterling and Mexican peso. Fluctuations in foreign currency exchange rates may affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Fluctuations in currency exchange rates may also affect the relative prices at which we and our foreign competitors sell products in the same markets. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition. For further discussion of foreign currency exposures, see “Quantitative and Qualitative Disclosures About Market Risks” in Part II, Item 7A of this Report on Form 10-K.

Intellectual Property

We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Russell Athletic®, Jerzees®, Bike®, Cross Creek®, Moving Comfort®, Spalding®, Infusion®, Dudley®, and Discus® and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. We also have a worldwide license to use certain registered Mossy Oak® trademarks. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products.

We hold licenses to manufacture and sell Major League Baseball apparel products, NBA basketballs, college apparel and Mossy Oak® branded camouflage apparel. Our licenses with Major League Baseball expire on December 31, 2004, and will not be renewed. Our licenses with the NBA allow us to manufacture, market and sell NBA and team-identified basketballs (including the official game ball of the NBA) and certain other NBA and team-identified products worldwide through September 30, 2005. These licenses require us to pay licensing fees, including fixed minimum fees plus a percentage of net sales on those products, and require us to provide a specified amount of product to the NBA and NBA teams free of charge. We intend to negotiate the renewal of the NBA licenses on commercially reasonable terms; however, we cannot guarantee that we will be able to renew our licenses with the NBA or that the NBA will not grant additional licenses to other parties.

Our Mossy Oak® license from Haas Outdoors is perpetual and permits us to use certain of the licensor’s trademarks, service marks, trade names, logos, and copyrights on apparel and accessories. This license is non-exclusive for certain products including accessories, gloves, headwear, footwear, bags, and products incorporating performance features such as special fabrics. The Mossy Oak® license also requires that we pay a licensing fee calculated as a percentage of net sales from our Mossy Oak® products, with certain minimum annual royalty payments through 2005. If we fail to comply with the terms of the Mossy Oak® license, including the obligation to make royalty payments, Haas Outdoors may terminate the license.

We have two non-exclusive licenses with licensing agents that cover approximately 180 colleges and universities. One of these licenses expires on March 31, 2004, and we expect to renew that license. The other license automatically renews for rolling one-year terms, but is subject to termination without cause at any time on 90 days notice. We also have approximately 60 licenses directly with colleges and universities that are generally for one to two year terms and require us to pay a licensing fee of a percentage of net sales.

Product innovation is a highly important factor in our sporting goods and athletic equipment businesses and many of the innovations in the products marketed by those businesses have been patented. The loss of any of our patents could result in increased competition and reduced sales and margins of these products. However, we do not believe that the loss of any one patent would have a material effect on our business, results of operations and financial condition.

Competition

The apparel and sporting goods industries are extremely competitive. While no single competitor dominates any channel in which we operate, some of our competitors are larger, more diversified and have greater financial and other resources than we do. We, and others in our industry, face competition on many fronts, including, without limitation: (i) quality of product; (ii) brand recognition; (iii) price; (iv) product differentiation; (v) advertising; and (vi) customer service. We also compete with companies outside the United States, many of which may have lower costs. Our ability to remain competitive in the areas of quality, price, marketing, product development, manufacturing, distribution, and order processing will, in large part, determine our future success.

Employees

As of January 3, 2004, we employed 13,644 persons. We have never had a strike or work stoppage and consider our relationship with our employees to be good.

Regulation

We are subject to federal, state and local laws and regulations affecting our business, including, but not limited to, those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, and the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. We believe that we are in compliance with all applicable governmental regulations under these statutes. We also believe that we are in compliance with all current environmental requirements and we expect no material environmental expenditures in the foreseeable future.

Available Information

Our Internet address is www.russellcorp.com and our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the Investor Relations section of our website as soon as reasonably practicable after filing with the Securities and Exchange Commission.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain statements that describe our beliefs concerning future business conditions, prospects, growth opportunities, new product lines and the outlook for the Company based upon currently available information. Wherever possible, we have identified these “forward-looking” statements (as defined in Section 21E of the Securities Exchange Act of 1934) by words such as “anticipates”, “believes”, “could”, “may”, “intends”, “estimates”, “expects”, “projects”, and similar phrases. These forward-looking statements are based upon assumptions we believe are reasonable.

Such forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to: (a) economic conditions; (b) changes in weather and the seasonal nature of our business; (c) significant competitive activity, including, but not limited to, promotional and price competition; (d) changes in customer demand for our products; (e) inherent risks in the marketplace associated with new products and new product lines; (f) the ability to implement and achieve the goals of our Operational Improvement Program and other cost savings initiatives; (g) the collectibility of receivables from our customers; (h) our debt structure, cash management and cash requirements; (i) risks relating to fluctuations in interest rates, currency exchange rates and commodity prices; (j) estimates and assumptions utilized in our accounting practices; (k) plant utilization; (l) our Multi-Year Restructuring and Reorganization Program; (m) implementation of new systems; (n) effects of lawsuits and government regulations; (o) dependence on licenses from third parties; (p) price volatility of raw materials and the availability of alternative sources of supply; (q) reliance on a few customers for a portion of our sales; (r) dependence on third parties for the production of yarn and the manufacture of certain of our products; (s) our international operations; (t) protection of our intellectual property; (u) risks related to our acquisition strategy; and (v) other risk factors listed from time to time in our SEC filings. The risks listed above are not exhaustive and other sections of this annual report may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

Russell’s principal executive office is located in Atlanta, Georgia, with other executive offices located in Alexander City, Alabama, Ft. Payne, Alabama, and Springfield, Massachusetts. We own manufacturing plants and distribution facilities for the Domestic segment in Alabama, Georgia, North Carolina, Mexico, and Honduras. We have secured most of our outstanding debt by a pledge of substantially all of our domestic assets, which included first mortgages on our real property in the United States, other than property held for sale, and encumbrances on manufacturing machinery held in the United States. We have no other material encumbrances on real property or manufacturing machinery.

We believe that all of our properties are well maintained and suitable for operation and are currently fully utilized for such purposes, excluding plants and equipment that are held for sale as a result of our OIP and our restructuring and reorganization program (See Note 9 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K).

We utilize an aggregate of approximately 8,256,000 square feet of manufacturing, warehousing and office facilities, and have approximately 1,398,000 square feet that is either idle or held for sale. The following table summarizes the approximate areas of such facilities:

			Total
Primary Use	Domestic	International	Square Feet
Knitting and Weaving	770,000	—	770,000
Dyeing and Finishing	889,000	—	889,000
Cutting and Sewing	1,636,000	41,000	1,677,000
Warehousing and Shipping	3,729,000	301,000	4,030,000
Administrative and Sales Offices	275,000	31,000	306,000
Idle or held for sale	1,398,000	—	1,398,000
Other	584,000	—	584,000

All presently utilized facilities in the U.S. are owned, except certain regional sales offices, certain warehousing and shipping facilities and the Company’s executive offices in Atlanta, Georgia and Springfield, Massachusetts (see Note 8 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K).

ITEM 3. LEGAL PROCEEDINGS

We are a co-defendant in Locke, et al. v. Russell Corporation, et al., in Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. However, ten families dropped out of the case and there are five remaining plaintiff families. In May 2002, the trial court entered summary judgment in our favor on all but one of the plaintiffs’ claims. The remaining claim, which involves a private right of action for public nuisance, was scheduled for trial in October 2003; however, the trial court has continued the case until 2004 and allowed us to move for summary judgment on the remaining claim. We filed our summary judgment motion on October 31, 2003, which is pending before the court.

A substantially identical lawsuit to the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). On May 22, 2002, the trial court entered summary judgment in our favor on all claims, and, on June 17, 2002, the plaintiffs filed a motion to alter that determination, which is pending. The allegations in the Locke and Gould cases are similar to those contained in a case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in our favor by a ruling by the Alabama Supreme Court in 2001. We plan to vigorously defend the Locke and Gould suits.

We are a party to various other lawsuits arising out of the normal conduct of our business. We do not believe that any of these matters, if adversely determined, would have a material adverse effect upon us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Russell’s securities are traded on the New York Stock Exchange and various other regional exchanges under the ticker symbol RML. As of March 9, 2004 we had approximately 9,000 holders of record of our common stock. The range of high and low prices of our common stock, year-end closing prices and the dividends per share declared during each calendar quarter of the last two years are presented below:

2003	Dividend	High	Low	Close
First	$0.04	$17.89	$14.94
Second	0.04	21.15	17.25
Third	0.04	20.39	15.43
Fourth	0.04	18.72	15.60

	$0.16			$17.56

2002	Dividend	High	Low	Close
First	$0.04	$16.10	$14.50
Second	0.04	19.55	14.30
Third	0.04	19.25	14.37
Fourth	0.04	17.40	13.14

	$0.16			$16.74

We are subject to certain restrictions on our ability to pay dividends under the terms of our $325 million Senior Secured Credit Facilities and our $250 million aggregate principal amount of 9.25% Senior Unsecured Notes due 2010. For a description of such restrictions, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

Securities Authorized for Issuance Under Equity Compensation Plans

	NUMBER OF SECURITIES		REMAINING AVAILABLE FOR
	TO BE ISSUED UPON	WEIGHTED-AVERAGE	FUTURE ISSUANCE UNDER
	EXERCISE OF	EXERCISE PRICE OF	EQUITY COMPENSATION PLANS
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	(EXCLUDING SECURITIES
	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	REFLECTED IN COLUMN (a))
PLAN CATEGORY	(a)	(b)	(c)
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	2,828,767	$21.46	3,208,982 (1)
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS	1,036,812	$15.83	139,323 (2)

TOTAL	3,865,579	$19.97	3,348,305

(1)	Of this number of shares, 543,050, 2,342,738 and 323,194 are reserved for issuance under the 2000 Employee Stock Purchase Plan, Executive Incentive Plan and the 2000 Non-Employee Directors’ Compensation Plan, respectively. Both the Executive Incentive Plan and the 2000 Non-Employee Directors’ Compensation Plan permit grants of several forms of equity securities in addition to options, warrants or rights. See Note 7 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

(2)	These shares are reserved for issuance under the Russell Corporation 2000 Stock Option Plan (the “2000 Option Plan”). The 2000 Option Plan was adopted by the Board of Directors as an incentive compensation plan that gives us broad discretion to grant awards, and develop the terms of such awards, to any employee or consultant of the Company. Approval of the 2000 Option Plan by security holders was not required under applicable regulations. The 2000 Option Plan permits the issuance of awards in a variety of forms, including: (a) incentive stock options; (b) non-qualified stock options; (c) reload stock options; (d) restricted shares; (e) bonus shares; (f) deferred shares; (g) freestanding stock appreciation rights; (h) tandem stock appreciation rights; (i) performance units; and (j) performance shares.

ITEM 6. SELECTED FINANCIAL DATA

Ten-Year Selected Financial Highlights

(Dollars in thousands, except Common Stock Data and Financial Statistics)	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Operations
Net sales(a) (b)	$1,186,263	$1,164,328	$1,160,925	$1,226,328	$1,148,864	$1,180,118	$1,228,198	$1,244,204	$1,152,633	$1,098,259
Cost of goods sold(a) (b)	842,127	825,763	894,018	885,476	851,591	878,106	857,531	846,166	816,834	739,700
Operating income(b)	93,641	104,971	(54,269)	65,478	48,390	17,559	116,517	155,283	109,431	147,019
Interest expense(b)	29,663	30,246	32,324	32,401	28,060	27,824	28,165	25,738	21,698	19,434
Income (loss) before income taxes(b) (c) (d)	63,978	54,628	(86,593)	33,077	20,330	(10,265)	88,352	129,545	87,733	127,585
Income tax (benefit) provision(e)	20,939	20,322	(31,107)	18,562	11,942	114	33,904	47,969	33,616	48,759
Net income (loss) applicable to common shares(b) (c) (d) (e)	43,039	34,306	(55,486)	14,515	8,388	(10,379)	54,448	81,576	54,117	78,826
Financial Data
Depreciation and amortization	$44,936	$45,061	$49,408	$54,645	$63,891	$74,368	$74,421	$72,226	$68,010	$67,042
Capital expenditures	38,641	28,343	48,975	59,457	53,376	72,864	72,926	114,031	86,556	38,562
Working capital(b)	404,068	385,118	401,816	471,414	460,041	435,819	501,431	412,591	438,070	310,330
Long-term debt(b)	272,355	265,000	310,936	384,211	377,865	323,043	360,607	255,935	287,878	144,163
Stockholders’ equity	514,864	467,253	454,231	525,940	549,342	614,771	665,602	679,823	632,558	628,662
Capital employed	787,219	732,253	765,167	910,151	927,207	937,814	1,026,209	935,758	920,436	772,825
Total assets(b)	1,023,307	963,115	995,170	1,153,160	1,153,131	1,153,564	1,247,962	1,195,180	1,118,164	1,046,577
Common Stock Data
Net income (loss) assuming dilution(b) (c) (d) (e)	$1.32	$1.06	$(1.74)	$0.44	$0.25	$(0.29)	$1.47	$2.11	$1.38	$1.96
Dividends	0.16	0.16	0.46	0.56	0.56	0.56	0.53	0.50	0.48	0.42
Book value	15.83	14.52	14.19	16.49	16.74	17.31	18.25	17.87	16.34	15.84
Price Range:
High	21.15	19.55	20.84	22.94	25.12	33.88	38.38	33.75	31.25	32.63
Low	14.94	13.14	11.02	12.13	12.13	18.00	25.00	23.13	22.00	24.00
Financial Statistics
Net sales divided by:
Receivables(b) (f)	7.3	7.4	6.4	6.3	6.2	5.6	5.3	5.5	5.3	5.6
Inventories(b) (f)	3.6	3.5	3.0	3.1	3.0	3.2	3.4	3.7	3.8	3.9
Capital employed(f)	1.6	1.6	1.4	1.3	1.2	1.2	1.3	1.3	1.4	1.4
Interest coverage(b) (c)	3.2	3.5	(1.7)	2.0	1.7	0.6	4.1	6.0	5.0	7.6
Income (loss) before income taxes as a percent of sales(b) (c) (d)	5.4%	4.7%	(7.5)%	2.7%	1.8%	(0.9)%	7.2%	10.4%	7.6%	11.6%

(Dollars in thousands, except Common
Stock Data and Financial Statistics)	2003	2002	2001	2000	1999	1998	1997	1996	1995	1994
Net income (loss) as a percent of sales(b) (c) (d) (e)	3.6%	2.9%	(4.8)%	1.2%	0.7%	(0.9)%	4.4%	6.6%	4.7%	7.2%
Net income (loss) as a percent of Stockholders’ equity(b) (c) (d) (e) (f)	8.8%	7.4%	(11.3)%	2.7%	1.4%	(1.6)%	8.2%	12.4%	8.6%	13.0%
Other Data
Net common shares outstanding (000s omitted)	32,523	32,186	32,008	31,896	32,814	35,519	36,463	38,049	38,715	39,689
Approximate number of common shareholders	9,000	9,000	8,800	8,000	8,000	8,000	10,100	12,300	12,300	13,000

(a)	Fiscal 1999, 2000, 2001, 2002, and 2003 include costs associated with outbound freight as cost of goods sold in accordance with EITF 00-10, as described in Note 1 to the consolidated financial statements. These freight costs for fiscal 1999, 2000, 2001, 2002, and 2003 were $6,630,000, $8,750,000, $9,622,000, $9,451,000, and $10,123,000, respectively. Fiscal 1994 through 1998 include such costs as a reduction of net sales.

(b)	On February 6, 2003, we acquired the majority of the assets of Bike Athletic Company. On May 16, 2003, we completed the acquisition of the brands, contracts and related net assets of Spalding Sports Worldwide, Inc. The results of operations for Bike and Spalding have been included in our consolidated financial statements since their respective acquisition dates. See note 14 to the consolidated financial statements for more information on these acquisitions.

(c)	Fiscal 1998, 1999, 2000, 2001, and 2003 include special charges of $83,007,000, $70,721,000, $65,011,000, $144,092,000, and $7,303,000 respectively, as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations. The after-tax impact of these charges on 1998, 1999, 2000, 2001, and 2003 earnings was ($1.46), ($1.38), ($1.46), ($2.88), and ($0.15) respectively, per diluted share. There were no special charges incurred in fiscal 2002.

(d)	Fiscal 2002 includes a charge of $20,097,000 ($12,621,000, net of tax) associated with the early retirement of long-term indebtedness as described in Note 2 to the consolidated financial statements. The after-tax impact of this charge on 2002 earnings was ($0.39) per diluted share.

(e)	Fiscal 2003 includes non-recurring favorable tax effects of $2,635,000 ($0.08 per diluted share) as described in Note 6 to the consolidated financial statements.

(f)	Average of amounts at beginning and end of each fiscal year.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

We are a leading branded athletic, outdoor and activewear company with over a century of success in marketing athletic uniforms, apparel and accessories for a wide variety of sports, outdoor and fitness activities. Our brands include: Russell Athletic®, JERZEES®, Mossy Oak®, Cross Creek®, Discus®, and Moving Comfort® along with Bike®, Spalding®, Dudley®, and Sherrin® which we acquired in 2003.

We design, market and manufacture or source a variety of apparel products including fleece, t-shirts, casual shirts, jackets, athletic shorts, socks and camouflage attire for men, women, boys, and girls. We are a leading supplier of team uniforms and related apparel to college, high school and organized sports teams. We are, and will be through 2004, the official uniform supplier of 15 Major League Baseball teams, including the Atlanta Braves, New York Yankees, San Francisco Giants, and Seattle Mariners. In addition, we are the official uniform supplier to the U. S. Olympic baseball team and Little League Baseball and an official uniform supplier to Minor League Baseball. The Russell name has been associated with high quality apparel for over 100 years and with team uniforms since 1932.

With our recent acquisition of the brand and related assets of Bike Athletic Company, we now also market and source athletic supporters, knee and elbow pads, braces, and protective equipment. Furthermore, with the acquisition of the brands, contracts and related assets of the sporting goods business of Spalding Sports Worldwide, Inc., we are now a leading marketer of basketballs, footballs, soccer balls, and volleyballs. Spalding is the official basketball supplier for the National Basketball Association (“NBA”) and the Women’s National Basketball Association (“WNBA”); the official football for the Arena Football League; the official soccer ball of the Major Indoor Soccer League; and the official volleyball for the National Collegiate Athletic Association (“NCAA”) and American Volleyball Association.

We operate our business in two segments: Domestic and International. The Domestic segment is further aligned by distribution channel: Athletic, Mass Retail and Artwear/Careerwear. The International segment distributes most of our athletic, outdoor and activewear products.

Critical Accounting Policies

The following discussion and analysis of our financial condition, results of operations, liquidity, and capital resources are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, long-lived assets, deferred income taxes, restructuring reserves, pensions and other post-retirement benefits, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that some of our significant accounting policies involve a higher degree of judgment or complexity than our other accounting policies. We have identified the policies below as critical to our business operations and the understanding of our results of operations. The impact and associated risks related to these policies on our business operations are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements.

Revenue recognition. We recognize revenues, net of estimated sales returns, discounts and allowances, when goods are shipped, title has passed, the sales price is fixed, and collectibility is reasonably assured. Substantially all of our sales reflect FOB (“free-on-board”) shipping point terms.

We record provisions for estimated sales returns and allowances on sales in the same period as the related sales are recorded. These estimates are based on historical sales returns, analyses of credit memo data and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, net sales could either be understated or overstated.

Trade accounts receivable. Trade accounts receivable consist of amounts due from our normal business activities. We maintain an allowance for doubtful accounts to reflect expected credit losses. We provide for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the creditworthiness of each customer. Furthermore, these judgments must be continually evaluated and updated. If the financial condition of our customers were to deteriorate causing an impairment of their ability to make payments, additional provisions for bad debts may be required in future periods. On the other hand, if our ultimate recovery on the accounts we have reserved or written off exceeds our estimates, we may need to decrease our reserves in the future. For example, we increased our reserve in the third quarter of fiscal 2002 to reflect estimated losses related to Kmart Corporation (“Kmart”), which filed for protection under federal bankruptcy laws in January 2002. In 2003, we sold our Kmart pre-petition receivables, and thus, we are no longer exposed to further credit losses on Kmart pre-petition receivables.

Inventories. Inventories are carried at the lower of cost or market, with cost for a substantial portion of inventories determined under the Last-In, First-Out (LIFO) method. We write down obsolete and unmarketable inventories to their estimated net realizable value based upon, among other things, assumptions about future demand and market conditions. We apply the lower of cost or market principle to LIFO inventories in the aggregate, rather than to individual stock keeping units (SKU’s), because it is not practical to establish the LIFO cost of an individual SKU. If actual market conditions are less favorable than we project, additional inventory write-downs may be required.

In 2003, our pre-tax income was favorably impacted by $2.5 million from the liquidation in one of our LIFO pools that had inventory quantities carried at lower costs prevailing in prior years as compared with current costs. In 2002, we recorded a LIFO charge of $10.3 million due to lower inventory levels, of which $6.0 million related to the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with our current manufacturing costs.

Deferred Tax Assets. We record a valuation allowance to reduce deferred tax assets to the amount we believe is likely to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, we would make an adjustment to increase our valuation allowance for deferred tax assets and that adjustment would be charged to income in the period that we make the determination. Likewise, if we determine that we will be able to realize more of our deferred tax assets than we currently expect, we would adjust our deferred tax assets, which would have the effect of increasing income in the period that we make the determination. We recorded $5.9 million, $2.6 million and $2.8 million of valuation allowances related to net deferred tax assets (primarily foreign and state net operating loss carryforwards) in fiscal 2003, 2002 and 2001, respectively. At the end of fiscal 2003, our total valuation allowances amounted to $19.5 million.

Impairment and Depreciation of Property, Plant and Equipment. Property, plant and equipment are stated at historical cost and depreciation is computed using the straight-line method over the lives of the assets. We estimate the depreciable lives of property, plant and equipment based on the period over which the assets will be of economic benefit to us. In 2003, we completed the implementation of our new fixed asset system, which resulted in the retirement of approximately $174.8 million of assets (primarily machinery and equipment) that were primarily fully depreciated and no longer in use.

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Most of our property, plant and equipment are employed in integrated manufacturing and distribution processes. Accordingly, we ordinarily cannot assess impairment of assets held for use at the individual asset level, but rather we aggregate them into logical groups for purposes of testing whether they are impaired. When we identify assets that will be taken out of service through the ordinary course of replacement and modernization or through restructuring activities, we shorten the remaining useful lives and adjust the salvage values, as appropriate, to recognize depreciation over the shortened remaining estimated useful lives. Otherwise, we classify assets as held for sale, write down the carrying value to fair value (less cost to sell) and suspend depreciation on the assets when we formulate a plan of disposal and there is no operational requirement to continue their use. We determine fair value, in most cases, by reference to third-party appraisals, and, in other cases, we perform internal analyses based upon recent sales prices of comparable assets (when available). We periodically evaluate the carrying values of assets held for sale to determine whether revisions are needed to reflect changed circumstances, including market conditions.

In 2003, we recorded $2.0 million, net of $1.1 million of realized gains on the disposal of five properties, of asset impairment charges on assets previously held for sale and an asset that we abandoned. At January 3, 2004, we had six idled properties remaining to be sold, which are reflected in our consolidated balance sheet at approximately $5.6 million, representing our best estimates of ultimate selling prices less disposal costs. Although we do not anticipate further significant charges, the actual proceeds from the sales of these facilities and the actual costs to dispose of these assets may differ from our current estimates, which would require us to recognize a non-operating charge or credit to future earnings.

Impairment and Amortization of Intangible Assets. Under FASB Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, amortization of goodwill is eliminated; however, an annual two-step impairment test is required. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying value. In performing these annual impairment tests, we make assumptions regarding estimated future cash flows and other factors to determine whether the carrying values are impaired, and then, if impaired, to determine the amount of any impairment loss required to reduce the carrying value to fair value. If these estimates or assumptions change, we may be required to record impairment charges for these assets.

Purchased intangibles with indefinite economic lives are tested for impairment annually using a lower of cost or fair value approach. In determining whether an intangible has an indefinite life, we consider the expected use of the asset; the expected useful lives of other assets to which the asset may relate; any legal, regulatory or contractual provisions; the level of maintenance expenditures required to obtain the expected future cash flows from the asset; and the effects of obsolescence, demand and other economic factors. In performing these annual impairment tests, we make assumptions regarding estimated future cash flows and other factors to determine whether the carrying values are impaired, and then, if impaired, to determine the amount of any impairment loss required to reduce the carrying value to fair value. If these estimates or assumptions change, we may be required to record impairment charges for these assets.

Other intangibles continue to be amortized over their estimated useful lives, ranging from 2.4 to 40 years, and reviewed for impairment using a process similar to that used to evaluate property, plant and equipment.

Pension Benefits. We account for defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, which requires us to recognize pension costs and liabilities based on actuarial evaluations. Inherent in these valuations are key assumptions including the discount rate at which the pension obligations could be effectively settled, the anticipated rate of future salary increases, and the assumed long-term rate of return on plan assets. In determining the discount rate, we consider current yields on high-quality fixed-income investments. The salary increase assumption is based upon historical experience and anticipated future management actions. The assumed long-term rate of return on plan assets is based upon the historical rate of return on the invested funds of the pension plan after adjusting for current market trends. Periodic changes in these key assumptions could have a significant impact on the amount of recorded pension liabilities and on future pension benefit costs, although SFAS No. 87 permits the effects of the performance of the pension plan’s assets and changes in pension assumptions on our computation of pension expense to be amortized over future periods. For instance, given the continued decrease in interest rates, we plan to reduce the discount rate from 6.75% in 2003 to 6.25% in 2004. In addition, we plan to change the salary increase assumption from 3.5% in 2003 to 3.0% in 2004. These assumption changes along with changes in the plan participants’ demographics and other factors are expected to increase pension expense by $2.3 million from fiscal 2003 to fiscal 2004.

Although our actual return on pension plan assets improved in 2003, an after-tax minimum pension liability of approximately $18.6 million remained in stockholders’ equity at January 3, 2004.

Restructuring and Other Unusual Charges. With respect to our Operational Improvement Program announced in October 2003 and our Multi-Year Restructuring and Reorganization Program announced in July 1998 (discussed in more detail below), our consolidated balance sheets reflect our best estimate of the ultimate settlement of severance, exit cost and other accruals. In 2003, we recorded approximately $5.3 million in severance and other costs. In addition, we settled some of our estimated liabilities for more or less than the amounts accrued in prior periods. At the end of fiscal 2003, we have approximately $3.6 million in remaining severance, exit cost and other liabilities. Our estimates for these costs could change if the actual costs of termination benefits or other costs are different from our expectations.

Stock Compensation. Awards under our incentive compensation plans (as more fully described in Note 7 to the consolidated financial statements) may include incentive stock awards, nonqualified stock options, reload stock options and restricted shares. On January 5, 2003, we adopted the prospective transition provisions of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation,

as amended by SFAS No. 148. SFAS No. 148 uses a fair value based method of accounting for employee stock awards using assumptions such as a risk-free interest rate, expected dividend yield, expected life of the stock award and the expected volatility of our stock price. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position were not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $0.6 million ($0.4 million after-tax) in stock compensation in 2003. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 7 to the consolidated financial statements for a comparison of reported results versus proforma results that assumes the fair value based method of SFAS No. 148 had been applied to all stock compensation awards granted.

Operational Improvement Program

In October 2003, we announced an Operational Improvement Program targeting $50 million in cost reductions to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The Operational Improvement Program includes improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (1) expanded production with lower cost contractors in Central America; (2) lower sourcing costs; (3) increased efficiencies in domestic textile operations; and (4) improved distribution costs. As part of the Operational Improvement Program, we eliminated approximately 100 positions in 2003, primarily salaried and administrative office staff, and incurred asset impairment charges associated with the planned closings of two International sales offices and the abandonment of a previously idled domestic finished goods warehouse. See Note 9 to the consolidated financial statements for details of the charges associated with the Operational Improvement Program. At the end of fiscal 2003, we had $3.3 million in remaining liabilities, which we expect will be substantially paid in fiscal 2004.

In addition, we have started construction on a new textile plant in Honduras for both t-shirt and fleece production. Once fully operational in 2006, the annual savings from Phase I of the Merendon Plant are expected to be approximately $15 million to $20 million.

Multi-Year Restructuring and Reorganization Program

In July 1998, we adopted a restructuring and reorganization program with the objective of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products; and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. The plan originally called for closing a number of our worldwide facilities (which included selected manufacturing plants, distribution centers and offices); expanding production outside the United States; consolidating and downsizing the licensed products businesses; disposing of owned shopping-center real estate; reorganizing the corporate structure; and other cost savings initiatives. In addition, we established a dual headquarters in Atlanta, Georgia. In July 2001, we announced an extension of this program to align the organization by distribution channel to provide stronger customer service, supply chain management, and more cost-effective operations.

As a result of our restructuring and reorganization program: (1) 100% of our yarn requirements are now purchased, rather than manufactured internally, from Frontier Yarns, LLC (“Frontier Yarns”), our 45.3% owned yarn joint venture, Frontier Spinning Mills, Inc. (“Frontier Spinning”), our joint venture partner, and other third-party suppliers; (2) we reduced our U.S. employee base by approximately 66% from 16,200 in 1998 to 5,502 at the end of 2003; (3) we have outsourced production of approximately 20% of our finished fabrics for our Domestic business; and (4) over 99% of our apparel products (excluding socks) sold are now sewn and assembled offshore, compared to approximately 8.0% in 1997. We also closed 35 facilities and exited unprofitable businesses and product lines representing approximately $150 million of sales as measured by the last full year of operations for each business. The cost savings associated with these initiatives were the primary drivers in maintaining gross margin levels in fiscal years 2001 through 2003 despite pricing pressures in certain of our channels (primarily Artwear/Careerwear) and other factors discussed in the Results of Operations section of Management’s Discussion and Analysis of Financial Condition and Results of Operations.

See Note 9 to the consolidated financial statements for details of the 2001 restructuring, reorganization and other unusual charges associated with the Multi-Year Restructuring and Reorganization Program. See Note 10 to the consolidated financial statements in our 2002 Annual Report for details of the 2000, 1999 and 1998 charges associated with the Multi-Year Restructuring and Reorganization Program. At the end of fiscal 2003, we had $0.3 million in remaining restructuring liabilities under this program, which we expect will be substantially paid in fiscal 2004.

Although the majority of the facilities idled by our restructuring initiatives have been sold, we have six idle properties remaining to sell, which are reflected in our balance sheet at $5.6 million. This value represents our best estimate of future selling prices less disposal costs. We expect most, if not all, of these properties will be sold in 2004; however, given current market conditions, it may take longer to liquidate some of these properties. In 2003, we decreased the carrying value of some of these properties by $2.6 million to reflect difficult market conditions for industrial and warehouse properties in the geographic areas where these properties are located. However, these write downs were partially offset by $1.1 million of gains realized on sales of properties and equipment that we had written down in prior years. We do not anticipate incurring any further charges related to our Multi-Year Restructuring and Reorganization Program, other than to the extent our estimated restructuring liabilities and the carrying value of idled assets differ from the amounts ultimately realized upon settlement of the liabilities or sale of the assets.

Results of Operations

Our results of operations are affected by numerous factors, including competition, general economic conditions, seasonal variation, raw material costs, mix of products sold, and plant utilization. In addition, our results can be affected by the usual risks of doing business abroad, such as possible revaluation of currencies, export duties, quotas, restrictions on the transfer of funds and, in certain parts of the world, political instability. We have not, to date, been materially affected by any such risk, but cannot predict the likelihood of such developments occurring.

Typically, demand for our products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our products, particularly for our fleece products. In addition, athletic and activewear products are generally available from multiple sources and our customers often purchase products from more than one source. To remain competitive, we review and adjust our pricing structure from time to time.

Our product mix affects our overall gross profit margin. Additionally, plant utilization levels are important to our profitability because a substantial portion of our total production cost is fixed. The cost of yarn is a significant component of our cost of goods sold. As a result of our restructuring and reorganization program, in 2002, we discontinued internal production of yarn and began purchasing all of our yarn from Frontier Yarns, Frontier Spinning and other third party suppliers. Yarn prices typically fluctuate principally as a result of supply and demand in the raw cotton and synthetic fibers markets. While cotton prices are primarily affected by agricultural factors and commodity exchange behavior, fluctuations in petroleum prices can influence the prices of chemicals, dyestuffs and polyester yarn. Accordingly, we adjust the timing and size of our raw material purchases when necessary to minimize the impact of these market forces and pricing fluctuations.

The following information is derived from our audited consolidated statements of operations for our fiscal years ended January 3, 2004 (fiscal 2003 – a 52-week period), January 4, 2003 (fiscal 2002 – a 53-week period), and December 29, 2001 (fiscal 2001 – a 52-week period).

	52 Weeks		53 Weeks		52 Weeks
	Ended		Ended		Ended
Fiscal Year	2003		2002		2001
(Dollars in millions)
Net sales	$1,186.2	100.0%	$1,164.3	100.0%	$1,160.9	100.0%
Cost of goods sold	842.1	71.0%	825.8	70.9%	894.0	77.0%

Gross profit	344.1	29.0%	338.5	29.1%	266.9	23.0%
Selling, general and administrative expenses	246.5	20.8%	235.8	20.3%	226.5	19.5%
Other - net	4.0	0.3%	(2.2)	(0.2)%	94.7	8.2%

Operating income (loss)	93.6	7.9%	104.9	9.0%	(54.3)	(4.7)%
Interest expense	29.7	2.5%	30.2	2.6%	32.3	2.8%
Debt retirement charge	—	—%	20.1	1.7%	—	—%

Income (loss) before income taxes	63.9	5.4%	54.6	4.7%	(86.6)	(7.5)%
Provision (benefit) for income taxes	20.9	1.8%	20.3	1.7%	(31.1)	(2.7)%

Net income (loss)	$43.0	3.6%	$34.3	3.0%	$(55.5)	(4.8)%

Special Charges. The following represents special charges associated with both the Operational Improvement Program and our Multi-Year Restructuring and Reorganization Program. See Note 9 to the consolidated financial statements for further details and discussion related to these charges and adjustments.

Fiscal Year	2003	2002	2001
(In millions)
Cost of goods sold	$—	$—	$43.8
Selling, general and administrative expenses	4.6	—	1.6
Other – net	2.7	—	98.7

Pre-tax effect	7.3	—	144.1
Income tax effect	(2.4)	—	(52.2)

Net impact of special charges	$4.9	$—	$91.9

2003 vs. 2002

Net Sales. In fiscal 2003 (a 52-week period), our net sales increased $21.9 million, or 1.9%, to $1.186 billion versus $1.164 billion in fiscal 2002 (a 53-week period).

The following table is a breakdown of net sales (in thousands).

	52 Weeks	53 Weeks
	Ended	Ended
	1/3/04	1/4/03
Net Sales by Distribution Channel
Domestic Segment:
Athletic	$375,822	$302,738
Mass Retail	344,513	350,224
Artwear/Careerwear	364,509	423,364

	1,084,844	1,076,326
International Segment	101,419	88,002

Consolidated total	$1,186,263	$1,164,328

Net sales from our acquisitions of Spalding, Bike and Moving Comfort in fiscal 2003 were $76.7 million. In fiscal 2002, net sales from businesses that were acquired or discontinued were $6.5 million. After excluding sales from businesses that were acquired or discontinued during both fiscal years, 2003 net sales on an ongoing basis decreased 4.2% from ongoing net sales in fiscal 2002. On a comparable (proforma) 52-week basis, 2003 net sales on an ongoing basis decreased 3.2%, after excluding sales of $11.6 million from the fifty-third week in fiscal 2002.

For the 2003 fiscal year, net sales in our Domestic segment totaled $1.085 billion, an increase of $8.5 million, or 0.8%, from net sales of $1.076 billion in fiscal 2002. After excluding sales from businesses that were acquired or discontinued during both fiscal years, 2003 net sales on an ongoing basis in our Domestic segment decreased 5.8% over ongoing net sales in our Domestic segment for fiscal 2002.

For the 2003 fiscal year in our Domestic segment:

•	Net sales in our Athletic channel increased $73.1 million, or 24.1%, to $375.8 million. The increase in net sales was primarily driven by our acquisitions of Spalding, Bike and Moving Comfort. We also had a 3.1% increase in sales of our Russell Athletic® branded products to college bookstores and to retailers. The increase in sales of Russell Athletic® branded products in college bookstores and to retailers was offset by a 6% decrease in our Russell Athletic® team sports business. Without acquisitions, sales in our base Athletic business were down $1.7 million, or 0.6%, in fiscal 2003 versus the prior year, while dozens shipped were up 3.0% versus fiscal 2002.

•	Net sales from our acquisitions include athletic equipment, team uniforms and apparel products. Our 2003 operating results reflect the operations of our Spalding business from May 16, 2003, the date we acquired the Spalding® brand and related net assets. Spalding is a leading producer and marketer of basketballs, footballs, soccer balls, and volleyballs under the Spalding® brand name and softballs under the Dudley® brand name. We acquired certain assets of Bike in the first quarter of fiscal 2003. The Bike acquisition added athletic supporters, knee and elbow pads, braces, protective equipment, team uniforms, and performance apparel to our product offering. We purchased Moving Comfort in the third quarter of fiscal 2002, which expanded our women’s product offering to include performance sports underwear, shorts, pants, tops, and outerwear.

•	Net sales in our Mass Retail channel were $344.5 million, a decrease of $5.7 million, or 1.6%, from fiscal 2002. The decrease was principally driven by lower sales of our Jerzees® activewear and Mossy Oak® products to Kmart. Our 2003 sales to Kmart were $4.0 million, a decrease of $26.1 million from the $30.1 million in fiscal 2002. Despite this reduction, sales of our Jerzees® activewear products in this channel increased 4.9%. This increase was partially offset by lower sock sales in the channel. For fiscal 2003, dozens shipped in our mass retail channel decreased 3.8%, reflecting an overall reduction of sock inventories at retail. Excluding socks, overall dozens shipped in our Mass Retail channel were up 6.3% from fiscal 2002.

•	Net sales in our Artwear/Careerwear channel were $364.5 million, a decrease of $58.9 million, or 13.9%, from fiscal 2002. The decrease in sales reflects industry-wide lower prices coupled with a shift in sales mix toward lower-priced promotional products. Overall dozens shipped in this channel decreased 7.3%; however, excluding dozens sold in our private label and careerwear businesses, dozens shipped in the Artwear market decreased 4.4% from the prior year.

In fiscal 2003, we continued to be a leading supplier in the distributor channel of the Artwear market. Our Jerzees® brand remained the number-one fleece product in that channel with a share of 42.3% in fiscal 2003. Furthermore, in the blended fleece category, the largest segment of the fleece market, our Jerzees® brand finished 2003 with a share of 52.3%. In the overall t-shirt category, our market share was unchanged at 12.6% for the year. However, our Jerzees® brand became number one in the blended t-shirt category in 2003 with a 33.1% share, an increase of 2.2 share points from the prior year. Jerzees® also became the number-one brand in the knit (sportshirt) category with a share of 21.0% in 2003, versus 20.4% share in 2002.

All U.S. market and market share data for the Artwear channel is based on a static sample from the S.T.A.R.S. Report produced by ACNielsen Market Decisions for the full 2003 calendar year.

In fiscal 2003, net sales for our International segment were $101.4 million, an increase of 15.2%, or $13.4 million, and total dozens shipped increased 1.8% over fiscal 2002. The increase in net sales and dozens shipped for the segment primarily reflects the favorable changes in foreign currency exchange rates and sales growth in markets such as Europe and Canada.

Gross Profit and Gross Margin. Our gross profit was $344.1 million, or a 29.0% gross margin, for fiscal 2003 versus a gross profit of $338.5 million, or a 29.1% gross margin, in the prior year. During fiscal 2003, our gross profit was positively impacted by: (1) the acquisitions of Spalding, Bike and Moving Comfort; (2) our ongoing cost savings initiatives; (3) lower 2003 inventory reserves for our Russell Athletic distribution center; and (4) favorable LIFO adjustments related to the liquidation of LIFO inventory quantities.

The benefits we realized in 2003 from the factors above were offset by: (1) pricing pressures and lower volumes, primarily in the distributor market of the Artwear channel; (2) additional costs for new product features; (3) higher pension and medical insurance costs; and (4) higher raw material costs for cotton and polyester.

Selling, General and Administrative (“SG&A”). For fiscal 2003, our SG&A expenses were $246.5 million, or 20.8% of net sales, versus $235.8 million, or 20.3% of net sales, in the prior year. During fiscal 2003, we incurred $4.6 million of special charges primarily related to the reduction in our salaried and administrative office staff as part of our Operational Improvement Program. Excluding these charges, our SG&A expenses for fiscal 2003 would have been $241.9 million, or 20.4% of net sales. On a comparative basis, excluding the charge of $5.0 million related to our pre-petition receivables from Kmart, our SG&A expenses for fiscal 2002 would have been $230.8 million, or 19.8% of net sales.

Excluding the charges in both years, the increase in SG&A expenses in fiscal 2003 compared to fiscal 2002 was mainly as a result of the incremental expenses from our acquisitions (Spalding, Bike and Moving Comfort) and higher marketing expenses of $15.4 million. In addition, we incurred approximately $0.6 million in stock compensation expense related to our adoption of SFAS No. 123 during fiscal 2003. These increases were partially offset by lower general and administrative costs mainly in our Artwear/Careerwear business.

Other-Net. Other-net was expense of $4.0 million in fiscal 2003 versus income of $2.2 million in fiscal 2002. Excluding the $2.7 million impact of the 2003 special charges, other-net was an expense of $1.3 million in fiscal 2003. Other income during fiscal 2002 was primarily attributable to gains of $2.5 million on the sale of non-core assets.

Operating Income. Our consolidated operating income for fiscal 2003 was $93.6 million, or 7.9% of net sales, versus $104.9 million, or 9.0% of net sales, in fiscal 2002. Excluding $7.3 million of special charges in the 2003-third and fourth quarters, our operating income for fiscal 2003 would have been $100.9 million, or 8.5% of net sales. On a comparative basis, excluding the charge of $5.0 million in the 2002-third quarter related to our pre-petition receivables from Kmart and the $2.5 million gain associated with the sale of non-core assets, our operating income would have been $107.4 million, or 9.2% of net sales, in fiscal 2002. This year-over-year decrease in operating income was primarily attributable to lower sales and volumes in the Artwear/Careerwear channel, higher raw material costs for cotton and polyester, and the other factors described above in both the Gross Profit and the SG&A sections of this report.

In fiscal 2003, our Domestic segment operating income was $112.8 million, or 10.4% of the segment’s net sales, versus $124.0 million, or 11.5% of the segment’s net sales, in fiscal 2002. Excluding the $5.0 million charge related to our pre-petition receivables from Kmart and the $2.5 million gain associated with the sale of non-core assets, the Domestic segment operating income for 2002 would have been $126.5 million, or 11.8% of the segment’s net sales. The decrease of $13.7 million in operating income for the segment was primarily attributable to lower sales in our Artwear/Careerwear channel, higher raw material costs for cotton and polyester, and the other factors described above in the Gross Profit and SG&A sections of this report.

In fiscal 2003, our International segment operating income was a profit of $0.5 million versus a loss of $0.8 million in fiscal 2002. The increase of $1.3 million in operating income for the segment primarily reflects favorable changes in foreign currency exchange rates and sales growth in markets such as Europe and Canada.

Income Taxes. Our effective tax rate for 2003 of 32.7% decreased 4.5 percentage points from 37.2% in fiscal 2002. This decrease was primarily due to $2.6 million of non-recurring tax benefits and other deferred tax adjustments realized in 2003. For information concerning income tax provisions, as well as information regarding other differences between our effective tax rates and applicable statutory tax rates, see Note 6 to the consolidated financial statements.

2002 vs. 2001

Net Sales. In fiscal 2002 (a 53-week period), our net sales increased $3.4 million, or 0.3%, to $1.164 billion versus $1.161 billion in fiscal 2001 (a 52-week period).

The following table is a breakdown of net sales (in thousands).

	53 Weeks	52 Weeks
	Ended	Ended
	1/4/03	12/29/01
Net Sales by Distribution Channel
Domestic Segment:
Athletic	$302,738	$280,359
Mass Retail	350,224	336,634
Artwear/Careerwear	423,364	463,299

	1,076,326	1,080,292
International Segment	88,002	80,633

Consolidated total	$1,164,328	$1,160,925

However, after excluding $19.4 million in sales from businesses that were acquired or discontinued, 2002 net sales on an ongoing basis increased 2.0% over ongoing net sales for fiscal 2001. This increase in sales from ongoing businesses was driven by new and expanded programs in both our Domestic and International segments. The businesses that were discontinued principally consisted of the direct marketing of our Cross Creek® brand to golf pro shops and department stores and yarn sales in our Domestic segment.

For the 2002 fiscal year, net sales in our Domestic segment totaled $1.076 billion, a decline of $4.0 million, or 0.4%, from net sales of $1.080 billion in fiscal 2001. However, after excluding $19.4 million in sales from businesses that were acquired or discontinued, 2002 net sales on an ongoing basis in our Domestic segment increased 1.5% over ongoing net sales for fiscal 2001. Overall dozens shipped within the Domestic segment during fiscal 2002 were up 5.0% from the prior year. The increases in sales and dozens shipped were primarily driven by new and expanded fall programs, such as a national expansion of men’s and boys’ fleece at JCPenney and a national men’s fleece program at Sam’s Club. Other new and expanded programs which increased net sales include Vintage Varsity™ by Russell Athletic®, the rollout of no-show socks, a broadened product offering for Mossy Oak® and the introduction of Discus® branded products at Sears. The increases in sales and dozens shipped were offset by price reductions on some of our products, primarily in the Artwear/Careerwear and Mass Retail distribution channels.

For the 2002 fiscal year in our Domestic segment:

•	Net sales in our Athletic channel increased $22.4 million, or 8.0%, to $302.7 million, while dozens shipped were up 10.6% from fiscal 2001. The increase in sales and dozens shipped were primarily driven by new and expanded fall programs such as a national expansion of men’s and boys’ fleece at JCPenney and the introduction of our Discus® brand at Sears. To a lesser extent, sales and dozens shipped were also positively impacted by new and expanded programs in our college bookstore business. These increases were partially offset by lower sales in our team sports business during the first half of fiscal 2002, primarily due to order processing and shipping delays we experienced during the reconfiguration of our Alexander City, Alabama distribution center and during the implementation phase of our new order processing and fulfillment system. These systems have been fully operational since June 2002.

•	Net sales in our Mass Retail channel increased $13.6 million, or 4.0%, to $350.2 million, while overall dozens shipped were up 5.0% from fiscal 2001. The increases in sales and dozens shipped were due to increased sales of our Mossy Oak® and Jerzees® brands as well as increased sock sales. The increases in sales and dozens shipped were somewhat offset by lower pricing. To a lesser extent, the increases in sales and dozens shipped were partially offset by lower sales to Kmart. Our 2002 sales to Kmart were $30.1 million, a decrease of $6.6 million from the $36.7 million in fiscal 2001.

•	Net sales in our Artwear/Careerwear channel decreased $39.9 million, or 8.6%, to $423.4 million, while overall dozens shipped were down 1.4% from fiscal 2001. However, after excluding sales from our private label and discontinued businesses, our 2002 ongoing net sales to the distributor market were $399.2 million, a decrease of $20.3 million, or 4.8% from fiscal 2001. These decreases reflect industry-wide lower prices, primarily in the promotional t-shirt market, and reduced corporate purchasing of our higher priced products, such as sports shirts, denims and wovens.

International segment net sales for fiscal 2002 were $88.0 million, an increase of 9.1%, or $7.4 million, reflecting an increase of 19.3% in dozens shipped over fiscal 2001. New product introductions in Europe mainly drove the increase in sales and dozens shipped. Net sales were also positively impacted by the strengthening of the euro and British pound against the U.S. dollar. These increases were partially offset by a change in the mix of products sold and lower pricing in Europe.

Gross Profit and Gross Margin. Our gross profit was $338.5 million, or a 29.1% gross margin, for fiscal 2002 versus a gross profit of $266.9 million, or a 23.0% gross margin, in the comparable prior year period. Excluding the $43.8 million impact of special charges, gross profit in fiscal 2001 was $310.7 million, or a 26.8% gross margin.

During fiscal 2002, our gross profit was positively impacted by: (1) lower fiber costs and conversion cost savings from our yarn joint venture; (2) improved plant utilization; (3) a better mix of products sold and higher sales volumes; (4) the completion of our Multi-Year Restructuring and Reorganization Program; and (5) other ongoing efforts to improve and streamline our manufacturing processes as well as our continued focus on reducing expenses.

The benefits we realized from the factors above were partially offset by: (1) pricing pressures primarily in the Artwear/Careerwear and Mass Retail channels; (2) LIFO charges reflecting our lower inventory levels and a lower per unit manufacturing cost on our products resulting from the success of our restructuring and reorganization program; and (3) an inventory charge associated with the reconfiguration of our Russell Athletic distribution center in Alexander City, Alabama.

Selling, General and Administrative (“SG&A”). For fiscal 2002, our SG&A expenses were $235.8 million, or 20.3% of net sales, versus $226.5 million, or 19.5% of net sales, in the comparable prior year period. Excluding special charges of $1.6 million, SG&A expenses were $224.9 million, or 19.4% of net sales, during fiscal 2001.

During the 2002 third quarter, we increased our bad debt reserve by $5.0 million to provide for potential additional losses on our pre-petition receivables from Kmart, which brought our reserve level to 90% of the $12.4 million pre-petition accounts receivable balance due from Kmart. Excluding this charge, our SG&A expenses for fiscal 2002 would have been $230.8 million, or 19.8% of net sales.

On a comparable basis, excluding special charges and the charge of $6.2 million in the 2001-fourth quarter related to establishing a bad debt reserve for Kmart, our SG&A expenses would have been $218.7 million, or 18.8% of net sales.

During fiscal 2002, we benefited from lower selling expenses associated with the reorganization of our Cross Creek® apparel business and lower marketing expenses. Other general and administrative costs across our operations (primarily higher bonuses, insurance and commission costs) and increased costs in connection with the reconfiguration of our Alexander City, Alabama distribution center more than offset the benefits from these lower expenses during the 2002 fiscal year.

Other-Net. Other-net was income of $2.2 million in fiscal 2002 versus expense of $94.7 million in fiscal 2001. Excluding the $98.7 million impact of the 2001 special charges, other-net was income of $4.0 million in fiscal 2001. The decrease of $1.8 million in other-net was primarily due to fewer gains on the sales of non-operating assets and fewer gains on foreign currency forwards during fiscal 2002.

Operating Income. Our consolidated operating income in fiscal 2002 was $104.9 million, or 9.0% of net sales, versus a loss of $54.3 million in the comparable prior year period. Excluding the impact of the 2001 special charges of $144.1 million, consolidated operating income in fiscal 2001 was $89.8 million, or 7.7% of net sales. Exclusive of the charge in the 2002-third quarter related to our bad debt reserve for Kmart, our operating income would have been $109.9 million, or 9.4% of net sales, which included a $2.5 million gain on the sale of non-core assets. On a comparable basis, excluding special charges and the $6.2 million charge related to Kmart, our 2001 operating income would have been $96.0 million, or 8.3% of net sales.

In fiscal 2002, our Domestic segment operating income was $124.0 million, or 11.5% of the segment’s net sales, versus a loss of $40.1 million in fiscal 2001. Exclusive of special charges of $144.0 million, our fiscal 2001 Domestic segment operating income was $103.9 million, or 9.6% of the segment’s net sales. The increase in our Domestic segment operating income for fiscal 2002 was primarily attributable to the benefits from the factors described above in the Gross Profit and the SG&A sections of this year-over-year comparison.

In fiscal 2002, our International segment operating income was a loss of $0.8 million versus income of $2.3 million in fiscal 2001. Exclusive of special charges of $0.1 million, our fiscal 2001 International segment operating income was $2.4 million, or 3.0% of the segment’s net sales. The decrease in our International segment operating income for fiscal 2002 was primarily attributable to: (1) higher costs associated with product features and SG&A increases in Mexico; (2) fewer gains on foreign currency forwards and SG&A increases in Europe; and (3) lower sales and increased marketing expenses in Japan.

Income Taxes. For information concerning our income tax provisions, as well as information regarding differences between our effective tax rates and applicable statutory tax rates, see Note 6 to the consolidated financial statements.

Liquidity and Capital Resources

Our total debt to capitalization ratio improved 190 basis points, or 1.9 percentage points, declining to 35.3% at the end of fiscal 2003, versus 37.2% at the end of fiscal 2002. Our total debt less cash at the end of fiscal 2003 was $261.3 million which is $52.7 million higher than total debt less cash at the end of fiscal 2002, despite acquisitions of $86.7 million in 2003.

Cash From Operating Activities. Our operations provided $58.0 million of cash during fiscal 2003, versus providing $203.4 million of our cash requirements during fiscal 2002. Inventory increased during fiscal 2003 partly as a result of acquisitions; however, inventory decreased from December 29, 2001 to January 4, 2003 as a result of higher than normal inventory levels in December 2001. Excluding inventories from acquisitions, during fiscal 2003, inventories increased 6.0%, or $18.4 million, to $325.1 million at the end of fiscal 2003 versus an inventory level of $306.7 million at the end of fiscal 2002. This increase was primarily driven by softer sales in the 2003-fourth quarter than anticipated, principally as a result of key customers continuing to reduce their inventories and poor weather conditions impacting fleece sales.

Accounts receivable in fiscal 2003 increased versus a decrease in fiscal 2002, as a result of incremental sales from our acquisitions and our higher accounts receivable levels in December 2001. Excluding accounts receivable from acquisitions during fiscal 2003, accounts receivable increased by 2.6%, or $3.8 million, to $152.7 million at the end of fiscal 2003 versus accounts receivable of $148.9 million at the end of fiscal 2002.

The increase in accounts payable and accrued expenses was less in fiscal 2003 than fiscal 2002 primarily as a result of year-end employee performance bonus, customer incentive and advertising accruals that were substantially higher at the end of fiscal 2002 versus fiscal 2001.

Our business is seasonal and our cash flows from operations are ordinarily higher in the second half of the year.

Cash From Investing Activities. Net cash used in investing activities was $109.9 million in fiscal 2003 versus $22.8 million in fiscal 2002. Our investing activities in fiscal 2003 consisted primarily of capital expenditures of $38.6 million and the acquisitions of Spalding and Bike for $86.7 million, less $14.8 million of proceeds from the sale of non-core assets. In fiscal 2002, our investing activities primarily consisted of capital expenditures of $28.3 million and acquisitions of $4.7 million, less $9.5 million of proceeds from the sale of non-core assets.

For fiscal 2004, we are forecasting capital expenditures to be in the range of $45 million to $50 million. The majority of planned fiscal 2004 capital expenditures are to further enhance our manufacturing and distribution capabilities, including construction of a new textile facility in Honduras, and to improve our information systems capabilities to support our business initiatives.

Cash From Financing Activities. We paid $5.2 and $5.1 million in dividends ($0.16 per share) during fiscal 2003 and fiscal 2002, respectively. In 2001, we paid $14.7 million in dividends ($0.46 per share).

On April 18, 2002, we completed a refinancing of our debt structure. Refer to Note 2 of the consolidated financial statements for more information.

On January 3, 2004, our debt facilities and outstanding debt obligations included:

•	$315 million in Senior Secured Credit Facilities (the “Facilities”). The Facilities include a $300 million Senior Secured Revolving Credit Facility (the “Revolver”) due April 2007, of which $12.4 million was outstanding, and $15 million outstanding under our Senior Secured Term Loan (the “Term Loan”), due ratably through April 2007; and

•	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010.

We used the net proceeds of the Senior Notes offering (together with $132.4 million of initial borrowings under the Facilities) to repay the outstanding balances, accrued interest, prepayment penalties and expenses under our previous revolving credit facility and long-term notes, and to pay issuance costs. During the second quarter 2002, we incurred a $20.1 million ($12.6 million after-tax) charge associated with the early retirement of debt. The charge consisted of $15.0 million related to prepayment penalties, fees and expenses associated with the early termination of our previous notes payable and the write-off of $5.1 million of unamortized loan costs associated with the extinguished debt.

Borrowings under our Facilities are subject to mandatory prepayment equal to: (1) 100% of the net proceeds received by us from the issuance of any new or replacement debt securities (excluding the issuance of the Senior Notes); and (2) 50% of the net proceeds received from the sale of certain of our assets.

The Facilities and the Senior Notes impose certain restrictions on us, including restrictions on our ability to: incur debt; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; issue redeemable preferred stock and non-guarantor subsidiary preferred stock; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidation; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements, including the indenture governing the Senior Notes and other documents governing any subordinated debt that we may issue in the future; issue and sell capital stock of subsidiaries; and restrict distributions from subsidiaries. The Facilities require us to achieve a fixed charge coverage ratio of: 1.15 to 1.0 through the next to last day of fiscal year 2003; 1.2 to 1.0 through the next to last day of fiscal year 2004; and 1.25 to 1.0 thereafter. We also must maintain a maximum leverage ratio of: 4.0 to 1.0 through the next to last day of fiscal year 2002; 3.75 to 1.0 through the next to last day of fiscal year 2003; and 3.5 to 1.0 thereafter. We were in compliance with these covenants at the end of fiscal year 2003, and we expect to remain in compliance with them in the foreseeable future.

Under the Facilities, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. For the majority of fiscal 2003, variable interest on the Revolver was either LIBOR plus 1.75% (2.8425% at January 3, 2004), or Base Rate plus 0.25% (4.25% at January 3, 2004), and on the Term Loan was either LIBOR plus 2.25% (3.3425% at January 3, 2004), or Base Rate plus 0.75% (4.75% at January 3, 2004), with an annual commitment fee on the unused portion of the Facilities of 0.375%. These terms will continue to be in effect through the first quarter of 2004; however, our rate on the Revolver will change to LIBOR plus 2.00%, or Base Rate plus 0.50%, and on the Term Loan to LIBOR plus 2.50% or Base Rate plus 1.00%, beginning in the second quarter of 2004.

If we violate these covenants and are unable to obtain waivers from our lenders, our debt under these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay or refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. Cross default provisions exist in the indenture governing our Senior Notes whereby a default on our Senior Notes would occur if we default on any covenant of any other debt agreement (which has an outstanding balance in excess of $25 million) and such default causes an acceleration of the maturity date of the other indebtedness. Also, under cross default provisions in our Facilities, a default would occur if we default on any covenant of any other debt agreement (which has an outstanding balance in excess of $5 million) and such default causes an acceleration of the maturity date of the other indebtedness.

On March 11, 2003, we amended the Facilities to, among other things: (1) lessen some of the restrictions on our ability to make acquisitions, (2) permit us to make additional investments and guarantees, and (3) allow us to repurchase a portion of our Senior Notes and capital stock, subject to annual limitations.

Pension Funding Considerations. Our actual return on plan assets significantly improved from a 7.1% loss in 2002 to a positive return of 21.0% in 2003; however, we still have an after-tax minimum pension liability of approximately $18.6 million at January 3, 2004. Currently, there is no funding requirement to comply with our principal debt agreement; however, it is possible that we could be required to make a contribution as much as $1.6 million to the qualified plan in fiscal 2004.

Adequacy of Borrowing Capacity. Availability under our Revolver is subject to a borrowing base limitation that is determined based on eligible accounts receivable and inventory. As of January 3, 2004, we had $12.4 million in outstanding borrowings under the Revolver and approximately $206.6 million of availability remaining. We also had $20.1 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations along with the availability under our Revolver and cash on hand will be sufficient to operate our business; satisfy our working capital, capital expenditure requirements (including the new Honduras textile facility), and needs under our Operational Improvement Program; and meet our foreseeable liquidity requirements, including debt service on our Senior Notes and the Facilities, until the maturity of our Facilities in 2007.

Contingencies. For information concerning our ongoing litigation, see Note 8 to the consolidated financial statements.

Commitments. The following table summarizes information about our contractual cash obligations as of January 3, 2004 (in millions):

				Unconditional
	Long-term	Short-term	Operating	purchase
Fiscal Years	debt	debt	leases	obligations(1)	Total(1)
2004	$5.0	$4.1	$7.1	$22.0	$38.2
2005	5.0	—	6.7	16.7	28.4
2006	5.0	—	5.6	0.9	11.5
2007	12.4	—	4.6	0.9	17.9
2008	—	—	4.1	0.7	4.8
Thereafter	250.0	—	7.0	6.4	263.4

	$277.4	$4.1	$35.1	$47.6	$364.2

(1)	Includes guaranteed minimums for utilities and for royalties associated with various sports and league licenses. Obligations under advertising contractual arrangements are also included. Our yarn purchase commitment to Frontier Yarns is excluded but described below.

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

The following table summarizes information about other commercial commitments as of January 3, 2004.

Other Commercial Commitments (in millions) Expiring in	Standby letters
Fiscal Year:	of credit
2004	$20.2
2005	2.2

$22.4

We had $14.2 million outstanding under letters of credit for the purchase of inventories at January 3, 2004. We had $4.5 million outstanding under letters of credit at January 3, 2004 for the guarantee of debt of a non-affiliated foreign contractor that expires ratably over the period of 2004 – 2005. In addition, we had $3.7 million outstanding under letters of credit at January 3, 2004 related to self-insurance of workers’ compensation programs.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Our financial risk management objectives are to minimize the potential impact of interest rate, foreign exchange rate and commodity price fluctuations on our earnings, cash flows and equity. To manage these risks, we may use various financial instruments, including interest rate swap agreements, commodity futures contracts and forward currency exchange contracts. We only use traded instruments with major financial institutions as the counterparties to minimize the risk of credit loss. Refer to Notes 1 and 4 of the consolidated financial statements for a more complete description of our accounting policies and the extent of our use of such instruments.

The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at January 3, 2004. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of changes in interest rates, exchange rates or commodity prices.

Interest Rate and Debt Sensitivity Analysis. At January 3, 2004, our outstanding debt totaled $281.4 million, which consisted of fixed-rate debt of $250.0 million and variable-rate debt of $31.4 million. Based on our 2003 average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings and cash flows by approximately $0.9 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at January 3, 2004, by approximately $5.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the euro, British pound sterling and Mexican peso. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. A ten-percentage point adverse change in the foreign currency spot rates would decrease the fair market value of our foreign currency forward contracts held at January 3, 2004, by $6.2 million. Changes in the fair value of our foreign currency forward contracts will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. We are purchasing yarn primarily from Frontier Yarns, Frontier Spinning and other third parties, and our yarn pricing will continue to be directly impacted by the price of cotton. We did not have any outstanding cotton futures contracts at January 3, 2004.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
January 3, 2004 and January 4, 2003
(In thousands, except share data)

	2003	2002
ASSETS
Current assets:
Cash	$20,116	$68,619
Trade accounts receivable, less allowances of $10,284 in 2003 and $22,954 in 2002	175,514	148,915
Inventories	346,946	306,658
Prepaid expenses and other current assets	16,521	15,373
Income tax receivable	14,585	11,280

Total current assets	573,682	550,845
Property, plant and equipment, net	303,234	332,009
Other assets	146,391	80,261

	$1,023,307	$963,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$78,368	$71,291
Employee compensation	30,489	37,978
Accrued expenses	46,504	37,700
Deferred income taxes	5,165	6,505
Short-term debt	4,088	7,253
Current maturities of long-term debt	5,000	5,000

Total current liabilities	169,614	165,727
Long-term debt, less current maturities	272,355	265,000
Deferred liabilities:
Income taxes	6,609	9,384
Pension and other	59,865	55,751

	66,474	65,135
Commitments and contingencies	—	—
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares; issued 41,419,958 shares	414	414
Paid-in capital	38,625	42,877
Retained earnings	713,310	675,448
Treasury stock (2003 – 8,897,075 shares and 2002 – 9,233,545 shares)	(208,038)	(218,113)
Accumulated other comprehensive loss	(29,447)	(33,373)

	514,864	467,253

	$1,023,307	$963,115

See notes to consolidated financial statements.

Consolidated Statements of Operations
Years ended January 3, 2004, January 4, 2003 and December 29, 2001
(In thousands, except share and per share data)

	2003	2002	2001
Net sales	$1,186,263	$1,164,328	$1,160,925
Cost of goods sold	842,127	825,763	894,018

Gross profit	344,136	338,565	266,907
Selling, general and administrative expenses	246,477	235,810	226,458
Other – net	4,018	(2,216)	94,718

Operating income	93,641	104,971	(54,269)
Interest expense	29,663	30,246	32,324
Debt retirement charge – Note 2	—	20,097	—

Income (loss) before income taxes	63,978	54,628	(86,593)
Provision (benefit) for income taxes	20,939	20,322	(31,107)

Net income (loss)	$43,039	$34,306	$(55,486)

Net income (loss) per common share:
Basic	$1.33	$1.07	$(1.74)
Diluted	$1.32	$1.06	$(1.74)
Weighted-average common shares outstanding:
Basic	32,376,617	32,127,579	31,950,658
Diluted	32,726,472	32,269,813	31,950,658

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended January 3, 2004, January 4, 2003 and December 29, 2001
(In thousands)

	2003	2002	2001
OPERATING ACTIVITIES
Net income (loss)	$43,039	$34,306	$(55,486)
Adjustments to reconcile net income (loss) to net cash
Depreciation	44,177	44,775	47,713
Amortization	759	286	1,695
Debt retirement charge	—	20,097	—
Deferred income taxes	4,432	6,360	(28,244)
Non-cash restructuring, asset impairment and other unusual charges	2,018	60	95,698
Other	513	2,264	1,898
Changes in operating assets and liabilities:
Trade accounts receivable	(17,600)	12,230	25,750
Inventories	(19,989)	56,407	32,059
Prepaid expenses and other current assets	(8,243)	2,110	3,580
Other assets	(6,478)	2,254	3,997
Accounts payable and accrued expenses	1,406	18,871	1,245
Income taxes	3,305	7,414	(6,353)
Pension and other deferred liabilities	10,617	(4,043)	3,791

Net cash provided by operating activities	57,956	203,391	127,343
INVESTING ACTIVITIES
Purchase of property, plant and equipment	(38,641)	(28,343)	(48,975)
Cash paid for acquisitions, joint ventures and other	(86,691)	(4,670)	(10,494)
Proceeds from sale of property, plant and equipment	14,765	9,450	14,602
Other	678	750	603

Net cash used in investing activities	(109,889)	(22,813)	(44,264)
FINANCING ACTIVITIES
Borrowings (payments) on credit facility – net	7,355	(74,800)	(31,400)
(Payments) borrowings on short-term debt	(3,582)	458	6,128
Payments on notes payable, including prepayments	—	(270,371)	(41,072)
Proceeds from issuance of Senior Notes	—	250,000	—
Debt issuance and amendment costs paid	(468)	(18,910)	(3,434)
Dividends on common stock	(5,177)	(5,137)	(14,695)
Treasury stock re-issued	5,644	2,574	1,706
Cost of common stock for treasury	(1,457)	(30)	(120)

Net cash provided by (used in) financing activities	2,315	(116,216)	(82,887)
Effect of exchange rate changes on cash	1,115	(1,625)	1,497

Net (decrease) increase in cash	(48,503)	62,737	1,689
Cash balance at beginning of year	68,619	5,882	4,193

Cash balance at end of year	$20,116	$68,619	$5,882

Supplemental disclosure of cash flow information:
Interest paid	$27,124	$28,054	$32,533
Income taxes paid, net of refunds	16,983	6,547	2,952

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years ended January 3, 2004, January 4, 2003 and December 29, 2001
(In thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total
Balance at December 30, 2000	$414	$47,104	$716,460	$(226,470)	$(11,568)	$525,940
Comprehensive loss:
Net loss	—	—	(55,486)	—	—	(55,486)
Foreign currency translation adjustments	—	—	—	—	(1,057)	(1,057)
Cumulative effect adjustment (SFAS 133), net of tax	—	—	—	—	(578)	(578)
Losses on derivatives reclassified to earnings, net of tax of $2,850	—	—	—	—	4,529	4,529
Change in unrealized value of derivatives, net of tax of $3,241	—	—	—	—	(5,288)	(5,288)
Minimum pension liability, net of tax of $442	—	—	—	—	(720)	(720)

Comprehensive loss						(58,600)

Treasury stock acquired (8,580 shares)	—	—	—	(120)	—	(120)
Treasury stock re-issued (121,542 shares)	—	(1,712)	—	3,418	—	1,706
Cash dividends ($0.46 per share)	—	—	(14,695)	—	—	(14,695)

Balance at December 29, 2001	414	45,392	646,279	(223,172)	(14,682)	454,231
Comprehensive income:
Net income	—	—	34,306	—	—	34,306
Foreign currency translation adjustments	—	—	—	—	(997)	(997)
Losses on derivatives reclassified to earnings, net of tax of $797	—	—	—	—	1,346	1,346
Change in unrealized value of derivatives, net of tax of $696	—	—	—	—	(1,175)	(1,175)
Minimum pension liability, net of tax of $10,583	—	—	—	—	(17,865)	(17,865)

Comprehensive income	—	—	—	—	—	15,615

Treasury stock acquired (2,763 shares)	—	—	—	(30)	—	(30)
Treasury stock re-issued (180,680 shares)	—	(2,515)	—	5,089	—	2,574
Cash dividends ($0.16 per share)	—	—	(5,137)	—	—	(5,137)

Balance at January 4, 2003	414	42,877	675,448	(218,113)	(33,373)	467,253
Comprehensive income:
Net income	—	—	43,039	—	—	43,039
Foreign currency translation adjustments	—	—	—	—	5,712	5,712
Losses on derivatives reclassified to earnings, net of tax of $1,705	—	—	—	—	2,796	2,796
Change in unrealized value of derivatives, net of tax of $2,808	—	—	—	—	(4,580)	(4,580)
Minimum pension liability, net of tax of $383	—	—	—	—	(2)	(2)

Comprehensive income	—	—	—	—	—	46,965

Treasury stock acquired (73,618 shares)	—	—	—	(1,457)	—	(1,457)
Treasury stock re-issued (410,088 shares)	—	(4,785)	—	11,532	—	6,747
Cash dividends ($0.16 per share)	—	—	(5,177)	—	—	(5,177)
Compensation expense	—	533	—	—	—	533

Balance at January 3, 2004	$414	$38,625	$713,310	$(208,038)	$(29,447)	$514,864

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Description of Business and Significant Accounting Policies

We are a leading branded athletic, outdoor and activewear company with over a century of success in marketing athletic uniforms, apparel and accessories for a wide variety of sports, outdoor and fitness activities. Our brands include: Russell Athletic®, Jerzees®, Mossy Oak®, Cross Creek®, Discus®, and Moving Comfort® along with Bike®, Spalding®, Dudley®, and Sherrin® which we acquired in 2003.

We design, market and manufacture or source a variety of apparel products including fleece, t-shirts, casual shirts, jackets, athletic shorts, socks and camouflage attire for men, women, boys, and girls. We are a leading supplier of team uniforms and related apparel to college, high school and organized sports teams. We are, and will be through 2004, the official uniform supplier of 15 Major League Baseball teams, including the Atlanta Braves, New York Yankees, San Francisco Giants, and Seattle Mariners. In addition, we are the official uniform supplier to the U.S. Olympic baseball team and Little League Baseball and an official uniform supplier to Minor League Baseball. The Russell name has been associated with high quality apparel for over 100 years and with team uniforms since 1932.

With our recent acquisition of the brand and related assets of Bike Athletic Company, we now also market and source athletic supporters, knee and elbow pads, braces and protective equipment. Furthermore, with the acquisition of the brands, contracts and related assets of the sporting goods business of Spalding Sports Worldwide, Inc., we now sell basketballs, footballs, soccer balls, and volleyballs. Spalding is the official basketball supplier for the NBA and the WNBA; the official football for the Arena Football League; the official soccer ball of the Major Indoor Soccer League; and the official volleyball for the NCAA and American Volleyball Association.

Revenue Recognition. We recognize revenues, net of estimated sales returns, discounts and allowances, when goods are shipped, title has passed, the sales price is fixed and collectibility is reasonably assured. Substantially all of our sales reflect FOB (“free-on-board”) shipping point terms.

Trade Accounts Receivable. Trade accounts receivable consists of amounts due from our normal business activities. We maintain an allowance for doubtful accounts to reflect expected credit losses. We provide for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continuously evaluated and updated. Uncollected accounts are written off through the allowance for doubtful accounts. Finance charges on past due receivables are recognized on a cash basis.

Promotional Programs. We offer various types of promotional programs to our customers, including the following:

Cooperative Advertising. Under cooperative advertising arrangements, we agree to reimburse our customer for all, or a portion, of the costs incurred by the customer to advertise and promote our products. Cooperative advertising costs are charged to selling, general and administrative expense in the year incurred.

Growth Incentive Rebates. We offer rebates to customers in certain distribution channels. Under incentive programs of this nature, we estimate the anticipated rebate to be paid and allocate a portion of the estimated costs of the rebate to each underlying sales transaction. These rebates are recorded as a reduction of net sales.

Seasonal Markdowns, Discounts and Allowances. The cost of these incentives is recognized when the related sale is recorded or, for retroactive credits, on the date the incentive is offered. The cost of these incentives is recorded as a reduction of net sales.

Shipping and Handling Costs. Shipping and handling revenues and costs are included as a component of net sales and cost of goods sold, respectively.

Cost of Goods Sold and Selling, General and Administrative Expenses. The significant components of the line item “Cost of goods sold” are raw materials (including inbound freight and handling costs), energy expenses, production and supervisory labor, internal transfer costs, depreciation, and other indirect costs associated with the manufacturing and procurement processes. The significant components of the line item “Selling, general and administrative expenses” are costs for warehousing and distribution of finished goods, marketing, advertising, selling expenses (including payroll and related payroll benefits for sales persons), royalties and other corporate general and administrative expenses.

Principles of Consolidation. The consolidated financial statements include the accounts of Russell Corporation and all of our majority-owned subsidiaries, after the elimination of intercompany accounts and transactions.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Inventories. Inventories of finished goods, work-in-process and raw materials are carried at the lower of cost or market, with cost for a substantial portion of inventories determined under the Last-In, First-Out (LIFO) method. Certain inventories are carried under the First-In, First-Out (FIFO) method, or the average cost method, and were valued at approximately $64.1 million in 2003 and $57.9 million in 2002. Inventories are summarized as follows:

(In thousands)	2003	2002
Finished goods	$291,000	$244,931
Work-in-process	45,318	48,272
Raw materials and supplies	15,068	19,143

	351,386	312,346
LIFO and lower-of-cost or market adjustments, net	(4,440)	(5,688)

	$346,946	$306,658

In 2003, we lowered inventory levels in one of our LIFO pools resulting in a liquidation of LIFO inventory carried at lower costs prevailing in prior years as compared with current costs. The effect of this liquidation was to increase pre-tax income by $2.5 million.

In 2002, we lowered inventory levels and our per unit manufacturing costs. These reductions resulted in a liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with our current manufacturing costs. The effect of this liquidation was to decrease pre-tax income by $6.0 million.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment write-downs. The provision for depreciation of property, plant and equipment has been computed generally on the straight-line method based upon their estimated useful lives. Initial estimated useful lives range from 25 to 37 years for buildings and from 3 to 12 years for machinery and equipment. When events and circumstances indicate that the useful lives or salvage values may have changed, we adjust the related useful life and record depreciation over the shortened useful life after giving consideration to the revised salvage values.

Property, plant and equipment, net are summarized as follows:

(In thousands)	2003	2002
Land and improvements	$14,407	$20,389
Buildings and improvements	253,982	251,875
Machinery and equipment	583,852	758,827
Construction-in-progress	6,443	3,619

	858,684	1,034,710
Less accumulated amortization	(555,450)	(702,701)

	$303,234	$332,009

In 2003, we completed the implementation of our new fixed asset system which resulted in the retirement of approximately $174.8 million of assets (primarily machinery and equipment) that were primarily fully depreciated and no longer in use.

Goodwill and Other Intangibles. On December 30, 2001, we adopted FASB Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and requires an annual impairment test. SFAS No. 142 requires that impairment be tested at the reporting unit level, using a two-step approach. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying value. Purchased intangibles with indefinite economic lives are tested for impairment annually using a lower of cost or fair value approach. Other intangibles continue to be amortized over their estimated useful lives, ranging from 2.4 to 40 years, and reviewed for impairment when indicators exist.

The following table presents the impact of SFAS No. 142 on net (loss) and net (loss) per common share had the standard been in effect in 2001 (in thousands, except per share amounts):

2001
Reported net (loss)	$(55,486)
SG&A adjustments:
Amortization of goodwill	1,136
Amortization of licenses	317

Total SG&A adjustments	1,453
Income tax effect	(391)

Net adjustments	1,062

Adjusted net (loss)	$(54,424)

Reported net (loss) per share-basic	$(1.74)
Adjusted net (loss) per share-basic	$(1.70)
Reported net (loss) per share-diluted	$(1.74)
Adjusted net (loss) per share-diluted	$(1.70)

We have completed the annual impairment tests of goodwill and other intangible assets as required by SFAS No. 142 and concluded that our goodwill and indefinite-lived intangible assets were not impaired.

Debt Issuance Costs. Debt issuance costs are deferred and amortized over the terms of the debt to which they relate using the straight-line method.

Investments (Trading Portfolio). We hold a portfolio of marketable debt and equity securities in various trusts and segregated accounts in connection with employee benefit and deferred compensation plans. We mark these securities to market, using quoted market prices, through income. Realized and unrealized gains and losses on our trading portfolio have not been significant in any of the last three years.

Investments In and Advances to Unconsolidated Entities. Investments in companies in which we have the ability to influence the operations are accounted for by the equity method. Investments in companies in which we cannot exert such influence are accounted for at cost.

Long-Lived Assets. On December 30, 2001, we adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which superseded SFAS No. 121, Accounting for the Impairment of Long-lived Assets and for Long-Lived Assets to Be Disposed of. Similar to the provisions of SFAS No. 121, SFAS No. 144 requires that when events and circumstances indicate that assets may be impaired, and the undiscounted cash flows estimated to be generated from those assets are less than their carrying values, we record an impairment loss equal to the excess of the carrying value over fair value. Asset impairment charges are described more fully in Note 9.

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when the taxes are expected to be paid.

Advertising, Marketing and Promotions Expense. The cost of advertising, marketing and promotions is expensed as incurred. We incurred $48.0 million, $36.0 million, and $45.7 million in such costs during 2003, 2002 and 2001, respectively.

Stock-Based Compensation. We issue awards under incentive compensation plans as described in Note 7. On January 5, 2003, we adopted the prospective transition provisions of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, as amended by SFAS No. 148. SFAS No. 148 uses a fair value based method of accounting for employee stock awards. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position were not affected by stock compensation awards granted prior to January 5, 2003. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

Concentrations of Credit Risk and Financial Instruments. Except for Wal-Mart, we do not have significant concentrations of credit risk. Our trade accounts receivable are comprised of balances due from a large number and diversity of customers. We believe that risk of loss associated with our trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

Wal-Mart represented 16.5% and 9.7% of our net accounts receivable at January 3, 2004 and January 4, 2003, respectively.

Accounting for Derivatives. We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Our financial risk management objectives are to minimize the potential impact of interest rate, foreign exchange rate and commodity price fluctuations on our earnings, cash flows and equity. To manage these risks, we may use, from time to time, various derivative instruments, including interest rate swap agreements, commodity futures contracts and forward currency exchange contracts.

We account for derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. On the date we enter into a derivative contract, we designate derivatives as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings. The effective portion of changes in fair value of a derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income or loss. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income or loss is relieved. Any ineffective portion of the changes in the fair values of derivatives used as cash flow hedges are reported in the consolidated statements of operations.

We document hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction, at the inception of each hedge transaction. Derivatives are recorded in the consolidated balance sheet at fair value. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair values or cash flows of the hedged item.

Earnings Per Common Share. We report earnings per common share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding plus common stock equivalents (employee stock options, restricted stock grants and other performance awards) unless such common stock equivalents are anti-dilutive. (See Note 11).

Fiscal Year. Our fiscal year ends on the Saturday nearest to January 1, which periodically results in a fiscal year of 53 weeks. Fiscal years 2003 and 2001 ended on January 3, 2004 and December 29, 2001, respectively, and each contained 52 weeks. Fiscal year 2002 ended on January 4, 2003 and contained 53 weeks.

New Accounting Pronouncements. In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities (FIN 46). FIN 46 addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46 to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. FIN 46 does not require consolidation by transferors to qualifying special purpose entities. Originally, FIN 46 applied to the first interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. However in December 2003, the FASB issued FASB Staff Position No. FIN 46-e, Effective Date of FASB Interpretation No. 46, Consolidation of Variable Interest Held by a Public Entity (FSP 46-e), that delayed the implementation date to the first interim or annual period ending after March 14, 2004.

The only non-consolidated entity that we have identified as a potential variable interest entity is our yarn joint venture, Frontier Yarns, LLC (see Note 8). We currently account for our investment in this entity under the equity method. We are in the process of performing tests to determine if the joint venture is a variable interest entity and will finalize our analysis in the first quarter of 2004.

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2003 presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Foreign Currencies. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate in effect on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income or loss. The cumulative translation adjustments included in accumulated other comprehensive loss in the consolidated balance sheets were $7.9 million and $13.6 million at January 3, 2004 and January 4, 2003, respectively. Transaction gains or losses result from a change in exchange rates between the functional currency of our foreign subsidiaries and other currencies in which they conduct their business. Transaction gains and losses are included in other-net for the period in which the exchange rate changes.

Note 2: Long-Term Debt

Long-term debt includes the following:

(In thousands)	2003	2002
Senior secured credit facilities (due April 2007):
$300 million revolving credit facility	$12,355	$—
Term Loan	15,000	20,000
Senior Notes 9.25% (due 2010)	250,000	250,000

	277,355	270,000
Less current maturities	(5,000)	(5,000)

	$272,355	$265,000

On April 18, 2002, we issued $250 million in principal amount of 9.25% Senior Notes (the “Senior Notes”) that will mature in 2010. We sold these notes for 100% of their face amount. The Senior Notes were issued pursuant to an Indenture, dated as of April 18, 2002, between Wachovia Bank, N.A. and us and are fully and unconditionally guaranteed, jointly and severally, by most of our domestic subsidiaries. The Senior Notes (1) have interest payment dates of May 1 and November 1 of each year; (2) are redeemable after the dates and at the prices (expressed in percentages of principal amount on the redemption date) as set forth below:

Year	Percentage
May 1, 2006	104.6250%
May 1, 2007	102.3125%
May 1, 2008 and thereafter	100.0000%

and (3) are senior unsecured obligations and are senior in right of payment to any of our future subordinated obligations.

On April 18, 2002, we also entered into new senior secured credit facilities (the “Facilities”) concurrently with the closing of the Senior Notes offering. The new Facilities provide for a $300 million senior secured revolving credit facility (the “Revolver”) which is dependent on the levels of our eligible accounts receivable and inventory and a $25 million senior secured term loan (the “Term Loan”). The new Facilities mature on April 18, 2007. The Facilities provide for variable interest that, beginning in fiscal 2003, is adjusted quarterly based on our consolidated fixed coverage ratio and ranges from LIBOR plus 1.50% to LIBOR plus 2.75% or Fleet National Bank’s Base Rate to the Base Rate plus 1.25% for the Revolver, and LIBOR plus 2.00% to LIBOR plus 3.25% or Fleet National Bank’s Base Rate plus 0.50% to Base Rate plus 1.75% for the Term Loan. For the majority of 2003, our rate on the Revolver was LIBOR plus 1.75% (2.8425% at January 3, 2004) or Base Rate plus 0.25% (4.25% at January 3, 2004) and on the Term Loan was LIBOR plus 2.25% (3.3425% at January 3, 2004) or Base Rate plus 0.75% (4.75% at January 3, 2004). For 2002, the variable interest on the Revolver was at LIBOR plus 2.50% (3.92% at January 4, 2003) and on the Term Loan was LIBOR plus 3.00% (4.42% at January 4, 2003). The commitment fee on the unused portion of the Revolver ranges from 0.375% to 0.500% and was 0.375% and 0.500% for fiscal years ending 2003 and 2002, respectively. We may choose LIBOR or base rate pricing and may elect interest periods of one, two, three or six months for LIBOR borrowings (except that all swing line loans managed by the Administrative Agent under the Revolver will have base rate pricing or LIBOR pricing plus a 0.375% premium over the current revolver spread). The Term Loan has a scheduled 5-year amortization period with payments of $2.5 million each September 30 and December 31 until maturity, beginning on September 30, 2002.

We used the proceeds from the offering of the Senior Notes, together with $132.4 million of the initial borrowings under our new Facilities, to pay fees and expenses associated with the new Facilities and the Senior Notes and to repay the outstanding debt balances, prepayment penalties, fees, and expenses related to our old debt.

During the second quarter of fiscal 2002, we recognized a charge of approximately $20.1 million ($12.6 million after-tax) associated with the termination of our then existing revolving credit facility and the early retirement of other long-term indebtedness. The charge consisted of $15.0 million related to prepayment penalties, fees and expenses associated with the early termination of our existing notes payable and the write-off of $5.1 million of previously capitalized loan costs associated with the extinguished debt. This charge was properly classified net of tax as an extraordinary item in the 2002 Annual Report; however, in accordance with SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, we reclassified the charge to income from continuing operations.

The Facilities and the indenture governing the Senior Notes impose certain restrictions on us, including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; issue redeemable preferred stock and non-guarantor subsidiary preferred stock; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidation; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements, including the indenture governing the Senior Notes and other documents governing any subordinated debt that we may issue in the future; issue and sell capital stock of subsidiaries; and restrict distributions from subsidiaries. The new Facilities require us to achieve fixed charge coverage ratios of: 1.15 to 1.0 through the next to last day of fiscal year 2003; 1.2 to 1.0 through the next to last day of fiscal year 2004; and 1.25 to 1.0 thereafter. We also must maintain a maximum leverage ratio of: 4.0 to 1.0 through the next to last day of fiscal year 2002; and 3.75 to 1.0 through the next to last day of fiscal year 2003; and 3.5 to 1.0 thereafter. We were in compliance with these covenants at the end of fiscal year 2003.

On March 11, 2003, we amended the Facilities to, among other things, (1) lessen some of the restrictions on our ability to make acquisitions, (2) permit us to make additional investments and guarantees, and (3) allow us to repurchase a portion of our Senior Notes and capital stock, subject to annual limitations.

As of January 3, 2004, we had $27.4 million in outstanding borrowings ($12.4 million under the Revolver and $15.0 million under the Term Loan) and $14.0 million in outstanding letters of credit under the Facilities. As of January 3, 2004, we could have borrowed approximately $206.6 million of additional funds under our Revolver.

Aggregate maturities of long-term debt at January 3, 2004, are as follows:

(In thousands)
2004	$5,000
2005	5,000
2006	5,000
2007	12,355
Thereafter (2010)	250,000

$277,355

Note 3: Short-Term Debt

As of January 3, 2004 and January 4, 2003, we had a line of credit agreement with the Bank of Scotland with outstanding borrowings of $4.1 million and $7.3 million, respectively. At January 3, 2004, we had availability under this line of credit of approximately $7.7 million. The weighted-average interest rate on the line of credit during 2003 was 5.7% and 5.9% in both 2002 and 2001.

Note 4: Derivative and Other Financial Instruments

As of December 31, 2000, we adopted SFAS No. 133. In accordance with the provisions of SFAS No. 133, we recorded a transition adjustment in the first quarter of 2001. The transition adjustment increased accumulated other comprehensive loss and decreased net assets by $0.6 million (net of taxes).

Interest Rate Swap Agreements. To manage interest rate risk, we had an interest rate swap (through April 18, 2002) that effectively fixed the interest rate on the outstanding balance of a floating rate debt instrument. The interest rate swap agreement was accounted for as a cash flow hedge and qualified for use of the “short cut” method under SFAS No. 133, because the cash flows from the interest rate swap perfectly offset the changes in the cash flows associated with the floating rate of interest on the debt. The 2001 transition adjustment to record the fair value of the interest rate swap was a loss of $0.6 million ($0.3 million, net of taxes) with an offsetting entry to accumulated other comprehensive loss. There were no amounts reclassified from accumulated other comprehensive loss to interest expense during 2001. The fair value of the swap decreased $1.6 million ($1.0 million net of tax) in 2001 as interest rates declined resulting in a charge to accumulated other comprehensive loss, decreasing that component of equity to $1.4 million (net of taxes). Through April 18, 2002, the fair value of the swap increased $0.7 million ($0.4 million net of tax) resulting in a decrease in accumulated other comprehensive loss. On April 18, 2002, the interest rate swap was terminated and the related hedged debt was repaid (Note 2) resulting in a $1.5 million ($1.0 million net of tax) loss reclassified from accumulated other comprehensive loss to the debt retirement charge in the consolidated statements of operations.

On October 10, 2000, we terminated a fixed to floating rate swap agreement and recorded a deferred loss of approximately $0.6 million ($0.2 million at December 29, 2001), which was amortized through April 18, 2002 (the date on which the related hedged debt was repaid). On April 18, 2002, we recognized the remaining $0.1 million ($0.07 million net of tax) deferred loss in the consolidated statements of operations as part of the debt retirement charge (Note 2).

These interest rate swap agreements, when combined, changed the weighted-average interest rate on long-term debt from 6.96% to 7.07% in 2001.

Foreign Currency Forward Contracts. We earn revenues and incur expenses in various parts of the world and, as a result, we are exposed to movement in foreign currency exchange rates. As of January 3, 2004, we have foreign exchange forward contracts expiring through the end of fiscal 2004 that are intended to reduce the effect of fluctuating foreign currencies on anticipated purchases of inventory and sales of goods denominated in currencies other than the functional currencies of our international subsidiaries. Gains and losses on the derivatives are intended to offset gains and losses on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The foreign exchange forward contracts are primarily accounted for as cash flow hedges. The principal currencies hedged include the U.S. dollar, European euro, Mexican peso, and British pound sterling. There was no transition adjustment recorded upon adoption of SFAS No. 133 in 2001, as there were no significant foreign currency forward contracts impacted by the statement upon adoption. The change in fair value of the forward contracts increased net assets and decreased accumulated other comprehensive loss by $0.2 million ($0.1 million net of taxes) during 2001, while realized gains reclassified to other-net in the consolidated statements of operations in 2001 amounted to $0.2 million ($0.1 million net of taxes). During 2002, the change in fair value of the forward contracts decreased net assets and increased accumulated other comprehensive loss by $2.5 million ($1.6 million net of taxes), while realized losses reclassified to other-net in the consolidated statements of operations amounted to $0.6 million ($0.4 million net of taxes). During 2003, the change in fair value of the forward contracts decreased net assets and increased accumulated other comprehensive loss by $7.4 million ($4.6 million net of taxes), while realized losses reclassified to other-net in the consolidated statements of operations amounted to $4.5 million ($2.8 million net of taxes).

We were also a party to foreign exchange forward contracts during 2001 that did not qualify for hedge accounting under SFAS No. 133. We recorded those contracts at fair value with the related changes in fair value, which amounted to a gain of $0.9 million ($0.6 million net of taxes) reported in other-net in the 2001 consolidated statements of operations.

Futures Contracts. A substantial portion of the raw materials we use in our integrated manufacturing process are subject to price volatility caused by weather, supply conditions and other unpredictable factors. Prior to the formation of Frontier Yarns, we purchased futures contracts to hedge commodity price risk on anticipated purchases of cotton. Upon adoption of SFAS No. 133, we accounted for these futures contracts as cash flow hedges. The transition adjustment to record the fair value of cotton futures contracts at the beginning of 2001 was a loss of $0.4 million ($0.2 million net of taxes), which was charged to accumulated other comprehensive loss. Gains and losses on futures contracts designated as cash flow hedges are reclassified from accumulated other comprehensive loss to cost of goods sold in the period the hedged item (i.e., the purchase of raw cotton) affects earnings. The change in fair value of the commodity futures contracts decreased net assets and increased accumulated other comprehensive loss by $4.4 million (net of taxes) in 2001. Losses reclassified to earnings during 2001 amounted to $7.5 million ($4.6 million net of taxes), including $6.4 million ($4.0 million net of taxes), that were recognized in earnings due to hedge ineffectiveness. These contracts were determined to be ineffective as hedges at the end of 2001 as we planned to no longer purchase raw cotton but instead purchase yarn from Frontier Yarns and other third parties beginning in 2002 (See Note 8). At December 29, 2001, we maintained cotton futures contracts covering approximately 6.2 million pounds. These cotton futures contracts did not qualify for hedge accounting treatment under SFAS No. 133. At January 3, 2004 and January 4, 2003, we were not a party to any cotton futures contracts.

Other Financial Instruments. At January 3, 2004 and January 4, 2003, the carrying value of financial instruments such as cash, trade accounts receivable and payables approximated their fair values, based on the short-term maturities of these instruments. The fair value of long-term debt is estimated using discounted cash flow analyses, based upon our incremental borrowing rates for similar types of borrowing arrangements.

The following table summarizes fair value information for derivative and other financial instruments:

	2003		2002
ASSETS (LIABILITY)		Fair		Fair
(In thousands)	Carrying Value	Value	Carrying Value	Value
Short-term debt	$(4,088)	$(4,088)	$(7,253)	$(7,253)
Long-term debt (including current portion)	(277,355)	(292,481)	(270,000)	(289,000)
Forward currency exchange contracts	(4,743)	(4,743)	(1,841)	(1,841)
Investments (trading portfolio)	9,092	9,092	7,261	7,261

Note 5: Employee Retirement Benefits

We have a qualified, noncontributory, defined benefit pension plan that covers substantially all of our United States employees and unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees (“Retirement Plans”). Benefits for the Retirement Plans are based upon years of service and the employee’s highest consecutive five years of compensation during the last ten years of employment.

We fund the qualified plan by contributing annually the maximum amount that can be deducted for federal income tax purposes. Additional contributions are sometimes needed to comply with funding requirements in our principal debt agreement. Although there is no current funding requirement, it is possible that we could be required to make a contribution of as much as $1.6 million to the qualified plan in fiscal 2004.

Our investment strategy for the Retirement Plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy establishes a target allocation for each asset class, which is rebalanced on a monthly basis. Target allocations are 65% equity investments and 35% fixed income investments.

The percentage of fair value of total plan assets by asset category as of the measurement date (which is January 1 each year) is as follows:

	2003	2002
ASSET CATEGORY
Equity funds	65.7%	62.7%
Fixed income funds	34.3%	36.5%
Cash and cash equivalents	—%	0.8%

Total	100.0%	100.0%

Plan assets at January 3, 2004 and January 4, 2003, include 600,960 shares of the Company’s common stock having a market value of $10.6 million and $10.1 million, respectively. Dividends paid to the plan by the Company were $0.1 million in 2003 and 2002 and $0.3 million in 2001.

The following table sets forth changes in the benefit obligation, plan assets and funded status:

(In thousands)	2003	2002
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$157,643	$145,877
Service cost	5,045	3,999
Interest cost	10,493	10,408
Actuarial loss	7,297	6,868
Benefits paid	(9,763)	(9,587)
Plan amendments	22	78

Benefit obligation at end of year	$170,737	$157,643

The accumulated benefit obligation for the Retirement Plans was $157.6 million and $142.7 million at January 3, 2004 and January 4, 2003, respectively.

(In thousands)	2003	2002
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$94,748	$106,782
Actual return on plan assets	20,673	(7,380)
Company contributions	7,285	4,933
Benefits paid	(9,763)	(9,587)

Fair value of plan assets at end of year	$112,943	$94,748

(In thousands)	2003	2002
RECONCILIATION OF FUNDED STATUS TO ACCRUED BENEFIT COST
Unfunded status of the plan	$(57,794)	$(62,895)
Unrecognized prior service cost	1,105	1,315
Unrecognized net actuarial loss	42,492	44,858
Unrecognized transition asset	(308)	(986)

Accrued benefit cost	$(14,505)	$(17,708)

(In thousands)	2003	2002
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Accrued benefit cost	$(14,505)	$(17,708)
Additional minimum liability	(30,544)	(30,421)
Intangible asset	548	811
Accumulated other comprehensive loss	29,996	29,610

Net amount recognized	$(14,505)	$(17,708)

A summary of the components of net periodic pension cost is as follows:

(In thousands)	2003	2002	2001
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$5,045	$3,999	$4,646
Interest cost	10,493	10,408	10,514
Expected return on plan assets	(11,005)	(12,351)	(12,501)
Net amortization and deferral	(452)	(449)	(532)
Effect of curtailment	—	—	351

Net periodic pension cost	$4,081	$1,607	$2,478

The weighted average assumptions used to compute pension amounts were as follows:

	2003	2002
Discount rate	6.25%	6.75%
Expected return on plan assets	8.50%	9.50%
Rate of compensation increase	3.00%	3.50%

The expected return on plan assets assumption reflects the weighted average of the historical rates of return for the investments held in the plan, adjusted for any fundamental changes in expected returns on the plan investments.

The following table shows the expected benefit payments to be made from the Retirement Plans as of January 3, 2004 (in thousands):

Benefit
Fiscal Years	Payments
2004	$8,485
2005	8,372
2006	8,469
2007	8,699
2008	9,190
Five years thereafter	52,486

In addition to our Retirement Plans, we have a savings plan that is qualified under Section 401(k) of the Internal Revenue Code (Savings Plan). Our Savings Plan allows substantially all United States employees to defer portions of their annual compensation and to participate in Company matching and discretionary contributions. Compensation expense associated with these plans was $0.9 million in 2003, $0.8 million in 2002 and $1.0 million in 2001.

Note 6: Income Taxes

Foreign operations contributed $1.3 million, $.9 million and $3.2 million to the Company’s income (loss) before income taxes in 2003, 2002 and 2001, respectively.

Significant components of the provision for (benefit from) income taxes are as follows:

	2003		2002		2001
	Currently		Currently		Currently
(In thousands)	Payable	Deferred	Payable	Deferred	Payable	Deferred
Federal	$15,826	$6,224	$8,991	$9,330	$(4,832)	$(22,276)
State	42	(2,127)	1,691	(191)	683	(6,208)
Foreign	639	335	3,280	(2,779)	1,286	240

Totals	$16,507	$4,432	$13,962	$6,360	$(2,863)	$(28,244)

Our effective tax rates were 32.7%, 37.2% and 35.9% for fiscal 2003, 2002 and 2001, respectively. The 4.5 percentage point decrease in the effective tax rate from 2002 to 2003 related primarily to $2.6 million of non-recurring tax benefits and other deferred tax adjustments realized in 2003.

Following is a reconciliation of income tax expense or benefit to the expected amount computed by applying the statutory federal income tax rate of 35% to income before income taxes:

(In thousands)	2003	2002	2001
Taxes (benefit) at statutory rate on income before income taxes	$22,392	$19,120	$(30,308)
State income taxes, net of federal income tax benefit	(836)	702	(5,281)
Tax effects of foreign operations – net	(4,612)	(2,006)	141
Change in valuation allowance on foreign/state NOLs	5,931	2,606	2,756
Other – net	(1,936)	(100)	1,585

	$20,939	$20,322	$(31,107)

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets as of January 3, 2004 and January 4, 2003, are as follows:

(In thousands)	2003	2002
Deferred tax liabilities:
Property, plant and equipment	$25,036	$29,639
Inventories	5,539	10,232
Other	18,125	18,536

Total deferred tax liabilities	48,700	58,407

Deferred tax assets:
Pension and post-employment obligations	17,267	16,587
Accounts receivable	3,777	9,032
Foreign and state net operating loss carryforwards	23,368	20,191
Employee benefits	10,186	9,567
Other	1,802	684

Total deferred tax assets	56,400	56,061
Valuation allowance for deferred tax assets	(19,474)	(13,543)

Net deferred tax assets	36,926	42,518

Net deferred tax liabilities	$11,774	$15,889

Net operating loss carryforwards (NOLs) are available to offset future earnings within the time periods specified by law. At January 3, 2004, the Company had U.S. state NOLs of approximately $366.8 million expiring in 2013 through 2018. International NOLs total approximately $37.4 million. The International NOLs pertain primarily to the Company’s United Kingdom and Australian operations. NOLs can be carried forward indefinitely in the United Kingdom and Australia.

Through 2002, as we continued to execute our restructuring plan (see Note 9) and implemented certain tax strategies, we generated NOL carryforwards in states where utilization of the carryforward benefits was not assured. Accordingly, we increased our valuation allowance related to state NOL carryforwards by $2.8 million in 2001. In 2003 and 2002, we increased our valuation allowance by $5.9 million and $2.6 million, respectively, for additional NOLs generated in our International operations.

We do not provide for federal income taxes on the undistributed earnings of international subsidiaries because earnings are reinvested and it is our intention to reinvest them indefinitely. At January 3, 2004, we had not provided for federal income taxes on earnings of international subsidiaries of approximately $18.9 million. If these earnings are distributed in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes in the various international jurisdictions. It is not practical for us to determine the amount of unrecognized deferred U.S. income tax liability because of the complexities associated with the hypothetical calculation. Withholding taxes of approximately $0.9 million would be payable if all previously unremitted earnings as of January 3, 2004, were remitted to the U.S. parent company.

Note 7: Stock Rights Plan And Stock Option Plans

On September 15, 1999, the Board of Directors declared a dividend, which was issued on October 25, 1999, of one Right for each share of common stock outstanding. Each Right, when exercisable, entitles the holder to purchase a unit of one one-hundredth share of Series A Junior Participating Preferred Stock, par value $0.01, at a purchase price of $85. Upon certain events relating to the acquisition of, or right to acquire, beneficial ownership of 15% or more of the Company’s outstanding common stock by a third party, or a change in control of the Company, the Rights entitle the holder to acquire, after the Rights are no longer redeemable by the Company, shares of common stock for each Right held at a significant discount to market. The Rights will expire on October 25, 2009, unless redeemed earlier by the Company at $0.01 per Right under certain circumstances.

Our Executive Incentive Plan permits us to issue equity-based compensation awards in several forms to all officers and key employees of the Company and its subsidiaries. Under the plan, we may issue restricted stock, incentive stock options, nonqualified stock options, reload stock options, bonus shares, deferred shares, stock appreciation rights, performance shares, and performance unit awards.

Most of our salaried employees, including officers, are eligible to participate in the Russell Corporation 2000 Stock Option Plan (2000 Option Plan). Awards under the 2000 Option Plan also may be made to consultants. The 2000 Option Plan allows us to grant awards in a variety of forms, including incentive stock options, nonqualified stock options, reload stock options, restricted shares, bonus shares, deferred shares, freestanding stock appreciation rights, tandem stock appreciation rights, performance units, and performance shares.

Under the Executive Incentive Plan, the 2000 Option Plan and predecessor stock option plans, a total of 2,482,061 shares of common stock were reserved for issuance at January 3, 2004. The options are granted at a price equal to the stock’s fair market value at the date of grant. All options granted prior to 1999 are exercisable two years after the date of grant and expire 10 years after the date of grant. The stock options that were granted in 1999 and later are exercisable equally over periods of either two or four years and expire 10 years after the date of grant. The following table summarizes the status of options under the Executive Incentive Plan, 2000 Option Plan and predecessor plans:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	4,367,793	$19.92	4,630,808	$20.11	5,102,766	$20.50
Granted at fair value	70,650	$19.48	63,658	$16.41	334,830	$17.59
Exercised	340,539	$15.28	119,047	$15.06	49,268	$15.09
Expired	85,800	$27.50	—	—	272,050	$26.38
Forfeited	316,415	$21.36	207,626	$18.03	485,470	$19.56

Outstanding at end of year	3,695,689	$20.05	4,367,793	$19.92	4,630,808	$20.11

Exercisable at end of year	3,209,053	$20.62	2,982,005	$21.58	2,550,845	$23.21

The range of exercise prices of the outstanding and exercisable options are as follows at January 3, 2004:

			Weighted
			Average Remaining
Weighted Average	Number of	Number of	Life
Exercise Price	Exercisable Shares	Outstanding Shares	in Years
$11.75 - $15.00	14,816	32,526	7.6
$15.01 - $18.25	1,321,623	1,642,079	6.2
$18.26 - $21.50	588,970	733,547	5.6
$21.51 - $24.75	314,177	318,070	4.5
$24.76 - $28.00	742,867	742,867	3.6
$28.01 - $31.35	226,600	226,600	2.1

	3,209,053	3,695,689

On January 5, 2003, we adopted the prospective transition provisions of SFAS No. 148, which uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $0.6 million ($0.4 million after-tax) of stock-based employee compensation in fiscal 2003. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The table below presents a comparison of reported results versus proforma results that assumes the fair value based method of accounting had been applied to all stock compensation awards granted. For the purposes of this disclosure, we estimated the fair value of employee stock options at the date of grant using the Black-Scholes option valuation model. The fair values derived for options granted during fiscal years 2003, 2002 and 2001 and key assumptions used to determine these values were as follows:

	2003	2002	2001
Risk-free interest rate	1.25%	4.50%	4.90%
Dividend yield	1.00%	1.00%	1.00%
Volatility factor	.361	.361	.397
Weighted-average expected life of options	2.0 years	7.4 years	7.8 years
Estimated fair value per option	$3.88	$6.98	$7.10

For purposes of calculating the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.

(In thousands, except per share data)	2003	2002	2001
Reported net income (loss)	$43,039	$34,306	$(55,486)
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied	(1,171)	(2,542)	(4,698)

Pro forma net income (loss)	$41,868	$31,764	$(60,184)

Reported net income (loss) per share – basic	$1.33	$1.07	$(1.74)
Pro forma net income (loss) per share – basic	$1.29	$0.99	$(1.88)
Reported net income (loss) per share – diluted	$1.32	$1.06	$(1.74)
Pro forma net income (loss) per share – diluted	$1.28	$0.99	$(1.88)

Under the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan (the “Directors’ Plan”), which replaced the Russell Corporation 1997 Non-Employee Directors’ Stock Grant, Stock Option and Deferred Compensation Plan (the “Prior Plan”), each non-employee director (“Eligible Director”) receives annually (1) a fee of $35,000, to be paid in quarterly installments of $8,750, and (2) an option to purchase shares of common stock with a value equal to $25,000, exercisable for 10 years at a price equal to the market value of the common stock on the date of the annual meeting.

Effective January 1, 2003, a stock retainer deferral account (a “deferral account”) was established for each non-employee director in lieu of stock options. Immediately following each annual meeting each non-employee director’s deferral account will be credited with shares of common stock having a market value of $25,000. In addition, on each dividend payment date, each deferral account will be credited with additional shares of common stock equal to the number of shares of common stock, which could be acquired with the dividends paid on the shares of common stock in the deferral account based on the market value of such shares on such date. The shares in a deferral account will be paid to a non-employee director on the earlier of the first anniversary of the date such director ceased to be a director of the company or the day after such director ceased to be a director following such director reaching age 70. Eligible Directors also may elect to receive all or a portion of their annual fee in shares or deferred shares.

Options granted under the Directors’ Plan vest over 1 year and expire 10 years after the date of grant; whereas, options granted under the Prior Plan vest over three years and expire 10 years after the date of grant. In 2003, 10,600 deferred shares were granted at a price of $18.88. Options to purchase an aggregate of 55,287 shares of common stock at a price of $18.81 were granted in 2002. Options to purchase an aggregate of 169,890 shares at prices ranging from $16.28 to $27.50 are outstanding under the Directors’ Plan and the Prior Plan at January 3, 2004.

Note 8: Commitments and Contingencies

Purchase and Lease Commitments. At January 3, 2004, we have commitments to spend approximately $5.6 million for capital improvements. Our remaining commitments under noncancelable operating leases with initial or remaining terms of one year or more are as follows:

(In thousands)	Third Parties	Related Party	Total
2004	$4,572	$2,494	$7,066
2005	4,161	2,528	6,689
2006	3,074	2,561	5,635
2007	1,995	2,596	4,591
2008	1,487	2,631	4,118
Thereafter	2,516	4,461	6,977

	$17,805	$17,271	$35,076

Lease and rental expense for fiscal years 2003, 2002 and 2001 was $7.6 million, $7.3 million and $9.4 million, respectively.

We had $14.2 million outstanding under letters of credit for the purchase of inventories at January 3, 2004. We had $4.5 million outstanding under letters of credit at January 3, 2004 for the guarantee of debt of a non-affiliated foreign contractor that expires ratably over the period of 2003 – 2005. In addition, we had $3.7 million outstanding under letters of credit at January 3, 2004 related to self-insurance of workers’ compensation programs.

On December 28, 2001, we entered into a joint venture agreement with Frontier Spinning Mills, Inc., to establish Frontier Yarns, LLC (“Frontier Yarns”), a joint venture limited liability company in which we hold 45.3% of the outstanding membership units. Our voting interest is equal to our proportion of total outstanding membership units. Profits of Frontier Yarns are distributed to its members in proportion to the number of membership units held by each member. As part of this transaction, we agreed to sell or lease to Frontier Yarns most of our remaining yarn spinning assets, including facilities in Lafayette and Wetumpka, Alabama. We also contributed approximately $4.5 million in cash and loaned Frontier Yarns $5.0 million, which is due in February 2009 and accrues interest at market rates. Simultaneously we entered into a supply agreement with Frontier Yarns to purchase certain minimum quantities of yarn based upon the production capacity of Frontier Yarns. The agreement also provides for pricing to be calculated on a conversion cost basis plus actual cost of raw materials. Total purchases from Frontier Yarns were $125.6 million in 2003. We had a net outstanding payable of $5.9 million due to Frontier Yarns at both January 3, 2004 and January 4, 2003. We can terminate the supply agreement under certain circumstances related to a fundamental decrease in our demand for yarn or the cost of yarn becoming uncompetitive. In addition, beginning in 2006, the agreement may be terminated for any reason upon two years notice but not prior to 2008. Since Frontier Spinning Mills, Inc. is not an affiliate of ours, the agreement, in our opinion, was negotiated on an arm’s length basis.

Litigation

We are a co-defendant in Locke, et al. v. Russell Corporation, et al., in Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. However, ten families dropped out of the case and there are five remaining plaintiff families. In May 2002, the trial court entered summary judgment in our favor on all but one of the plaintiffs’ claims. The remaining claim, which involves a private right of action for public nuisance, was scheduled for trial in October 2003; however, the trial court has continued the case until 2004 and allowed us to move for summary judgment on the remaining claim. We filed our summary judgment motion on October 31, 2003, which is pending before the court.

A substantially identical lawsuit to the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). On May 22, 2002, the trial court entered summary judgment in our favor on all claims, and, on June 17, 2002, the plaintiffs filed a motion to alter that determination, which is pending. The allegations in the Locke and Gould cases are similar to those contained in a case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in our favor by a ruling by the Alabama Supreme Court in 2001. We plan to vigorously defend the Locke and Gould suits.

We also are a party to various other lawsuits arising out of the normal conduct of our business. We do not believe that any of these lawsuits, if adversely determined, would have a material adverse effect upon us.

Note 9: Restructuring, Asset Impairment and Other Unusual Charges (Special Charges)

Operational Improvement Program. In October 2003, we announced an Operational Improvement Program (the “OIP”) designed to reduce costs to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The OIP includes improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (1) expanded production with lower cost contractors in Central America; (2) lower sourcing costs; (3) increased efficiencies in domestic textile operations; and (4) improved distribution costs. As part of the OIP, we eliminated in 2003 approximately 100 positions, primarily salaried and administrative office staff, resulting in approximately $4.0 million in severance expense. In addition, we incurred asset impairment charges of approximately $0.5 million associated with the planned closings of two International sales offices and the abandonment of a previously idled domestic finished goods warehouse.

Multi-Year Restructuring and Reorganization Program. In July 1998, we adopted a restructuring and reorganization program (the “1998 Program”) with the objective of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. The 1998 Program originally called for the closing of a number of our worldwide facilities, which included selected manufacturing plants, distribution centers and offices; expanding production outside the United States; consolidating and downsizing the licensed products businesses; disposing of owned shopping-center real estate; reorganizing the corporate structure; and other cost savings activities. In addition, we established a dual headquarters in Atlanta, Georgia. In July 2001, we announced an extension of this program to align the organization by distribution channel to provide stronger customer service, supply chain management, and more cost-effective operations.

Fiscal 2003 Activities

In 2003, we recorded $2.2 million in special charges to adjust the accruals for employee terminations, termination of certain licenses and contracts and exit costs related to facilities to reflect our best estimate of the ultimate settlement of these liabilities and to adjust the carrying values of assets idled in prior periods to properly reflect the assets at their net realizable value. The $2.2 million in special charges is net of $1.1 million of gains realized on the disposal of five properties that were being held for sale at the beginning of 2003.

Property and equipment held for disposal at January 3, 2004 are carried at $5.6 million. These assets have been written down to their fair values (less cost to sell) as determined by reference to third-party appraisals or internal analyses based on recent sales prices of comparable facilities. Depreciation has been suspended since the date these assets were first classified as assets held for disposal.

Fiscal 2002 Activities

There were no special charges in 2002 other than to the extent our estimated restructuring liabilities and the carrying value of idled assets at 2001 differed from actual results or from changed circumstances.

In 2002, we adjusted our estimate of the accrual for employee terminations and termination of certain licenses and contracts by $0.4 million each to reflect our best estimate of the ultimate settlement of these liabilities. In addition, we disposed of six properties and equipment that were being held for sale at the beginning of 2002 realizing a net gain of $5.8 million. The $6.6 million of gains from the adjustment of restructuring accruals and disposal of properties were completely offset by an additional $0.4 million of inventory write-downs needed to reduce the carrying value of discontinued inventories to their estimated net realizable values; $0.8 million for exit costs on facilities that are being held for sale; and $5.4 million to adjust the carrying values of assets idled in prior periods to properly reflect the assets at their net realizable value.

Fiscal 2001 Activities

The special charges in 2001 relate primarily to the consolidation of the Cross Creek® branded business and the restructuring of our spinning facilities. Revenue and operating losses related to the Cross Creek® branded business, which we do not expect to retain in future periods, were approximately $16.1 million and $6.4 million, respectively, in 2001.

In 2001, we announced the closing of two domestic sewing operations, one textile operation and four yarn manufacturing facilities; the downsizing of domestic manufacturing capacity in the Domestic segment; the consolidation of the Cross Creek® artwear business within the other Artwear/Careerwear businesses; and the discontinuance of our direct marketing of the Cross Creek® brand through golf pro shops and department stores. Due to these activities, we issued approximately 1,535 termination notices to employees and recorded approximately $23.8 million in employee severance and related benefits. In addition, we recorded inventory write downs of $13.1 million related to the discontinuance of certain product lines, principally the Cross Creek® branded business.

We also recorded $82.2 million in asset impairment charges which includes $11.8 million to write down facilities and equipment that were previously used in the Cross Creek® businesses that have either been discontinued or consolidated; $30.0 million on spinning assets sold to Frontier Yarns; $23.2 million to write down to fair value yarn facilities and equipment leased to Frontier Yarns that will continue to be classified as held for use, and $17.2 million (net of $1.7 million of realized gains) to adjust the carrying values of assets idled in prior periods to properly reflect the assets at their net realizable value.

During 2001, we expensed $9.9 million associated with exit costs on facilities that are being held for sale as well as $1.7 million related to the completion of the restructuring in Europe. In addition, we recorded $6.9 million of miscellaneous cost including $4.3 million related to the consolidation of the Cross Creek® branded business and $1.2 million of costs associated with establishing our dual headquarters in Atlanta, Georgia.

As noted in Note 4, we recognized a $6.4 million charge related to losses on cotton futures contracts that were deemed to be ineffective as hedges in the fourth quarter when we sold or leased our remaining yarn manufacturing facilities to Frontier Yarns. Prior to the fourth quarter, we accounted for cotton futures contracts as cash flow hedges of anticipated purchases of cotton with unrealized gains or losses recorded in accumulated other comprehensive loss until the related hedged cotton purchases occurred. Beginning in 2002, we began to purchase yarn from Frontier Yarns. The cotton futures contracts that were hedging anticipated purchases of cotton in 2002 were deemed to be ineffective upon formation of Frontier Yarns, because we no longer planned to purchase raw cotton. Accordingly, the $6.4 million of unrealized losses in accumulated other comprehensive loss was reclassified to earnings as required by SFAS No. 133 and are presented in the tables below as being directly related to restructuring our yarn operations.

The special charges reflected in the consolidated statements of operations, by program, are as follows:

	2003		2002	2001
		1998	1998	1998
(In thousands)	OIP	Program	Program	Program
Asset impairment:
Impairment of facilities used in operations	$471	$—	$—	$23,242
Impairment of facilities and equipment held for disposal	—	1,547	(463)	59,013

Total asset impairment	471	1,547	(463)	82,255
Employee terminations	4,042	440	(371)	23,808
Inventory losses including shipping and warehousing costs	—	—	403	13,084
Termination of certain licenses and contracts:	—	528	(403)	6,387
Exit costs related to facilities	—	(298)	834	11,577
Other	573	—	—	6,981

Total before tax	$5,086	$2,217	$—	$144,092

Total after tax	$3,422	$1,491	$—	$91,936

The special charges, by program, have been classified in the consolidated statements of operations as follows:

	2003		2002	2001
		1998	1998	1998
(In thousands)	OIP	Program	Program	Program
Cost of goods sold	$3	$—	$32	$43,790
Selling, general and administrative expenses	4,612	—	—	1,567
Other-net	471	2,217	(32)	98,735

	$5,086	$2,217	$—	$144,092

A summary of activity in the restructuring liability accounts, by program, follows:

	2003		2002	2001
		1998	1998	1998
(In thousands)	OIP	Program	Program	Program
Restructuring liabilities at beginning of year	$—	$2,333	$16,139	$5,726
Exit costs incurred	—	—	—	11,577
Employee termination costs accrued	4,042	—	—	21,561
Other charges	573	—	—	13,009
Reserve revisions and adjustments, net	—	670	60	2,247
Payments charged to the liability accounts	(1,276)	(2,748)	(13,866)	(37,981)

Restructuring liabilities at end of year	$3,339	$255	$2,333	$16,139

The restructuring liabilities at end of year, by program, are made up of the following:

	2003		2002	2001
		1998	1998	1998
(In thousands)	OIP	Program	Program	Program
Employee terminations	$2,783	$10	$640	$11,673
Termination of certain licenses and contracts	—	245	395	1,417
Exit costs related to facilities	—	—	1,298	3,049
Other	556	—	—	—

	$3,339	$255	$2,333	$16,139

A substantial portion of the special charges recognized in 2001 through 2003 involved the write-down of assets and did not require cash payments. A summary of non-cash related components of the special charges, by program, follows:

	2003		2002	2001
		1998	1998	1998
(In thousands)	OIP	Program	Program	Program
Impairment of facilities	$471	$1,547	$(463)	$82,255
Other	—	—	403	13,443

	$471	$1,547	$(60)	$95,698

Note 10: Segment Information

Description of the Types of Products from Which Each Reportable Segment Derives Its Revenues. We operate our business in two segments: Domestic and International. The Domestic segment is further aligned by distribution channel: Athletic, Mass Retail and Artwear/Careerwear. Athletic, Mass Retail and Artwear/Careerwear have been aggregated into the Domestic reportable segment because these business lines are similar in economic characteristics, products, production processes, type of customer, distribution method, and regulatory environment. The International segment distributes most of our athletic, outdoor and activewear products.

Measurement of Segment Profit or Loss and Segment Assets. Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (Segment operating income). Segment operating income as presented by us may not be comparable to similarly titled measures used by other companies. The other accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies in the consolidated financial statements. Intersegment transfers are recorded at cost; there is no intercompany profit or loss on intersegment transfers.

Segment Financial Information for the Year ended January 3, 2004

(In thousands)	Domestic	International	Total
Net sales	$1,084,844	$101,419	$1,186,263
Depreciation and amortization expense	44,054	883	44,937
Segment operating income	112,782	535	113,317
Special charges not included in Segment operating income	6,382	921	7,303
Total assets	969,305	54,002	1,023,307
2003 purchases of long-lived assets	38,067	574	38,641

Segment Financial Information for the Year ended January 4, 2003

(In thousands)	Domestic	International	Total
Net sales	$1,076,326	$88,002	$1,164,328
Depreciation and amortization expense	44,364	697	45,061
Segment operating income (loss)	123,990	(753)	123,237
Total assets	896,632	66,483	963,115
2002 purchases of long-lived assets	27,971	372	28,343

Segment Financial Information for the Year ended December 29, 2001

(In thousands)	Domestic	International	Total
Net sales	$1,080,292	$80,633	$1,160,925
Depreciation and amortization expense	48,862	546	49,408
Segment operating income	103,926	2,385	106,311
Special charges not included in Segment operating income	144,018	74	144,092
Total assets	930,339	64,831	995,170
2001 purchases of long-lived assets	47,387	1,588	48,975

Reconciliation Of Segment Operating Income To Consolidated Pre-Tax Income (Loss)

(In thousands)	2003	2002	2001
Total segment operating income	$113,317	$123,237	$106,311
Unallocated amounts:
Corporate expenses	(12,373)	(18,266)	(16,488)
Special charges	(7,303)	—	(144,092)
Debt retirement charge	—	(20,097)	—
Interest expense	(29,663)	(30,246)	(32,324)

Income (loss) before income taxes	$63,978	$54,628	$(86,593)

Enterprise-wide Disclosures:

Net Sales by Country

(In thousands)	2003	2002	2001
United States	$1,084,184	$1,072,042	$1,075,277
Europe	70,202	61,522	56,307
Other foreign countries	31,877	30,764	29,341

Consolidated total	$1,186,263	$1,164,328	$1,160,925

Net Sales by Distribution Channel

(In thousands)	2003	2002	2001
Domestic Athletic	$375,822	$302,738	$280,359
Domestic Mass Retail	344,513	350,224	336,634
Domestic Artwear/Careerwear	364,509	423,364	463,299
International	101,419	88,002	80,633

Consolidated total	$1,186,263	$1,164,328	$1,160,925

Revenues are attributed to countries based on the location of customers.

Gross sales to Wal-Mart represent approximately 21.2%, 19.6% and 17.8% of our consolidated gross sales for fiscal 2003, 2002 and 2001, respectively.

Long-Lived Assets by Country

(In thousands)	2003	2002
United States	$272,895	$305,733
Central America	28,727	24,422
Europe	1,216	1,396
Other foreign countries	396	458

Consolidated total	$303,234	$332,009

Note 11: Diluted Weighted-Average Common Shares Outstanding

Our diluted weighted-average common shares outstanding are calculated as follows:

	2003	2002	2001
Basic weighted-average common shares outstanding	32,376,617	32,127,579	31,950,658
Net common shares issuable on exercise of dilutive stock options and other unissued awards	349,855	142,234	—

Diluted weighted-average common shares outstanding	32,726,472	32,269,813	31,950,658

Net incremental shares issuable on the exercise of employee stock options calculated using the treasury stock method amounted to 242,007 for the year ended December 29, 2001. Such incremental shares were not included in the diluted weighted-average common shares outstanding calculation because the effect of these shares was anti-dilutive. Options to purchase 2.0 million and 2.3 million shares of our common stock were excluded from the computation of diluted weighted-average common shares outstanding for the years ended January 3, 2004 and January 4, 2003, respectively, because they were out of the money.

Note 12: Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

	Quarter ended
Year ended
January 3, 2004	April 6	July 6	Oct. 5	Jan. 3
Net sales	$227,983	$267,925	$388,001	$302,354
Gross profit	62,821	77,386	112,607	91,322
Net income	3,448	6,659	18,459	14,473
Net income per common share:
Basic	$0.11	$0.21	$0.57	$0.45
Diluted	$0.11	$0.20	$0.56	$0.44

	Quarter ended
Year ended
January 4, 2003	March 31	June 30	Sept. 29	Jan. 4
Net sales	$215,825	$253,070	$386,987	$308,446
Gross profit	59,836	66,096	120,529	92,104
Net income (loss)	2,628	(6,142)	23,363	14,457
Net income (loss) per common share:
Basic	$0.08	$(0.19)	$0.73	$0.45
Diluted	$0.08	$(0.19)	$0.72	$0.45

Note 13: Other Assets

Other assets are summarized as follows:

(In thousands)	2003	2002
Goodwill	$41,924	$19,673
Other intangibles	62,166	19,743
Debt issuance costs	16,656	16,188

	120,746	55,604
Less accumulated amortization	(10,626)	(7,262)

	110,120	48,342
Investments (trading portfolio)	9,092	7,261
Investments in and advances to unconsolidated entities	24,202	21,509
Other	2,977	3,149

	$146,391	$80,261

Goodwill and other intangibles increased $64.7 million in 2003 versus 2002. This increase was primarily related to acquisitions made in 2003 (see Note 14).

Other intangible assets included $47.0 million ($46.6 million, net of accumulated amortization) of indefinite-lived intangible assets and $15.2 million ($13.4 million, net of accumulated amortization) of finite-lived intangible assets at January 3, 2004. At January 4, 2003, other intangible assets included $12.5 million ($12.1 million, net of accumulated amortization) of indefinite-lived intangible assets and $7.2 million ($6.2 million, net of accumulated amortization) of finite-lived intangible assets.

Investments in and advances to unconsolidated entities accounted for under the equity method were $19.1 million and $16.4 million at January 3, 2004 and January 4, 2003, respectively; while our equity in earnings were $3.4 million in 2003, $3.1 million in 2002 and $(0.1) million in 2001.

Note 14: Acquisitions

On February 6, 2003, we acquired the majority of the assets of Bike Athletic Company. Bike’s products include athletic supporters, knee and elbow pads, braces, protective equipment, team uniforms, and performance apparel. On May 16, 2003, we completed the acquisition of the brands, inventory, contracts, and related assets of the sporting goods business of Spalding Sports Worldwide, Inc. Spalding is a marketer of basketballs, footballs, volleyballs, and soccer balls under the Spalding® brand and of softballs under the Dudley® brand. The acquisitions of Spalding and Bike are important to our expansion strategy that includes a stronger focus on the athletic and outdoor markets.

The results of operations for Bike and Spalding have been included in our consolidated financial statements since their respective acquisition dates.

Through January 3, 2004, we have paid $86.7 million for these acquisitions, of which $24.6 million was allocated to net tangible assets and $62.1 million was allocated to intangible assets (including goodwill). The goodwill related to these acquisitions was assigned to the Domestic segment, and all of the goodwill is deductible for income tax purposes.

We are in the process of resolving disputes related to the Spalding purchase agreement that could result in an adjustment to the ultimate purchase price and the amount of recorded goodwill.

Note 15: Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, Inc.; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel, LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; Russell Athletic, Inc.; Russell Athletic West, Inc.; and Russell Co-Op, LLC (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Corporation – Delaware; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Cross Creek de Jimenez, S.A. de C.V. (now known as Jerzees de Jimenez, S.A. de C.V.); Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd.; Russell do Brasil, Ltd.; Russell Corp. Far East, Limited; Russell Japan KK; Spalding Canada Corp.; Jerzees de Honduras, S.A. de C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell CZ s.r.o.; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; Citygate Textiles Limited; Russell Colombia Ltda.; and Merendon Textiles, S.de R.L. Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan. While Russell Athletic, Inc. and Russell Athletic West, Inc. were Subsidiary Guarantors at the time the indenture was executed, these entities were dissolved prior to June 30, 2002, and the assets of these entities were distributed to the Parent or other Subsidiary Guarantors.

The parent is comprised of Alabama manufacturing operations and certain corporate management, information services and finance functions.

Russell Corporation
Condensed Consolidated Statements of Operations

For the year ended
December 29, 2001		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$762,452	$318,131	$124,773	$(44,431)	$1,160,925
Cost of goods sold	535,274	299,875	98,169	(39,300)	894,018

Gross Profit	227,178	18,256	26,604	(5,131)	266,907
Selling, general and administrative expenses	144,269	56,474	23,515	2,200	226,458
Other–net	151,121	(46,530)	(2,542)	(7,331)	94,718

Operating Income	(68,212)	8,312	5,631	—	(54,269)
Interest expense (income) – net	57,537	(26,005)	792	—	32,324

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(125,749)	34,317	4,839	—	(86,593)
Provision (benefit) for income taxes	(46,235)	13,001	2,127	—	(31,107)
Equity in earnings of consolidated subsidiaries, net of income taxes	24,028	—	—	(24,028)	—

Net (loss) income	$(55,486)	$21,316	$2,712	$(24,028)	$(55,486)

Russell Corporation
Condensed Consolidated Statements of Cash Flows

For the year ended
December 29, 2001		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$275,054	$(164,284)	$16,573	$—	$127,343
Investing Activities
Purchase of property, plant and equipment	(36,596)	(3,891)	(8,488)	—	(48,975)
Cash paid for acquisitions, joint ventures and other	(10,494)	—	—	—	(10,494)
Investment in and advances to subsidiaries	(168,354)	166,144	2,210	—	—
Proceeds from sale of property, plant and equipment	10,891	153	3,558	—	14,602
Other	603	—	—	—	603

Net cash (used in ) provided by investing activities	(203,950)	162,406	(2,720)	—	(44,264)
Financing Activities
Payments on credit facility – net	(11,000)	—	(20,400)	—	(31,400)
Borrowings on short-term debt	—	—	6,128	—	6,128
Payments on notes payable	(41,072)	—	—	—	(41,072)
Dividends on common stock	(14,695)	—	—	—	(14,695)
Debt issuance and amendment costs paid	(3,434)	—	—	—	(3,434)
Treasury stock re-issued	1,706	—	—	—	1,706
Cost of common stock for treasury	(120)	—	—	—	(120)

Net cash used in financing activities	(68,615)	—	(14,272)	—	(82,887)
Effect of exchange rate changes on cash	—	—	1,497	—	1,497

Net increase (decrease) in cash	2,489	(1,878)	1,078	—	1,689
Cash balance at beginning of year	788	295	3,110	—	4,193

Cash balance at end of year	$3,277	$(1,583)	$4,188	$—	$5,882

Russell Corporation
Condensed Consolidated Balance Sheets

			Non-
January 4, 2003		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$50,955	$8,102	$9,562	$—	$68,619
Trade accounts receivables, net	634	130,143	18,138	—	148,915
Inventories	231,018	38,231	37,409	—	306,658
Prepaid expenses and other current assets	22,232	1,076	3,345	—	26,653

Total current assets	304,839	177,552	68,454	—	550,845
Property, plant, and equipment, net	260,580	45,142	26,287	—	332,009
Investment in subsidiaries	845,332	195	—	(845,527)	—
Intercompany balances	(561,406)	584,360	(22,954)	—	—
Other assets	56,172	23,591	498	—	80,261

	$905,517	$830,840	$72,285	$(845,527)	$963,115

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$111,586	$24,444	$17,444	$—	$153,474
Short-term debt	—	—	7,253	—	7,253
Current maturities of long-term debt	5,000	—	—	—	5,000

Total current liabilities	116,586	24,444	24,697	—	165,727
Long-term debt, less current maturities	265,000	—	—	—	265,000
Deferred liabilities	56,678	5,829	2,628	—	65,135
Stockholders’ equity	467,253	800,567	44,960	(845,527)	467,253

	$905,517	$830,840	$72,285	$(845,527)	$963,115

Russell Corporation
Condensed Consolidated Statements of Operations

For the year ended
January 4, 2003		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$823,122	$254,114	$134,967	$(47,875)	$1,164,328
Cost of goods sold	565,732	195,901	111,116	(46,986)	825,763

Gross profit	257,390	58,213	23,851	(889)	338,565
Selling, general and administrative expenses	154,637	60,952	20,221	—	235,810
Other–net	117,472	(118,883)	84	(889)	(2,216)

Operating income	(14,719)	116,144	3,546	—	104,971
Interest expense (income) - net	66,941	(36,697)	2	—	30,246
Debt retirement charge	20,097	—	—	—	20,097

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(101,757)	152,841	3,544	—	54,628
Provision (benefit) for income taxes	(38,400)	57,954	768	—	20,322
Equity in earnings of consolidated subsidiaries, net of income taxes	97,663	—	—	(97,663)	—

Net income (loss)	$34,306	$94,887	$2,776	$(97,663)	$34,306

Russell Corporation
Condensed Consolidated Statements of Cash Flows

For the year ended January 4, 2003		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$273,106	$18,340	$(88,055)	$—	$203,391
Investing Activities
Purchase of property, plant and equipment	(24,545)	(2,679)	(1,119)	—	(28,343)
Investment in and advances to subsidiaries	(87,802)	(7,891)	95,693	—	—
Cash paid for acquisitions, joint ventures and other	(4,670)	—	—	—	(4,670)
Proceeds from sale of property, plant and equipment	7,513	1,915	22	—	9,450
Other	750	—	—	—	750

Net cash (used in) provided by investing activities	(108,754)	(8,655)	94,596	—	(22,813)
Financing Activities
Payments on credit facility – net	(74,800)	—	—	—	(74,800)
Borrowings on short-term debt	—	—	458	—	458
Payments on notes payable, including prepayments	(270,371)	—	—	—	(270,371)
Proceeds from issuance of Senior Notes	250,000	—	—	—	250,000
Debt issuance and amendment costs paid	(18,910)	—	—	—	(18,910)
Dividends on common stock	(5,137)	—	—	—	(5,137)
Treasury stock re-issued	2,574	—	—	—	2,574
Cost of common stock for treasury	(30)	—	—	—	(30)

Net cash (used in) provided by financing activities	(116,674)	—	458	—	(116,216)
Effect of exchange rate changes	—	—	(1,625)	—	(1,625)

Net increase in cash	47,678	9,685	5,374	—	62,737
Cash balance at beginning of year	3,277	(1,583)	4,188	—	5,882

Cash balance at end of year	$50,955	$8,102	$9,562	$—	$68,619

Russell Corporation
Condensed Consolidated Balance Sheets

			Non-
January 3, 2004		Subsidiary	Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$414	$15,840	$3,862	$—	$20,116
Trade accounts receivables, net	78	154,833	20,603	—	175,514
Inventories	278,796	32,691	35,459	—	346,946
Prepaid expenses and other current assets	27,289	1,414	2,403	—	31,106

Total current assets	306,577	204,778	62,327	—	573,682
Property, plant, and equipment, net	229,736	43,151	30,347	—	303,234
Investment in subsidiaries	903,718	195	—	(903,913)	—
Intercompany balances	(601,161)	621,492	(20,331)	—	—
Other assets	118,423	25,879	2,089	—	146,391

	$957,293	$895,495	$74,432	$(903,913)	$1,023,307

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$115,247	$28,861	$16,418	$—	$160,526
Short-term debt	—	—	4,088	—	4,088
Current maturities of long-term debt	5,000	—	—	—	5,000

Total current liabilities	120,247	28,861	20,506	—	169,614
Long-term debt, less current maturities	272,355	—	—	—	272,355
Deferred liabilities	49,827	9,339	7,308	—	66,474
Stockholders’ equity	514,864	857,295	46,618	(903,913)	514,864

	$957,293	$895,495	$74,432	$(903,913)	$1,023,307

Russell Corporation
Condensed Consolidated Statements of Operations

For the year ended
January 3, 2004		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$935,225	$155,006	$149,984	$(53,952)	$1,186,263
Cost of goods sold	658,107	116,273	120,511	(52,764)	842,127

Gross profit	277,118	38,733	29,473	(1,188)	344,136
Selling, general and administrative expenses	163,099	58,884	24,494	—	246,477
Other–net	102,868	(100,058)	2,396	(1,188)	4,018

Operating income	11,151	79,907	2,583	—	93,641
Interest expense (income) - net	57,776	(28,244)	131	—	29,663

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(46,625)	108,151	2,452	—	63,978
Provision (benefit) for income taxes	(30,622)	49,434	2,127	—	20,939
Equity in earnings of consolidated subsidiaries, net of income taxes	59,042	—	—	(59,042)	—

Net income (loss)	$43,039	$58,717	$325	$(59,042)	$43,039

Russell Corporation
Condensed Consolidated Statements of Cash Flows

For the year ended January 3, 2004		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$45,055	$11,883	$1,018	$—	$57,956
Investing Activities
Purchase of property, plant and equipment	(24,385)	(8,623)	(5,633)	—	(38,641)
Investment in and advances to subsidiaries	702	(1,987)	1,285	—	—
Cash paid for acquisitions, joint ventures and other	(86,691)	—	—	—	(86,691)
Proceeds from sale of property, plant and equipment	8,203	6,465	97	—	14,765
Other	678	—	—	—	678

Net cash used in investing activities	(101,493)	(4,145)	(4,251)	—	(109,889)
Financing Activities
Borrowings on credit facility – net	7,355	—	—	—	7,355
Payments on short-term debt	—	—	(3,582)	—	(3,582)
Debt issuance and amendment costs paid	(468)	—	—	—	(468)
Dividends on common stock	(5,174)	—	—	—	(5,174)
Treasury stock re-issued	5,641	—	—	—	5,641
Cost of common stock for treasury	(1,457)	—	—	—	(1,457)

Net cash provided by (used in) financing activities	5,897	—	(3,582)	—	2,315
Effect of exchange rate changes on cash	—	—	1,115	—	1,115

Net (decrease) increase in cash	(50,541)	7,738	(5,700)	—	(48,503)
Cash balance at beginning of year	50,955	8,102	9,562	—	68,619

Cash balance at end of year	$414	$15,840	$3,862	$—	$20,116

REPORT OF ERNST & YOUNG LLP, INDEPENDENT AUDITORS

The Board of Directors and Shareholders
Russell Corporation

We have audited the accompanying consolidated balance sheets of Russell Corporation and subsidiaries as of January 3, 2004 and January 4, 2003, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 3, 2004. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russell Corporation and subsidiaries at January 3, 2004 and January 4, 2003, and the consolidated results of their operations and their cash flows for each of the three fiscal years in the period ended January 3, 2004 in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As described in Note 1, effective December 30, 2001 the Company changed its method of accounting for goodwill and indefinite-lived intangible assets.

/s/ Ernst & Young LLP

February 10, 2004
Birmingham, Alabama

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Annual Report on Form 10-K, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

(a) “Election of Directors” on pages 4 through 6 of the Proxy Statement is incorporated herein by reference.

Additional executive officers who are not directors are as follows:

		Officer
Name	Age	Since	Position
Jonathan R. Letzler	47	1998	President and Chief
			Operating Officer

Julio A. Barea	56	2003	Senior Vice President/
			President and Chief
			Executive Officer,
			Activewear

Floyd G. Hoffman	61	1999	Senior Vice President,
			Corporate Development,
			General Counsel and
			Secretary

Edsel W. Flowers	48	2003	Senior Vice President,
			Human Resources

JT Taunton, Jr.	61	1983	Senior Vice President/
			President and Chief
			Executive Officer,
			Fabrics and Services

M. Cheryl Barre	47	2001	Vice President/President,
			Women’s/Outdoor

Kevin L. Clayton	44	2003	Vice President, Diversity

Scott H. Creelman	61	2004	Vice President/President and Chief
			Executive Officer, Spalding

Matthew C. Mirchin	44	2002	Vice President/President,
			Russell Athletic

Nancy N. Young	55	1998	Vice President,
			Communications and
			Community Relations

Marietta Edmunds Zakas	45	2002	Vice President, Treasurer

Larry E. Workman	60	1987	Corporate Controller

Christopher M. Champion	33	2001	Deputy General Counsel,
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

Mr. Barea was employed by Russell in 2003 as Senior Vice President/President and Chief Executive Officer, Activewear. Prior to joining Russell, Mr. Barea was a consultant to Sara Lee Corporation from 2001 through 2003. Prior to that, he had been with Sara Lee Corporation’s knit products division for approximately 20 years in various positions, most recently as Vice President of Sara Lee Corporation and Chief Executive Officer of their Latin American Branded Apparel Unit.

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

Mr. Flowers was employed by Russell in 2003, as Senior Vice President, Human Resources. Prior to joining Russell, he was a Global Vice President of Merisant Corporation for 3 years and spent 8 years in various senior level human resources positions at Monsanto Company, most recently as Vice President, Strategic Staffing and Vice President Human Resources for the Agricultural Sector.

Mr. Taunton, employed by Russell since 1973, was named President and Chief Executive Officer of Fabrics and Services and Senior Vice President of Russell in 1998. Prior to that, he most recently served as Executive Vice President, Sales and Marketing. He had also previously served as President of the Fabrics Division from 1988 to 1993.

Ms. Barre, employed by Russell since 1999, was named President, Women’s/Outdoor and Vice President of Russell in 2003 after serving as President of Mass Retail since 2001. Prior to that, she was President of JERZEES Retail from 1999 to 2001. Prior to joining Russell, she had been with PepsiCo, Inc., for 15 years, most recently as Vice President for Fountain Beverage of Pepsi-Cola Company.

Mr. Clayton was employed by Russell as Vice President, Diversity in January 2003. Prior to joining Russell, he was the President and Chief Executive Officer of K.L. Clayton & Associates, where he worked with several companies, including Russell, providing both diversity and business consulting services from 1991 to 2002.

Mr. Creelman was employed by Russell in 2003 as President and Chief Executive Officer of Spalding, and was elected Vice President of Russell in 2004. Prior to joining Russell, he was the President of Creelman Consulting Company from 2000 through 2003, which provided sporting goods consulting services for several other companies, including NIKE, Inc. From 1974 through 2000, Mr. Creelman was with the Spalding business in various positions, most recently as President of International and Worldwide Licensing.

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

Mr. Champion joined Russell in 1995 as a staff attorney. He was named Director of Government Relations in 1999 and Assistant Secretary in 2001. He was promoted to Deputy General Counsel in 2003.

All executive officers and all other officers of the Company were elected or re-elected to their positions at the Board of Directors meeting on February 11, 2004.

III-2

(b) “Committees of the Board of Directors; Meetings” on pages 26 and 27 of the Proxy Statement is incorporated herein by reference.

(c) “Section 16(a) Beneficial Ownership Reporting Compliance” on page 29 of the Proxy Statement is incorporated herein by reference.

(d) “Conduct Guidelines and Code of Conduct” on page 30 of the Proxy Statement is incorporated herein by reference.

(e) Since the date of the Proxy Statement, there have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

“Executive Compensation” on pages 36 through 41 of the Proxy Statement is incorporated herein by reference. “Management Development and Compensation Committee Report on Executive Compensation” and “Comparison of Five-Year Cumulative Total Return” on pages 30 through 35 of the Proxy Statement are incorporated herein by reference, but pursuant to Instruction (9) to Item 402(a)(3) of Regulation S-K shall not be deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a) “Principal Shareholders” on pages 24 and 25 of the Proxy Statement is incorporated herein by reference.

(b) Information concerning security ownership of management set forth on page 23 of the Proxy Statement under the caption “Security Ownership of Executive Officers and Directors” is incorporated herein by reference.

(c) There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

(d) Information regarding securities authorized for issuance under equity compensation plans is provided under Part II, Item 5 of this Report on Form 10-K.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

“Transactions with Management and Others and Certain Business Relationships” on pages 29 and 30 of the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Auditors” on page 42 of the Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) List of Documents filed as part of this Report:

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K

(2)	Financial Statement Schedule

Schedule		Page
Number	Description	Number
II	Valuation and Qualifying Accounts	III-8 and III-9

III-3

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Incorporation by Reference
Numbers	Description	or Filed Herewith
(2)	Agreement and Plan of Merger dated as of January 30, 2004 by and between Russell Corporation, an Alabama corporation, and Russell Corporation, a Delaware corporation	Filed Herewith

(3a)	Restated Articles of Incorporation	Exhibit (3a) to Annual Report on Form 10-K for year ended January 4, 2003

(3b)	Form of Resolution Establishing and Designating Series A Junior Participating Preferred Stock as Adopted on October 25, 1989	Exhibit 4.2 to Current Report on Form 8-K filed September 17, 1999

(3c)	Bylaws	Exhibit (3c) to Annual Report on Form 10-K for year ended January 4, 2003

(4a)	Rights Agreement dated as of September 15, 1999 between the Company and SunTrust Bank, Atlanta, Georgia	Exhibit 4.1 to Current Report on Form 8-K filed on September 17, 1999

(4b)	Loan and Security Agreement dated as of April 18, 2002 relating to the Company’s $300,000,000 Revolving Credit Facility and $25,000,000 Term Loan Facility[1]	Exhibit 4.1 to Quarterly Report on Form 10-Q filed on May 15, 2002

(4c)	Amendment No. 1 to Loan and Security Agreement dated as of March 11, 2003 relating to the Company’s $300,000,000 Revolving Credit Facility and $25,000,000 Term Loan Facility	Exhibit (4c) to Annual Report on Form 10-K for year ended January 4, 2003

(4d)	Indenture dated as of April 18, 2002 relating to the Company’s 9.25% Senior Notes due 2010	Exhibit 4.2 to Quarterly Report on Form 10-Q filed May 15, 2002

(10a)	Fuel supply contract with Russell Lands, Incorporated dated May 21, 1975	Exhibit 13(c) to Registration Statement No. 2-56574

(10b)	Russell Corporation 1997 Non-Employee Directors’ Stock Grant, Stock Option and Deferred Compensation Plan	Exhibit (10f) to Annual Report on Form 10-K for year ended January 2, 1999

(10c)	Executive Incentive Plan	Appendix B to Proxy Statement dated March 16, 2000

1 Portions of the Loan and Security Agreement have been omitted pursuant to a request for confidential treatment approved by the Securities and Exchange Commission (“SEC”). The omitted material has been filed separately with the SEC.

III-4

Exhibit		Incorporation by Reference
Numbers	Description	or Filed Herewith
(10d)	Russell Corporation Amended and Restated Flexible Deferral Plan	Exhibit (10d) to Annual Report on Form 10-K for year ended January 4, 2003

(10e)	Russell Corporation 2000 Stock Option Plan	Exhibit 4(k) to Registration Statement No. 333-30238

(10f)	Russell Corporation Employee Stock Purchase Plan	Exhibit 4(k) to Registration Statement No. 333-30236

(10g)	Amendment No. 1 to the Russell Corporation Employee Stock Purchase Plan	Exhibit (10i) to Annual Report on Form 10-K for year ended December 29, 2001

(10h)	Russell Corporation 2000 Non-Employee Directors’ Compensation Plan	Exhibit 4(m) to Registration Statement No. 333-55340

(10i)	First Amendment to the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan dated December 11, 2002	Exhibit (10i) to Annual Report on Form 10-K for year ended January 4, 2003

(10j)	Second Amendment to the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan dated February 10, 2004	Filed Herewith

(10k)	Amended and Restated Employment Agreement dated April 1, 2001, by and between the Company and John F. Ward	Exhibit (10m) to Annual Report on Form 10-K for year ended December 30, 2000

(10l)	Amended and Restated Executive Deferred Compensation and Buyout Plan dated April 1, 2001, by and between the Company and John F. Ward	Exhibit (10n) to Annual Report on Form 10-K for year ended December 30, 2000

(10m)	Amendment, dated as of May 21, 2003, to the Amended and Restated Employment Agreement dated April 1, 2001, by and between the Company and John F. Ward	Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 19, 2003

(10n)	Amended and Restated Employment Agreement dated as of November 20, 2002 by and between the Company and Jonathan R. Letzler	Exhibit (10l) to Annual Report on Form 10-K for year ended January 4, 2003

(10o)	Russell Corporation Amended and Restated Supplemental Executive Retirement Plan dated January 1, 2002	Exhibit (10m) to Annual Report on Form 10-K for year ended January 4, 2003

(10p)	Supply Agreement dated as of December 28, 2001 by and between the Company and Frontier Yarns, LLC and Frontier Spinning Mills, Inc.[2]	Exhibit (10p) to Annual Report on Form 10-K for year ended December 29, 2001

(10q)	Russell Corporation Amended and Restated Supplemental Retirement Benefit Plan dated January 1, 2002	Exhibit (10o) to Annual Report on Form 10-K for year ended January 4, 2003

2 Portions of the Supply Agreement have been omitted pursuant to a request for confidential treatment approved by the SEC. The omitted material has been filed separately with the SEC.

III-5

Exhibit		Incorporation by Reference
Numbers	Description	Or Filed Herewith
(10r)	Employment Agreement dated August 16, 2000 by and between the Company and Robert D. Martin	Exhibit (10s) to Annual Report on Form 10-K for year ended December 29, 2001

(10s)	Employment Agreement dated as of January 17, 1999 by and between the Company and Floyd G. Hoffman	Exhibit (10q) to Annual Report on Form 10-K for year ended January 4, 2003

(10t)	Form of Change of Control Agreement with Robert D. Martin and Floyd G. Hoffman	Exhibit (10r) to Annual Report on Form 10-K for year ended January 4, 2003

(10u)	Form of Change of Control Agreement with JT Taunton, Jr., Matthew C. Mirchin and Certain Other Management of the Company	Exhibit (10s) to Annual Report on Form 10-K for year ended January 4, 2003

(10v)	Agreement dated as of February 4, 2004 by and between the Company and E.N. Hoyle Incorporated	Filed Herewith

(14)	Code of Ethics	Filed Herewith

(21)	List of Subsidiaries	Filed Herewith

(23)	Consent of Ernst & Young LLP, Independent Auditors	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification	Filed Herewith

(31b)	Rule 13-a-14(a)/15d-14(a) CFO Certification	Filed Herewith

(32)	Section 1350 Certifications	Filed Herewith

(99)	Proxy Statement for April 21, 2004 Annual Shareholders’ Meeting	Filed Herewith

(b) Reports on Form 8-K

On October 30, 2003, the Company filed a Form 8-K relating to the issuance of a press release announcing its results of operations for the fiscal 2003 Third Quarter.

III-6

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

RUSSELL CORPORATION (Registrant)
Date: March 17, 2004	/s/ John F. Ward
John F. Ward
Chairman and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John F. Ward John F. Ward	Chairman and CEO	March 17, 2004 Date

/s/ Eric N. Hoyle Eric N. Hoyle	Interim Chief Financial Officer	March 17, 2004 Date

/s/ Herschel M. Bloom Herschel M. Bloom*	Director	March 17, 2004 Date

/s/ Ronald G. Bruno Ronald G. Bruno*	Director	March 17, 2004 Date

/s/ Timothy A. Lewis Timothy A. Lewis*	Director	March 17, 2004 Date

/s/ C.V. Nalley III C.V. Nalley III*	Director	March 17, 2004 Date

/s/ Margaret M. Porter Margaret M. Porter*	Director	March 17, 2004 Date

/s/ Mary Jane Robertson Mary Jane Robertson*	Director	March 17, 2004 Date

/s/ John R. Thomas John R. Thomas*	Director	March 17, 2004 Date

/s/ John A. White John A. White*	Director	March 17, 2004 Date

/s/ Larry E. Workman Larry E. Workman	Controller (Principal Accounting Officer)	March 17, 2004 Date

*	By Christopher M. Champion as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

By:	/s/ Christopher M. Champion

Christopher M. Champion
As Attorney-in-Fact

III-7

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RUSSELL CORPORATION AND SUBSIDIARIES

	BALANCE AT	ADDITIONS				BALANCE
	BEGINNING	CHARGED TO COSTS				AT END
DESCRIPTION	OF PERIOD	AND EXPENSES	ACQUISITIONS	DEDUCTIONS		OF PERIOD
YEAR ENDED JANUARY 3, 2004
Allowance for doubtful accounts	$18,050,384	$1,160,460	$438,658	$13,880,824	(1)	$5,768,678
Reserve for discounts and returns	4,904,050	11,820,210	464,842	12,673,314	(2)	4,515,788

TOTALS	$22,954,434	$12,980,670	$903,500	$26,554,138		$10,284,466

YEAR ENDED JANUARY 4, 2003
Allowance for doubtful accounts	$11,968,071	$7,486,500	$—	$1,404,187	(1)	$18,050,384
Reserve for discounts and returns	3,815,761	12,985,537	—	11,897,248	(2)	4,904,050

TOTALS	$15,783,832	$20,472,037	$—	$13,301,435		$22,954,434

YEAR ENDED DECEMBER 29, 2001
Allowance for doubtful accounts	$7,816,440	$5,776,937	$—	$1,625,306	(1)	$11,968,071
Reserve for discounts and returns	1,979,833	16,278,217	—	14,442,289	(2)	3,815,761

TOTALS	$9,796,273	$22,055,154	$—	$16,067,595		$15,783,832

(1)	Uncollectible accounts written off, net of recoveries
(2)	Discounts and returns allowed customers during the year

III-8

	RESERVE AT	ADDITIONS					BALANCE
	BEGINNING	CHARGED TO COSTS					AT END
DESCRIPTION	OF PERIOD	AND EXPENSES		ACQUISITIONS	DEDUCTIONS		OF PERIOD
YEAR ENDED JANUARY 3, 2004
Asset impairment	$41,559,000	$3,090,000		$—	$24,400,000	(7)	$20,249,000
Employee terminations	640,000	4,482,000		—	2,329,000	(3)	2,793,000
Inventory losses including shipping and warehousing costs	37,000	—		—	12,000	(5)	25,000
Termination of certain licenses and contracts	395,000	528,000		—	678,000	(3)	245,000
Exit cost related to facilities	1,298,000	230,000		—	1,528,000	(6)	—
Other	—	573,000		—	17,000	(3)	556,000

TOTALS	$43,929,000	$8,903,000	(8)	$—	$28,964,000		$23,868,000

YEAR ENDED JANUARY 4, 2003
Asset impairment	$43,547,000	$5,288,000		$—	$7,276,000	(12)	$41,559,000
Employee terminations	11,673,000	—		—	11,033,000	(11)	640,000
Inventory losses including shipping and warehousing costs	9,175,000	403,000		—	9,541,000	(5)	37,000
Termination of certain licenses and contracts	1,417,000	—		—	1,022,000	(10)	395,000
Exit cost related to facilities	3,049,000	834,000		—	2,585,000	(3)	1,298,000
Other	725,000	—		—	725,000	(4)	—

TOTALS	$69,586,000	$6,525,000	(13)	$—	$32,182,000		$43,929,000

YEAR ENDED DECEMBER 29, 2001
Asset impairment	$29,340,000	$82,255,000		$—	$68,048,000	(4)(5)	$43,547,000
Employee terminations	3,320,000	23,808,000		—	15,455,000	(3)	11,673,000
Inventory losses including shipping and warehousing costs	2,930,000	13,084,000		—	6,839,000	(5)	9,175,000
Termination of certain licenses and contracts	2,406,000	6,387,000		—	7,376,000	(3)	1,417,000
Exit cost related to facilities	—	11,577,000		—	8,528,000	(3)	3,049,000
Other	1,451,000	6,981,000		—	7,707,000	(9)	725,000

TOTALS	$39,447,000	$144,092,000		$—	$113,953,000		$69,586,000

(3)	Represents cash paid.
(4)	Represents asset write-offs.
(5)	Represents assets sold after write-downs.
(6)	Represents cash paid of $1,000,000 and an adjustment of $528,000 to reflect our best estimate of the ultimate settlement of this liability.
(7)	Represents asset sold after write-downs and includes $1,072,000 of gains realized on the sale of assets held for sale at the beginning of 2003.
(8)	This additional expense was partially offset by the adjustment noted at (6) along with the realized gains on asset sales discussed in (7).
(9)	Represents cash paid of $6,622,000 and asset write-offs of $1,085,000.
(10)	Represents cash paid of $619,000 and an adjustment of $403,000 to reflect our best estimate of the ultimate settlement of this liability.
(11)	Represents cash paid of $10,662,000 and an adjustment of $371,000 to reflect our best estimate of the ultimate settlement of this liability.
(12)	Represents asset sold after write-downs and includes $5,751,000 of gains realized on the sale of assets held for sale at the beginning of 2002.
(13)	This additional expense was completely offset by the adjustments noted at (10) and (11) along with the realized gains on asset sales discussed in (12).

III-9