Form 10-Q
period 2004-04-04
RUSSELL CORP
filed 2004-05-14
CIK 85812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock.

Class	Outstanding at May 10, 2004
Common Stock, Par Value $.01 Per Share	32,627,328 shares (Excludes Treasury)

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUSSELL CORPORATION

Condensed Consolidated Balance Sheets

(In thousands Except Share and Per Share Amounts)

	April 4, 2004	January 3, 2004	April 6, 2003
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash	$35,225	$20,116	$35,351
Accounts receivable, net	178,415	175,514	176,194
Inventories – Note 2	380,972	346,946	359,835
Prepaid expenses & other current assets	32,069	30,523	16,157

Total current assets	626,681	573,099	587,537

Property, plant & equipment, net	323,172	303,234	319,987

Other assets	129,880	144,777	82,451

Total assets – Note 3	$1,079,733	$1,021,110	$989,975

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71,204	$78,368	$72,394
Accrued expenses	79,106	82,158	73,286
Short-term debt	8,942	4,088	7,037
Current maturities of long-term debt	6,850	5,000	5,000

Total current liabilities	166,102	169,614	157,717

Long-term debt, less current maturities	319,294	272,355	295,000

Deferred liabilities	65,552	64,277	65,904

Non-controlling interests – Note 3	12,075	—	—

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares, issued 41,419,958 shares	414	414	414
Paid-in capital	38,552	38,625	42,302
Retained earnings	712,310	713,310	677,611
Treasury stock, at cost (8,841,802 shares at 4/4/04 and 8,897,075 shares at l/3/04 and 9,176,200 shares at 4/6/03)	(206,802)	(208,038)	(216,511)
Accumulated other comprehensive loss	(27,764)	(29,447)	(32,462)

Total stockholders’ equity – Note 3	516,710	514,864	471,354

Total liabilities & stockholders’ equity	$1,079,733	$1,021,110	$989,975

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	13 Weeks Ended
	April 4, 2004	April 6, 2003
Net sales	$251,793	$227,983
Cost of goods sold	187,160	165,162

Gross profit	64,633	62,821

Selling, general & administrative expenses	56,292	49,378
Other expense – net	324	714

Operating income	8,017	12,729

Interest expense	7,187	7,167

Income before income taxes	830	5,562

Provision for income taxes	299	2,114

Net income	$531	$3,448

Weighted-average common shares outstanding:
Basic	32,546,574	32,208,425
Diluted	32,834,510	32,416,133

Net income per common share:
Basic	$0.02	$0.11
Diluted	$0.02	$0.11

Cash dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	13 Weeks Ended
	April 4, 2004	April 6, 2003
Operating Activities:
Net income	$531	$3,448
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	11,442	11,909
Amortization	298	75
Other	71	772
Changes in operating assets & liabilities:
Trade accounts receivable	(1,275)	(19,930)
Inventories	(31,078)	(46,150)
Prepaid expenses and other current assets	(139)	(940)
Other assets	3,855	611
Accounts payable and accrued expenses	(9,279)	(8,680)
Income taxes	(798)	10,075
Pension and other deferred liabilities	(922)	2,539

Net cash used in operating activities	(27,294)	(46,271)
Investing Activities:
Purchases of property, plant & equipment	(3,241)	(6,139)
Proceeds from the sale of property, plant & equipment	502	7,029
Cash paid for acquisitions, joint ventures and other	(1,965)	(17,342)
Other	1,319	228

Net cash used in investing activities	(3,385)	(16,224)
Financing Activities:
Borrowings on credit facility – net	37,645	30,000
Borrowings (payments) on short-term debt	992	(128)
Debt issuance & amendment costs paid	—	(464)
Dividends on common stock	(1,301)	(1,285)
Treasury stock re-issued	679	414
Cost of common stock for treasury	(17)	—

Net cash provided by financing activities	37,998	28,537
Effect of exchange rate changes on cash	(69)	690

Net increase (decrease) in cash	7,250	(33,268)
Increase in cash from consolidating Frontier Yarns, LLC – Note 3	7,859	—
Cash balance at beginning of period	20,116	68,619

Cash balance at end of period	$35,225	$35,351

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of April 4, 2004 and April 6, 2003, and the results of our operations for the thirteen-week periods ended April 4, 2004 and April 6, 2003, and our cash flows for the thirteen-week periods ended April 4, 2004 and April 6, 2003. The unaudited condensed consolidated financial statements as of April 4, 2004 include the consolidation of Frontier Yarns, LLC (“Frontier Yarns”), our 45.3% owned yarn joint venture. Historically, we have accounted for our investment in Frontier Yarns using the equity method of accounting (see Note 3, Impact from Newly Adopted Accounting Standards, for additional discussion).

The condensed consolidated balance sheet at January 3, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information about our significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2004. See also Note 3 for further information on changes in our accounting policies during the first quarter of 2004 and pending changes in accounting policies.

Certain prior year amounts have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen-week period ended April 4, 2004, are not necessarily indicative of the results to be expected for the full year.

2.	INVENTORIES

The components of inventories consist of the following: (in thousands)

	4/4/04	1/3/04	4/6/03
Finished goods	$314,558	$292,335	$301,501
Work in process	49,873	45,318	51,832
Raw materials and supplies	17,918	15,068	19,439

	382,349	352,721	372,772
LIFO and lower-of-cost or Market adjustments, net	(1,377)	(5,775)	(12,937)

	$380,972	$346,946	$359,835

3.	IMPACT FROM NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supercedes FIN 46 and clarifies certain aspects of FIN 46. FIN 46-R addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46-R to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Under FIN 46-R, the party with an ownership, contractual or other financial interest that absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the residual returns, or both, is deemed to be the primary beneficiary, and is required to consolidate the variable interest entity’s assets, liabilities and non-controlling interests. We have performed a review of all of our ownership and contractual interests in entities including Frontier Yarns. We have determined that Frontier Yarns meets the criteria for being a variable interest entity and that we are the primary beneficiary of the entity. In accordance with FIN 46-R, we consolidated the balance sheet of Frontier Yarns at April 4, 2004, which increased our total assets by $23.5 million, total liabilities by $11.6 million and non-controlling interests by $12.1 million. This consolidation decreased our consolidated stockholders’ equity by $0.2 million but did not impact our results of operations for the thirteen weeks ended April 4, 2004.

4.	RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES (SPECIAL CHARGES)

In October 2003, we announced an Operational Improvement Program (the “OIP”) designed to reduce costs to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The OIP included improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (i) expanded production with lower cost contractors in Central America; (ii) lower sourcing costs; (iii) increased efficiencies in domestic textile operations; and (iv) improved distribution costs. We incurred no additional special charges associated with the OIP during the thirteen weeks ended April 4, 2004, other than to adjust the related severance accrual to reflect our best estimate of its ultimate settlement. After approximately $1.3 million of payments made during the thirteen weeks ended April 4, 2004, the remaining liabilities (primarily severance) associated with the OIP were $1.9 million at April 4, 2004.

In July 1998, we adopted a restructuring and reorganization program (the “1998 Program”) with the objectives of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. We substantially completed the 1998 Program in 2001, and there were no additional special charges incurred during the thirteen weeks ended April 4, 2004 and April 6, 2003, other than to adjust related accruals to reflect our best estimate of their ultimate settlement and to adjust the carrying values of assets idled in prior periods to properly reflect the assets at their net realizable value. After approximately $0.2 million and $1.4 million of payments made during the thirteen weeks ended April 4, 2004 and April 6, 2003, respectively, the remaining 1998 Program liabilities (consisting of employee terminations, terminations of licenses and contracts and exit costs related to facilities) were $0.2 million and $0.9 million at April 4, 2004 and April 6, 2003, respectively.

At April 4, 2004, we held for sale certain closed facilities with an adjusted carrying value of approximately $5.1 million, which have been included in property, plant and equipment as part of the Domestic segment.

5.	COMMITMENTS AND CONTINGENCIES

Commitments. Refer to Note 8 to our consolidated financial statements in our 2003 Annual Report on Form 10-K for a description of our commitments.

Contingencies. We are a co-defendant in Locke, et al. v. Russell Corporation, et al. in Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. However, 10 families dropped out of the case and there are five remaining plaintiff families. In May 2002, the trial court entered summary judgment in our favor on all but one of the plaintiffs’ claims. The remaining claim, which involves a private right of action for public nuisance, was scheduled for trial in October 2003; however, the trial court has continued the case until 2004 and allowed us to move for summary judgement on the remaining claim. We filed our summary judgment motion on October 31, 2003, which is pending before the court. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). The trial court has entered summary judgment in our favor on all claims in that case, and the plaintiffs in the case have filed a motion to alter that determination, which remains pending. The allegations in the Locke and Gould cases are similar to those contained in a case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in our favor by a ruling of the Alabama Supreme Court in 2001. We plan to vigorously defend the Locke and Gould suits.

We also are a party to various other lawsuits arising out of the conduct of our business. We do not believe that any of these lawsuits, if adversely determined, would have a material adverse effect upon us.

6.	STOCK-BASED COMPENSATION

On January 5, 2003, we adopted the prospective transition provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 148, which amended SFAS No. 123, Accounting and Disclosure of Stock-based Compensation. SFAS No. 148 uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $0.4 million and $0.1 million of stock-based employee compensation during the thirteen-week periods ended April 4, 2004 and April 6, 2003, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

	13 Weeks Ended (in thousands)
	4/4/04	4/6/03
Reported net income	$531	$3,448
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied	(60)	(270)

Pro forma net income	$471	$3,178

Reported net income per share-basic	$0.02	$0.11
Pro forma net income per share-basic	$0.01	$0.10
Reported net income per share-diluted	$0.02	$0.11
Pro forma net income per share-diluted	$0.01	$0.10

7.	DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended
	4/4/04	4/6/03
Basic weighted-average common shares outstanding	32,546,574	32,208,425
Net common shares on unissued restricted stock and issuable on exercise of dilutive stock options	287,936	207,708

Diluted weighted-average common shares outstanding	32,834,510	32,416,133

Options to purchase 1.8 million and 2.4 million shares of our common stock were excluded from the computation of diluted weighted-average common shares outstanding for the thirteen weeks ended April 4, 2004 and April 6, 2003, respectively, because the exercise prices of the options exceeded the average market price.

8.	COMPREHENSIVE INCOME

Accumulated other comprehensive loss as shown in the condensed consolidated balance sheet is comprised of foreign currency translation adjustments, minimum pension liabilities and foreign currency forward contracts. The components of comprehensive income, net of tax, for the periods indicated below are as follows:

	13 Weeks Ended (in thousands)
	4/4/04	4/6/03
Net income	$531	$3,448
Foreign currency translation gain	1,018	998
Gain (loss) on derivative instruments	665	(323)
Other	—	236

Comprehensive income, net	$2,214	$4,359

9.	SEGMENT INFORMATION

We operate our business in two segments: Domestic and International. Beginning in 2004, we have realigned our business in the Domestic segment to focus on brands versus distribution channels. The two brand groupings in the Domestic segment are Athletic/Outdoor and Activewear. Athletic/Outdoor and Activewear have been aggregated into the Domestic reportable segment because these brand groupings are similar in economic characteristics, products, production processes, type of customer, distribution method, and regulatory environment. The International segment, which makes up the majority of our sales outside the United States, distributes athletic, outdoor and activewear products.

Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes and special charges (Segment operating income). Segment operating income as presented by us may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note One to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 3, 2004. Intersegment transfers are recorded at cost, and there is no intercompany profit or loss on intersegment transfers.

	13 Weeks Ended April 4, 2004 (in thousands)
	Domestic	International	Total
Net sales	$221,767	$30,026	$251,793
Depreciation & amortization expense	11,336	404	11,740
Segment operating income	9,744	1,197	10,941

	13 Weeks Ended April 6, 2003 (in thousands)
	Domestic	International	Total
Net sales	$204,735	$23,248	$227,983
Depreciation & amortization expense	11,806	178	11,984
Segment operating income	15,484	(395)	15,089

A reconciliation of combined segment operating income to consolidated income before income taxes is as follows:

	13 Weeks Ended (in thousands)
	4/4/04	4/6/03
Total segment operating income	$10,941	$15,089

Unallocated amounts:
Corporate expenses	(2,924)	(2,360)
Interest expense	(7,187)	(7,167)

Consolidated income before income taxes	$830	$5,562

	13 Weeks Ended (in thousands)
	4/4/04	4/6/03
Domestic Segment
Brand Groupings:
Athletic/Outdoor	$107,201	$82,974
Activewear	114,566	121,761

	221,767	204,735
International Segment	30,026	23,248

Consolidated total	$251,793	$227,983

10.	EMPLOYEE RETIREMENT BENEFITS

The following table presents the components of net periodic pension benefit cost for our qualified, noncontributory, defined benefit pension plan and unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees:

	13 Weeks Ended (in thousands)
	4/4/04	4/6/03
Service cost	$1,209	$1,060
Interest cost	2,661	2,623
Expected return on plan assets	(2,670)	(2,751)
Net amortization	213	(113)

Net periodic pension benefit cost	$1,413	$819

11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, Inc.; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; and Russell Co-Op, LLC (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Corporation – Delaware; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Jerzees de Jimenez, S.A. de C.V.; Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd; Russell do Brasil, Ltda.; Russell Corp. Far East, Limited; Russell Japan KK; Spalding Canada Corp.; Jerzees de Honduras, S.A. do C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell CZ s.r.o.; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; Citygate Textiles Limited; Russell Colombia Ltda; Merendon Textiles, S. de R.L.; Russell Athletic Holdings (Ireland) Limited; SGG Lisco LLC; SGG Patents LLC; and Frontier Yarns, LLC (our 45.3% owned yarn joint venture). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Alabama manufacturing operations and certain corporate management, information services and finance functions.

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

April 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$139	$19,158	$15,928	$—	$35,225
Trade accounts receivables, net	7,048	145,086	36,172	(9,891)	178,415
Inventories	305,078	35,794	40,100	—	380,972
Prepaid expenses and other current assets	29,499	2,181	821	(432)	32,069

Total current assets	341,764	202,219	93,021	(10,323)	626,681

Property, plant and equipment, net	223,748	40,631	58,793	—	323,172
Investment in subsidiaries	971,736	195	—	(971,931)	—
Intercompany balances	(629,056)	650,348	(21,292)	—	—
Other assets	96,959	25,878	11,793	(4,750)	129,880

	$1,005,151	$919,271	$142,315	$(987,004)	$1,079,733

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$53,497	$12,054	$15,594	$(9,941)	$71,204
Accrued expenses	53,286	14,816	11,388	(384)	79,106
Short-term debt	—	—	8,942	—	8,942
Current maturities of long-term debt	5,000	—	2,850	(1,000)	6,850

Total current liabilities	111,783	26,870	38,774	(11,325)	166,102

Long-term debt, less current maturities	310,000	—	13,044	(3,750)	319,294
Deferred liabilities	54,583	6,122	4,847	—	65,552
Non-controlling interest	12,075	—	—	—	12,075
Stockholders’ equity	516,710	886,279	85,650	(971,929)	516,710

	$1,005,151	$919,271	$142,315	$(987,004)	$1,079,733

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 13 Weeks Ended April 6, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$175,702	$29,361	$34,969	$(12,049)	$227,983
Cost of goods sold	127,009	21,533	28,567	(11,947)	165,162

Gross profit	48,693	7,828	6,402	(102)	62,821
Selling, general and administrative expenses	30,248	13,307	5,823	—	49,378
Other expense (income) - net	28,193	(27,429)	52	(102)	714

Operating income	(9,748)	21,950	527	—	12,729
Interest expense (income) - net	13,753	(6,550)	(36)	—	7,167

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(23,501)	28,500	563	—	5,562
Provision (benefit) for income taxes	(9,331)	11,267	178	—	2,114
Equity in earnings of consolidated subsidiaries, net of income taxes	17,618	—	—	(17,618)	—

Net income (loss)	$3,448	$17,233	$385	$(17,618)	$3,448

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 13 Weeks Ended April 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$191,943	$28,194	$46,296	$(14,640)	$251,793
Cost of goods sold	145,016	21,511	35,254	(14,621)	187,160

Gross profit	46,927	6,683	11,042	(19)	64,633
Selling, general and administrative expenses	35,855	13,068	7,369	—	56,292
Other expense (income) - net	30,136	(29,677)	(116)	(19)	324

Operating income (loss)	(19,064)	23,292	3,789	—	8,017
Interest expense (income) - net	12,755	(5,670)	102	—	7,187

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(31,819)	28,962	3,687	—	830
Provision (benefit) for income taxes	(175)	—	474	—	299
Equity in earnings of consolidated subsidiaries, net of income taxes	32,175	—	—	(32,175)	—

Net income (loss)	$531	$28,962	$3,213	$(32,175)	$531

Russell Corporation and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the 13 Weeks Ended April 6, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(55,803)	$15,588	$(6,056)	$—	$(46,271)

Investing Activities
Purchases of property, plant and equipment	(4,562)	(1,399)	(178)	—	(6,139)
Investment in and advances to subsidiaries	(1,632)	(41)	1,673	—	—
Proceeds from sales of property, plant and equipment	5,048	1,981	—	—	7,029
Cash paid for acquisitions, joint ventures and other	(17,342)	—	—	—	(17,342)
Other	228	—	—	—	228

Net cash (used in) provided by investing activities	(18,260)	541	1,495	—	(16,224)

Financing Activities
Borrowings on credit facility – net	30,000	—	—	—	30,000
Payments on short-term debt	—	—	(128)	—	(128)
Debt issuance & amendment costs paid	(464)	—	—	—	(464)
Dividends on common stock	(1,285)	—	—	—	(1,285)
Treasury stock re-issued	414	—	—	—	414

Net cash provided by (used in) financing activities	28,665	—	(128)	—	28,537

Effect of exchange rate changes on cash	—	—	690	—	690

Net (decrease) increase in cash	(45,398)	16,129	(3,999)	—	(33,268)
Cash balance at beginning of period	50,955	8,102	9,562	—	68,619

Cash balance at end of period	$5,557	$24,231	$5,563	$—	$35,351

Russell Corporation and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the 13 Weeks Ended April 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(15,375)	$3,543	$(15,462)	$—	$(27,294)

Investing Activities
Purchases of property, plant and equipment	(1,325)	(251)	(1,665)	—	(3,241)
Investment in and advances to subsidiaries	(20,433)	22	20,411	—	—
Proceeds from sales of property, plant and equipment	498	4	—	—	502
Cash paid for acquisitions, joint ventures and other	(1,965)	—	—	—	(1,965)
Other	1,319	—	—	—	1,319

Net cash provided by (used in) investing activities	(21,906)	(225)	18,746	—	(3,385)

Financing Activities
Borrowings on credit facility – net	37,645	—	—	—	37,645
Borrowings on short-term debt	—	—	992	—	992
Dividends on common stock	(1,301)	—	—	—	(1,301)
Treasury stock re-issued	679	—	—	—	679
Cost of common stock for treasury	(17)	—	—	—	(17)

Net cash provided by financing activities	37,006	—	992	—	37,998

Effect of exchange rate changes on cash	—	—	(69)	—	(69)

Net (decrease) increase in cash	(275)	3,318	4,207	—	7,250
Increase in cash from consolidating Frontier Yarns, LLC	—	—	7,859	—	7,859
Cash balance at beginning of period	414	15,840	3,862	—	20,116

Cash balance at end of period	$139	$19,158	$15,928	$—	$35,225

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Our results of operations are affected by numerous factors, including competition, general economic conditions, seasonal variation, raw material costs, mix of products sold, and plant utilization. In addition, our results can be affected by the usual risks of doing business abroad, such as possible revaluation of currencies, import duties, quotas, restrictions on the transfer of funds and, in certain parts of the world, political instability. We have not to date been materially affected by any such risk, but cannot predict the likelihood of such developments occurring.

Typically, demand for our products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our products, particularly for fleece products. In addition, athletic and activewear products are generally available from multiple sources and our customers often purchase products from more than one source. To remain competitive, we review and adjust our pricing structure from time to time.

Our product mix affects our overall gross profit margin. Additionally, plant utilization levels are important to our profitability because a substantial portion of our total production cost is fixed. The cost of yarn is a significant component of our cost of goods sold. We purchase yarn from Frontier Yarns, Frontier Spinning Mills, Inc. (“Frontier Spinning”) and other third-party suppliers. Yarn prices fluctuate principally as a result of supply and demand in the raw cotton and synthetic fibers markets. While cotton prices are primarily affected by agricultural factors and commodity exchange behaviors, fluctuations in petroleum prices can influence the prices of chemicals, dyestuffs and polyester yarn. Accordingly, we adjust the timing and size of our raw material purchases when necessary to minimize the impact of these market forces and price fluctuations.

In October 2003, we announced an Operational Improvement Program (the “OIP”) designed to target $50 million in pre-tax cost reductions to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The OIP included improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (i) expanded production with lower cost contractors in Central America; (ii) lower sourcing costs; (iii) increased efficiencies in domestic textile operations; and (iv) improved distribution costs. To-date, the OIP has been effective in achieving its intended results. We now believe that the OIP will reach $60 million in pre-tax cost reductions in fiscal 2004.

In fourth quarter 2003, we started construction on a new textile plant in Honduras for both t-shirt and fleece fabric production. Once fully operational in 2006, the annual savings from Phase I of the Merendon Plant are expected to be approximately $15 million to $20 million.

The following information is derived from our unaudited condensed consolidated statements of income for the thirteen-week periods ended April 4, 2004 and April 6, 2003.

	13 Weeks Ended
	April 4, 2004		April 6, 2003
(Dollars in millions)
Net sales	$251.8	100.0%	$228.0	100.0%
Cost of goods sold	187.2	74.3%	165.2	72.4%

Gross profit	64.6	25.7%	62.8	27.6%
Selling, general and administrative expense (SG&A)	56.3	22.4%	49.4	21.7%
Other expense –net	0.3	0.1%	0.7	0.3%

Operating income	8.0	3.2%	12.7	5.6%
Interest expense	7.2	2.9%	7.2	3.2%

Income before taxes	0.8	0.3%	5.5	2.4%
Provision for income taxes	0.3	0.1%	2.1	0.9%

Net income	$0.5	0.2%	$3.4	1.5%

Thirteen weeks ended April 4, 2004 compared to April 6, 2003.

Net Sales. Net sales for the 2004 first quarter were $251.8 million, an increase of $23.8 million, or 10.4%, from last year’s first quarter sales of $228.0 million. After excluding sales from our acquisition of Spalding and the incremental sales from our acquisition of Bike, 2004 first quarter net sales, on an ongoing basis, increased 0.5% over net sales, on an ongoing basis, for the comparable period last year.

The breakdown of net sales follows:

	13 Weeks Ended (in thousands)
	April 4, 2004	April 6, 2003
Domestic Segment
Brand Groupings:
Athletic/Outdoor	$107,201	$82,974
Activewear	114,566	121,761

	221,767	204,735
International Segment	30,026	23,248

Consolidated total	$251,793	$227,983

For the 2004 first quarter, net sales in our Domestic segment totaled $221.8 million, an increase of $17.0 million, or 8.3%, from the comparable period last year. Excluding sales from our acquisition of Spalding and the incremental sales from our acquisition of Bike, sales in the Domestic segment for the 2004 first quarter decreased $3.5 million or 1.7%. This decrease was primarily driven by pricing pressure and the loss of a Spring program at Wal-Mart in Activewear, partially offset by overall higher sales volumes.

For the 2004 first quarter in our Domestic segment:

•	Net sales in Athletic/Outdoor increased $24.2 million, or 29.2%, to $107.2 million. The increase in net sales was primarily driven by our acquisitions of Spalding and Bike. Excluding sales from our acquisition of Spalding and the incremental sales from our acquisition of Bike, sales in our base athletic businesses were $86.7 million for the thirteen - week period ended April 4, 2004, up $3.7 million, or 4.5%, versus $83.0 million in the comparable prior year period. Dozens shipped for our base athletic businesses were up 7.3% versus last year’s first quarter. The increase in sales of our base athletic businesses is primarily due to Mossy Oak and Russell Athletic.

•	Net sales in Activewear decreased $7.2 million, or 5.9%, to $114.6 million, while dozens shipped were up 9.0%. The decrease in sales, despite the increase in sales volumes, was due to industry-wide lower prices, primarily in the promotional t-shirt market and product mix. In addition, the loss of a Spring program at Wal-Mart negatively impacted sales in Activewear during the 2004 first quarter; however, this impact was partially offset by sales from a new program at Target.

International segment net sales for the 2004 first quarter were $30.0 million, an increase of 29.2%, or $6.8 million, over the comparable prior year period. This increase was primarily driven by the strengthening of the Euro and British pound against the U.S. dollar and a 10.2% increase in overall dozens shipped.

Gross Profit and Gross Margin. Our gross profit was $64.6 million, or a 25.7% gross margin, in the 2004 first quarter versus a gross profit of $62.8 million, or a 27.6% gross margin, in the prior year. During the 2004 first quarter, our gross profit was positively impacted by our acquisitions of Spalding and Bike, on-going cost savings from our OIP and an increase in overall dozens shipped. However, these positive impacts were more than offset by pricing pressures and product mix in Activewear, higher raw material costs for cotton and polyester and higher pension and medical insurance costs. We also experienced approximately $3.6 million of incremental costs in the 2004 first quarter versus the comparable prior year period for manufacturing short time and higher inventory closeout sales.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses were $56.3 million, or 22.4% of net sales, versus $49.4 million, or 21.7% of net sales, in the comparable prior year period. Excluding the impact from the Spalding acquisition and incremental expenses from the Bike acquisition, SG&A expenses were 21.7% of net sales for the 2004 first quarter, which is unchanged versus the prior year.

Operating Income. Our consolidated operating income in the 2004 first quarter was $8.0 million, or 3.2% of net sales, versus $12.7 million, or 5.6% of net sales, in the prior year. The factors driving the decrease in consolidated operating income from the prior year are discussed below by reportable segment.

In the 2004 first quarter, our Domestic segment operating income was $9.7 million, or 4.4% of the segment’s net sales, versus $15.5 million or 7.6% of the segment’s net sales, in the comparable period last year. The decrease in our Domestic segment operating income was primarily attributable to pricing pressures and product mix in Activewear, higher raw material costs, incremental costs related to manufacturing short time and higher inventory closeout sales, and the other factors described above in the gross profit and SG&A sections of this quarterly report, partially offset by the positive effects from our acquisitions and higher sales volumes.

In the 2004 first quarter, our International segment operating income was $1.2 million versus a loss of $0.4 million in the prior year. This increase was primarily driven by the strengthening of the Euro and British pound against the U.S. dollar and higher sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

Excluding the impact from our consolidation of Frontier Yarns, our total debt to capitalization ratio improved 120 basis points, or 1.2 percentage points, declining to 38.3% at April 4, 2004, versus 39.5% at April 6, 2003. Excluding the debt of Frontier Yarns, our debt is $13.2 million higher at April 4, 2004 versus April 6, 2003, despite investments of $71.2 million in Spalding during this time.

Cash From Operating Activities. Our operations used approximately $27.3 million of cash during the first quarter of 2004, versus using $46.3 million during the same period in 2003. The increase in inventory from January 3, 2004 to April 4, 2004 was approximately $15.1 million less than the increase in inventory from January 4, 2003 to April 6, 2003 primarily due to our continued management of our working capital. Excluding the impact from the Spalding and Bike acquisitions, inventory levels at April 4, 2004 are up only 1.1% compared to April 6, 2003.

The increase in accounts receivable from January 3, 2004 to April 4, 2004 was significantly less than the increase in accounts receivable from January 4, 2003 to April 6, 2003 primarily due to lower than normal accounts receivable levels at December 2002 and, to a lesser extent, the impact of the acquisition of Bike in the first quarter of 2003.

Cash flows from operations in the first quarter 2003 were positively impacted by the receipt of $8.6 million in income tax refunds for prior tax years.

Our business is seasonal and our cash flows from operations are ordinarily higher in the second half of the year.

Cash From Investing Activities. Net cash used in investing activities was $3.4 million in the first quarter of 2004 versus $16.2 million in the prior year period. Our investing activities in the 2004 first quarter consisted primarily of capital expenditures of $3.2 million less $0.5 million of proceeds from the sale of non-core assets. In the first quarter of 2003, our investing activities primarily consisted of capital expenditures of $6.1 million and acquisitions of $17.3 million less $7.0 million of proceeds from the sale of non-core assets.

For fiscal 2004, we are forecasting capital expenditures to be in the range of $45 million to $50 million. The majority of planned fiscal 2004 capital expenditures are to further enhance our manufacturing and distribution capabilities, including construction of a new textile facility in Honduras, and to improve our information systems capabilities to support our business initiatives.

Cash From Financing Activities. We paid $1.3 million in dividends ($.04 per share) during the first quarter of 2004 and 2003.

On April 4, 2004, our debt facilities and outstanding debt obligations included:

•	$315 million in Senior Secured Credit Facilities (the “Facilities”). The Facilities include a $300 million Senior Secured Revolving Credit Facility (the “Revolver”) due April 2007, of which $50 million was outstanding, and $15 million outstanding under our Senior Secured Term Loan (the “Term Loan”) due ratably through April 2007; and

•	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010.

On March 11, 2003, we amended the Facilities to, among other things: (1) lessen some of the restrictions on our ability to make acquisitions, (2) permit us to make additional investments and guarantees, and (3) allow us to repurchase a portion of our Senior Notes and capital stock, subject to annual limitations.

Under the Facilities, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. Variable interest on the Revolver from January 3, 2004 to April 4, 2004 was either LIBOR plus 1.75% (2.828% at April 4, 2004) or Base Rate plus 0.25% (4.25% at April 4, 2004) and on the Term Loan was either LIBOR plus 2.25% (3.328% at April 4, 2004) or Base Rate plus 0.75% (4.75% at April 4, 2004), with an annual commitment fee on the unused portion of the Facilities of 0.375%.

For the second quarter of 2004, variable interest on the Revolver will be either LIBOR plus 2.00% or Base Rate plus 0.50% and on the Term Loan will be either LIBOR plus 2.50% or Base Rate plus 1.00% with an annual commitment fee on the unused portion of the Facilities of 0.375%.

With the consolidation of Frontier Yarns, our debt increased by an additional $14.8 million from the prior year, primarily related to capital leases on machinery and equipment used in its operations.

Adequacy of Borrowing Capacity. The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of April 4, 2004, we had $50.0 million outstanding under our Revolver and approximately $159 million of availability under our Revolver. Excluding Frontier Yarns, we also had $27.4 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations along with the availability under our Revolver and cash on hand, will be sufficient to operate our business, satisfy our working capital, capital expenditure and Operational Improvement Program requirements, and meet our foreseeable liquidity requirements, including debt service on our Senior Notes and the Facilities until the maturity of our Facilities in 2007.

Contingencies. For information concerning our ongoing litigation, see Note 5 to the Condensed Consolidated Financial Statements.

Commitments. For information about our contractual cash obligations and other commercial commitments, refer to Management’s Discussion & Analysis of Financial Condition and Results of Operations in our 2003 Annual Report on Form 10-K.

Quantitative and Qualitative Disclosures About Market Risk. We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Our financial risk management objectives are to minimize the potential impact of interest rate, foreign exchange rate and commodity price fluctuations on our earnings, cash flows and equity. To manage these risks, we may use various financial instruments, including interest rate swap agreements and forward currency exchange contracts. Refer to Notes 1 and 4 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 3, 2004, for a more complete description of our accounting policies and the extent of our use of such instruments.

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at April 4, 2004. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis. At April 4, 2004, our outstanding debt, excluding Frontier Yarns, totaled $320.3 million, which consisted of fixed-rate debt of $250.0 million and variable-rate debt of $70.3 million. Based on our first quarter average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would have negatively impacted our first quarter pre-tax earnings and cash flows by approximately $0.1 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at April 4, 2004 by approximately $5.0 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Euro, British pound sterling and Mexican peso. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At April 4, 2004, we had a $3.7 million liability associated with these foreign currency forward contracts. A ten-percent adverse change in the foreign currency spot rates would increase our foreign currency forward contract liability held at April 4, 2004 by $4.9 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to the economic climate or other unforeseen circumstances. We purchase yarn primarily from Frontier Yarns, Frontier Spinning and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We did not have any outstanding commodity futures contracts at April 4, 2004.

FORWARD-LOOKING INFORMATION

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

Such forward-looking statements are subject to risks and uncertainties that could cause our actual results and performance to differ materially from those expressed in, or implied by, such forward-looking statements, including, but not limited to, risks related to: (a) the seasonal nature of our business; (b) our acquisition strategy; (c) our ability to implement and achieve the goals of our Operational Improvement Program and our multi-year restructuring and reorganization plan; (d) dependence on third parties for production of yarn and the manufacture of certain of our products; (e) the effects of lawsuits; (f) changes in customer demands for our products; (g) significant competitive activity, including, but not limited to, pricing and the similarity of some of our products with those of our competitors; (h) our product mix; (i) our efficient utilization of production facilities; (j) raw material price volatility; (k) the impact of economic conditions in the markets where we operate, such as changes in interest rates, currency exchange rates, inflation rates, political instability, and other external factors over which we have no control; (l) our management of inventory levels and working capital; (m) our debt structure, cash management and cash requirements; (n) conducting business internationally such as import duties, quotas and restrictions on the transfer of funds; (o) our investments in capital expenditures, including construction of a new textile facility in Honduras; (p) reliance on a few customers for a portion of our sales; and (q) other risk factors listed from time to time in our SEC reports and announcements. The risks listed above are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Please see our update under the “LIQUIDITY AND CAPITAL RESOURCES” section in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this Quarterly Report on Form 10-Q.

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Interim Chief Financial Officer concluded that our disclosure controls and procedures are effective.

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contingencies. For information concerning our ongoing litigation, see Note 5 to the Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 21, 2004 (the “Annual Meeting”).

(a) At the Annual Meeting, shareholders voted upon the following nominees to serve as Directors for a three-year term expiring in 2007. The results of the vote are as follows:

Name	For	Withheld
C. V. Nalley, III	28,630,448	2,813,588
John R. Thomas	27,782,858	3,661,178
John A. White	20,840,561	10,603,475

All nominees were elected. Other members of the Board of Directors include Herschel M. Bloom, Ronald G. Bruno and Mary Jane Robertson, whose terms will expire in 2005, and John F. Ward and Margaret M. Porter, whose terms will expire in 2006.

(b) At the Annual Meeting, shareholders voted on a proposal to change the state of incorporation of Russell Corporation from Alabama to Delaware by merging Russell Corporation into a wholly owned subsidiary incorporated in Delaware (the “Merger”). The results of the vote on the Merger are as follows:

Voting For:	22,348,622
Voting Against:	3,088,907
Abstentions:	3,298,678
Broker Non-Votes:	2,707,829

The proposal was approved by the shareholders. Immediately prior to the Annual Meeting, however, we received a written notice of dissent from an entity that holds approximately 10 percent of our outstanding shares. According to Alabama law, a shareholder could dissent as to the proposal prior to the vote and, if the Merger is consummated, receive payment from us for their shares by complying with certain provisions on dissenters’ rights in Alabama law. Pursuant to the Merger agreement (filed as Exhibit A to our Proxy Statement for the Annual Meeting), we reserved the right to abandon the reincorporation proposal. We are now evaluating the situation to determine whether to proceed with the Merger, but there can be no assurance that the Merger will occur.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description
(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification

(31b)	Rule 13a-14(a)/15d-14(a) CEO Certification

(32)	Section 1350 Certifications

(a)	Reports on Form 8-K

On January 30, 2004, we filed a Form 8-K announcing the board of directors’ approval of a proposal to be submitted to shareholders to change the state of incorporation of Russell Corporation from Alabama to Delaware.

On February 12, 2004, we filed a Form 8-K relating to the issuance of our press release announcing our results of operations for the thirteen-week period and fiscal year ended January 3, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: May 13, 2004	/s/ Eric N. Hoyle
Eric N. Hoyle
Interim Chief Financial Officer

Date: May 13, 2004	/s/ Larry E. Workman
Larry E. Workman, Controller
(Principal Accounting Officer)