Form 10-Q
period 2004-07-04
RUSSELL CORP
filed 2004-08-12
CIK 85812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15-(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☒    No ☐

The number of shares outstanding of each of the issuer’s classes of common stock.

Class	Outstanding at August 6, 2004
Common Stock, Par Value $.01 Per Share	32,644,867 shares
(Excludes Treasury)

INDEX

		Page No.
Part I. Financial Information

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets—

	July 4, 2004, January 3, 2004 and July 6, 2003	2

	Condensed Consolidated Statements of Income—

	Thirteen Weeks Ended July 4, 2004 and July 6, 2003	3

	Twenty-six Weeks Ended July 4, 2004 and July 6, 2003	4

	Condensed Consolidated Statements of Cash Flows—

	Twenty-six Weeks Ended July 4, 2004 and July 6, 2003	5

	Notes to Condensed Consolidated Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures about Market Risks	27

Item 4.	Controls and Procedures	27

Part II. Other Information

Item 1.	Legal Proceedings	28

Item 6.	Exhibits and Reports on Form 8-K	28

PART I. — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUSSELL CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	July 4, 2004	January 3, 2004	July 6, 2003
ASSETS	(Unaudited)	(Note 1)	(Unaudited)
Current assets:
Cash	$21,789	$20,116	$7,945
Accounts receivable, net	225,951	175,514	217,522
Inventories—Note 2	427,564	346,946	403,225
Prepaid expenses & other current assets	30,996	30,523	14,237

Total current assets	706,300	573,099	642,929
Property, plant & equipment, net	317,303	303,234	315,731
Other assets	134,161	144,777	137,041

Total assets—Note 4	$1,157,764	$1,021,110	$1,095,701

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$98,124	$78,368	$86,148
Accrued expenses	74,301	82,158	72,704
Short-term debt	9,481	4,088	6,289
Current maturities of long-term debt	6,882	5,000	5,000

Total current liabilities	188,788	169,614	170,141
Long-term debt, less current maturities	362,072	272,355	380,747
Deferred liabilities	67,399	64,277	64,351
Non-controlling interests—Note 4	12,348	–	–
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares; issued 41,419,958 shares	414	414	414
Paid-in capital	38,665	38,625	40,979
Retained earnings	721,168	713,310	682,816
Treasury stock, at cost (8,786,463 shares at 7/4/04; 8,897,075 shares at l/3/04 and 9,011,787 shares at 7/6/03)	(204,943)	(208,038)	(212,298)
Accumulated other comprehensive loss	(28,147)	(29,447)	(31,449)

Total stockholders’ equity	527,157	514,864	480,462

Total liabilities & stockholders’ equity	$1,157,764	$1,021,110	$1,095,701

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	13 Weeks Ended
	July 4, 2004	July 6, 2003
Net sales	$289,771	$267,925
Cost of goods sold	209,426	190,539

Gross profit	80,345	77,386
Selling, general & administrative expenses	61,499	58,499
Other (income) expense—net	(5,060)	704

Operating income	23,906	18,183
Interest expense	7,754	7,443
Earnings of non-controlling interests—Note 4	274	–

Income before income taxes	15,878	10,740
Provision for income taxes	5,716	4,081

Net income	$10,162	$6,659

Weighted-average common shares outstanding:
Basic	32,652,492	32,345,952
Diluted	32,836,177	32,826,939
Net income per common share:
Basic	$0.31	$0.21
Diluted	$0.31	$0.20
Cash dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	26 Weeks Ended
	July 4, 2004	July 6, 2003
Net sales	$541,564	$495,908
Cost of goods sold	396,586	355,700

Gross profit	144,978	140,208
Selling, general & administrative expenses	117,791	107,877
Other (income) expense—net	(4,736)	1,419

Operating income	31,923	30,912
Interest expense	14,941	14,610
Earnings of non-controlling interests—Note 4	274	–

Income before income taxes	16,708	16,302
Provision for income taxes	6,015	6,195

Net income	$10,693	$10,107

Weighted-average common shares outstanding:
Basic	32,614,822	32,281,964
Diluted	32,843,219	32,635,809
Net income per common share:
Basic	$0.33	$0.31
Diluted	$0.33	$0.31
Cash dividends per common share	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	26 Weeks Ended
	July 4, 2004	July 6, 2003
Operating Activities:
Net income	$10,693	$10,107
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	23,470	22,132
Amortization	615	242
Earnings of non-controlling interests – Note 4	274	–
(Gain) loss on sale of assets	(4,614)	381
Other	2,132	1,171
Changes in operating assets & liabilities:
Trade accounts receivable	(46,954)	(60,098)
Inventories	(75,792)	(77,316)
Prepaid expenses and other current assets	2,160	3,698
Other assets	3,785	(2,639)
Accounts payable and accrued expenses	13,462	2,109
Income taxes	4,294	9,966
Deferred liabilities	925	(783)

Net cash used in operating activities	(65,550)	(91,030)
Investing Activities:
Purchases of property, plant & equipment	(10,221)	(14,468)
Proceeds from the sale of property, plant & equipment	1,769	9,363
Cash paid for acquisitions and joint ventures	(14,758)	(80,137)
Other	1,469	378

Net cash used in investing activities	(21,741)	(84,864)
Financing Activities:
Borrowings on credit facility – net	80,424	115,747
Borrowings (payments) on short-term debt	1,617	(1,302)
Debt issuance & amendment costs paid	–	(468)
Dividends on common stock	(2,605)	(2,578)
Treasury stock re-issued	1,759	2,844
Cost of common stock for treasury	(17)	–

Net cash provided by financing activities	81,178	114,243
Effect of exchange rate changes on cash	(73)	977

Net decrease in cash	(6,186)	(60,674)
Increase in cash from consolidating Frontier Yarns, LLC – Note 4	7,859	–
Cash balance at beginning of period	20,116	68,619

Cash balance at end of period	$21,789	$7,945

Supplemental schedule of noncash investing and financing activities:
Sold building—portion of proceeds in the form of a note	$1,500	$–
Sold investment—proceeds in the form of stock and receivable	9,519	–

Noncash investing and financing activities	$11,019	$–

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of July 4, 2004 and July 6, 2003; the results of our operations for the thirteen and twenty-six weeks ended July 4, 2004 and July 6, 2003; and our cash flows for the twenty-six weeks ended July 4, 2004 and July 6, 2003. The unaudited condensed consolidated financial statements as of July 4, 2004 include the consolidation of Frontier Yarns, LLC (“Frontier Yarns”), our 45.3% owned yarn joint venture. Historically, we have accounted for our investment in Frontier Yarns using the equity method of accounting (see Note 4, Impact from Newly Adopted Accounting Standards, for additional discussion).

The condensed consolidated balance sheet at January 3, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information about our significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2004. See also Note 4 for further information on changes in our accounting policies during 2004 and pending changes in accounting policies.

Certain prior year amounts have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and twenty-six weeks ended July 4, 2004, are not necessarily indicative of the results to be expected for the full year.

2. INVENTORIES

The components of inventories consist of the following: (in thousands)

	7/4/04	1/3/04	7/6/03
Finished goods	$359,215	$292,335	$354,688
Work in process	53,570	45,318	47,664
Raw materials and supplies	17,142	15,068	18,222

	429,927	352,721	420,574
LIFO and lower-of-cost or
market adjustments, net	(2,363)	(5,775)	(17,349)

	$427,564	$346,946	$403,225

3. ACQUISITIONS

On February 6, 2003, we acquired the majority of the assets of Bike Athletic Company for approximately $16 million. On May 16, 2003, we acquired the brands, inventory, contracts, and related assets of the sporting goods business of Spalding Sports Worldwide, Inc. for approximately $65 million. The results of Bike’s and Spalding’s operations have been included in our consolidated financial statements since their respective acquisition dates.

On June 15, 2004, we acquired the net assets of American Athletic, Inc. (“AAI”) for approximately $13 million. Founded in 1954, AAI manufactures a variety of products including basketball and volleyball equipment, athletic mats and gymnastics apparatus under a variety of brands, including American Athletic and BPI. AAI markets these products to high schools, universities, professional teams, and athletic clubs globally. The results of AAI’s operations have been included in our consolidated financial statements since the acquisition date. At July 4, 2004, our consolidated balance sheet reflects the initial purchase price allocation of the assets acquired and liabilities assumed. The initial allocation of the purchase price is subject to change.

On July 19, 2004 (post second quarter), we acquired the net assets of Huffy Sports Company (“Huffy Sports”), a division of Huffy Corporation, for approximately $30 million. Huffy Sports sells basketball equipment, including backboards and inflatable balls, under the Huffy Sports®, Sure Shot® and HydraRib® brands. Huffy Sports has held a license (which was assigned to us as part of the acquisition) with the National Basketball Association (“NBA”) for use of the NBA league and team logos for nearly a quarter century. Huffy Sports also licenses the NCAA® mark and has been the official supplier to the NCAA’s Final Four Championship for 24 of the last 27 years.

The acquisitions of AAI and Huffy Sports solidify our position as a leading branded athletic and sporting goods company and will result in Russell being the largest basketball equipment company in the world.

4. IMPACT FROM NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies certain aspects of FIN 46. FIN 46-R addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46-R to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Under FIN 46-R, the party with an ownership, contractual or other financial interest that absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the residual returns, or both, is deemed to be the primary beneficiary, and is required to consolidate the variable interest entity’s assets, liabilities and non-controlling interests. We performed a review of all of our ownership and contractual interests in entities including Frontier Yarns. We have determined that Frontier Yarns meets the criteria for being a variable interest entity and that we are the primary beneficiary of the entity. In accordance with FIN 46-R, we began consolidating Frontier Yarns on April 4, 2004. At July 4, 2004, the consolidation of Frontier Yarns increased our total assets by $21.3 million, total liabilities by $9.0 million and non-controlling interests by $12.3 million. For the thirteen and twenty-six weeks ended July 4, 2004, the consolidation of Frontier Yarns did not have a significant impact on our results of operations.

5. RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES (SPECIAL CHARGES)

In October 2003, we announced an Operational Improvement Program (the “OIP”) designed to reduce costs to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The OIP included improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (i) expanded production with lower cost contractors in Central America/Caribbean; (ii) lower sourcing costs; (iii) increased efficiencies in domestic textile operations; and (iv) improved distribution costs. We incurred no additional special charges associated with the OIP during the thirteen and twenty-six weeks ended July 4, 2004, other than to adjust the related severance accrual to reflect our best estimate of its ultimate settlement. After approximately $2.2 million of payments made during the twenty-six weeks ended July 4, 2004, the remaining liabilities (primarily severance) associated with the OIP were $1.0 million at July 4, 2004.

In July 1998, we adopted a restructuring and reorganization program (the “1998 Program”) with the objectives of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. We substantially completed the 1998 Program in 2001, and there were no additional special charges incurred during the thirteen and twenty-six weeks ended July 4, 2004 and July 6, 2003, other than to adjust related accruals to reflect our best estimate of their ultimate settlement and to adjust the carrying values of assets idled in prior periods to properly reflect the assets at their net realizable value. After approximately $0.5 million and $1.7 million of payments made during the twenty-six weeks ended July 4, 2004 and July 6, 2003, respectively, the remaining 1998 Program liabilities (consisting of employee terminations, terminations of licenses and contracts and exit costs related to facilities) were $0.2 million and $0.6 million at July 4, 2004 and July 6, 2003, respectively.

At July 4, 2004, we held for sale certain closed facilities with an adjusted carrying value of approximately $2.8 million, which have been included in property, plant and equipment as part of the Domestic segment.

6. COMMITMENTS AND CONTINGENCIES

Commitments. Refer to Note 8 to our consolidated financial statements in our 2003 Annual Report on Form 10-K for a description of our commitments.

Contingencies. We are a co-defendant in Locke, et al. v. Russell Corporation, et al. in Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. However, 10 families dropped out of the case and there are five remaining plaintiff families. In May 2002, the trial court entered summary judgment in our favor on all but one of the plaintiffs’ claims. The remaining claim involves a private right of action for public nuisance. We filed a summary judgment motion in October 2003, which was denied in March 2004. Trial has been set for February 2005. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). The trial court has entered summary judgment in our favor on all claims in that case, and the plaintiffs in the case have filed a motion to alter that determination, which remains pending. The allegations in the Locke and Gould cases are similar to those contained in a case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in our favor by a ruling of the Alabama Supreme Court in 2001. We plan to vigorously defend the Locke and Gould suits.

We also are a party to various other lawsuits arising out of the conduct of our business. We do not believe that any of these lawsuits, if adversely determined, would have a material adverse effect upon us.

7. STOCK-BASED COMPENSATION

On January 5, 2003, we adopted the prospective transition provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 148, which amended SFAS No. 123, Accounting and Disclosure of Stock-based Compensation. SFAS No. 148 uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized stock compensation expense of approximately $1.0 million and $1.4 million for the thirteen and twenty-six weeks ended July 4, 2004, respectively, and $0.6 million and $0.8 million for the thirteen and twenty-six weeks ended July 6, 2003, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/4/04	7/6/03	7/4/04	7/6/03
Reported net income	$10,162	$6,659	$10,693	$10,107
Stock-based employee compensation, net of tax, assuming
SFAS No. 148 was applied for all periods	(60)	(270)	(121)	(540)

Pro forma net income	$10,102	$6,389	$10,572	$9,567

Reported net income per share-basic	$0.31	$0.21	$0.33	$0.31
Pro forma net income per share-basic	$0.31	$0.20	$0.32	$0.30
Reported net income per share-diluted	$0.31	$0.20	$0.33	$0.31
Pro forma net income per share-diluted	$0.31	$0.19	$0.32	$0.29

8. DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended		26 Weeks Ended
	7/4/04	7/6/03	7/4/04	7/6/03
Basic weighted-average common shares outstanding	32,652,492	32,345,952	32,614,822	32,281,964
Net common shares on unissued restricted stock and issuable on exercise of dilutive stock options	183,685	480,987	228,397	353,845

Diluted weighted-average common shares outstanding	32,836,177	32,826,939	32,843,219	32,635,809

Options to purchase 1.8 million shares of our common stock for the thirteen and twenty-six weeks ended July 4, 2004 and 1.5 million and 1.9 million shares of our common stock for the thirteen and twenty-six weeks ended July 6, 2003, respectively, were excluded from the computation of diluted weighted-average common shares outstanding because the exercise prices of the options exceeded the average market price.

9. COMPREHENSIVE INCOME

Accumulated other comprehensive loss as shown in the condensed consolidated balance sheets is comprised of foreign currency translation adjustments, minimum pension liabilities and foreign currency forward contracts. The components of comprehensive income, net of tax, for the periods indicated below are as follows:

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/4/04	7/6/03	7/4/04	7/6/03
Net Income	$10,162	$6,659	$10,693	$10,107
Foreign currency translation gain (loss)	(1,206)	1,460	(188)	2,458
Gain (loss) on derivative instruments	823	(447)	1,488	(770)
Other	–	–	–	236

Comprehensive income, net	$9,779	$7,672	$11,993	$12,031

10. SEGMENT INFORMATION

We operate our business in two segments: Domestic and International. Beginning in 2004, we realigned our business in the Domestic segment to focus on brands versus distribution channels. The two brand groupings in the Domestic segment are Athletic and Activewear. Athletic and Activewear have been aggregated into the Domestic reportable segment because these brand groupings are similar in economic characteristics, products, production processes, type of customer, distribution method, and regulatory environment. The International segment, which makes up the majority of our sales outside the United States, distributes athletic, outdoor and activewear products.

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

	13 Weeks Ended July 4, 2004 (in thousands)
	Domestic	International	Total
Net sales	$256,953	$32,818	$289,771
Depreciation & amortization expense	11,450	895	12,345
Segment operating income	23,118	1,400	24,518

	13 Weeks Ended July 6, 2003 (in thousands)
	Domestic	International	Total
Net sales	$241,085	$26,840	$267,925
Depreciation & amortization
expense	10,167	223	10,390
Segment operating income	20,777	690	21,467

	26 Weeks Ended July 4, 2004 (in thousands)
	Domestic	International	Total
Net sales	$478,720	$62,844	$541,564
Depreciation & amortization expense	22,787	1,298	24,085
Segment operating income	32,861	2,597	35,458

	26 Weeks Ended July 6, 2003 (in thousands)
	Domestic	International	Total
Net sales	$445,820	$50,088	$495,908
Depreciation & amortization expense	21,973	401	22,374
Segment operating income	36,261	295	36,556

A reconciliation of combined segment operating income to consolidated income before income taxes is as follows:

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/4/04	7/6/03	7/4/04	7/6/03
Total segment operating income	$24,518	$21,467	$35,458	$36,556
Unallocated amounts:
Corporate expenses	(612)	(3,284)	(3,535)	(5,644)
Interest expense	(7,754)	(7,443)	(14,941)	(14,610)
Other	(274)	–	(274)	–

Consolidated income before income taxes	$15,878	$10,740	$16,708	$16,302

A breakdown of net sales by brand groupings within our reportable segments is as follows:

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/4/04	7/6/03	7/4/04	7/6/03
Domestic segment
Brand groupings:
Athletic	$117,410	$97,490	$231,056	$185,680
Activewear	139,543	143,595	247,664	260,140

	256,953	241,085	478,720	445,820
International segment	32,818	26,840	62,844	50,088

Consolidated total	$289,771	$267,925	$541,564	$495,908

11. EMPLOYEE RETIREMENT BENEFITS

The following table presents the components of net periodic pension benefit cost for our qualified, noncontributory, defined benefit pension plan and unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees:

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/4/04	7/6/03	7/4/04	7/6/03
Service cost	$1,238	$1,060	$2,447	$2,120
Interest cost	2,773	2,623	5,434	5,247
Expected return on plan assets	(2,652)	(2,751)	(5,322)	(5,502)
Net amortization	454	(113)	667	(226)

Net periodic pension benefit cost	$1,813	$819	$3,226	$1,639

As of July 4, 2004, we had not made a current contribution to the qualified defined benefit pension plan; however, we expect to contribute approximately $10.2 million before September 15, 2004.

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

The Parent is comprised of Alabama manufacturing operations and certain corporate management, information services and finance functions.

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

July 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$955	$8,598	$12,236	$–	$21,789
Trade accounts receivables, net	2,423	192,119	42,295	(10,886)	225,951
Inventories	337,911	50,489	39,164	–	427,564
Prepaid expenses and other current assets	27,943	2,984	551	(482)	30,996

Total current assets	369,232	254,190	94,246	(11,368)	706,300

Property, plant and equipment, net	220,575	37,129	59,599	–	317,303
Investment in subsidiaries	969,172	195	–	(969,367)	–
Intercompany balances	(605,287)	620,875	(15,588)	–	–
Other assets	120,916	25,861	9,963	(22,579)	134,161

	$1,074,608	$938,250	$148,220	$(1,003,314)	$1,157,764

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$74,662	$19,233	$15,118	$(10,889)	$98,124
Accrued expenses	47,095	14,455	13,229	(478)	74,301
Short-term debt	–	–	9,481	–	9,481
Current maturities of long-term debt	5,017	–	1,865	–	6,882

Total current liabilities	126,774	33,688	39,693	(11,367)	188,788

Long-term debt, less current maturities	353,259	–	8,813	–	362,072
Deferred liabilities	55,070	7,415	4,914	–	67,399
Non-controlling interests	12,348	–	–	–	12,348
Stockholders’ equity	527,157	897,147	94,800	(991,947)	527,157

	$1,074,608	$938,250	$148,220	$(1,003,314)	$1,157,764

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

January 3, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$414	$15,840	$3,862	$–	$20,116
Trade accounts receivables, net	78	154,833	20,603	–	175,514
Inventories	278,796	32,691	35,459	–	346,946
Prepaid expenses and other current assets	27,289	1,414	1,820	–	30,523

Total current assets	306,577	204,778	61,744	–	573,099

Property, plant and equipment, net	229,736	43,151	30,347	–	303,234
Investment in subsidiaries	903,718	195	–	(903,913)	–
Intercompany balances	(601,161)	621,492	(20,331)	–	–
Other assets	118,423	25,879	475	–	144,777

	$957,293	$895,495	$72,235	$(903,913)	$1,021,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,198	$12,664	$5,506	$–	$78,368
Accrued expenses	55,049	16,197	10,912	–	82,158
Short-term debt	–	–	4,088	–	4,088
Current maturities of long-term debt	5,000	–	–	–	5,000

Total current liabilities	120,247	28,861	20,506	–	169,614

Long-term debt, less current maturities	272,355	–	–	–	272,355
Deferred liabilities	49,827	9,339	5,111	–	64,277
Non-controlling interests	–	–	–	–	–
Stockholders’ equity	514,864	857,295	46,618	(903,913)	514,864

	$957,293	$895,495	$72,235	$(903,913)	$1,021,110

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

July 6, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated

Assets
Current assets:
Cash	$321	$3,290	$4,334	$–	$7,945
Trade accounts receivables, net	18,978	172,375	26,169	–	217,522
Inventories	320,419	47,048	35,758	–	403,225
Prepaid expenses and other current assets	11,445	1,295	1,497	–	14,237

Total current assets	351,163	224,008	67,758	–	642,929
Property, plant and equipment, net	221,586	69,180	24,965	–	315,731
Investment in subsidiaries	873,343	195	–	(873,538)	–
Intercompany balances	(517,104)	539,692	(22,588)	–	–
Other assets	110,581	25,964	496	–	137,041

	$1,039,569	$859,039	$70,631	$(873,538)	$1,095,701

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,588	$9,042	$6,518	$–	$86,148
Accrued expenses	45,614	17,977	9,113	–	72,704
Short-term debt	–	–	6,289	–	6,289
Current maturities of long-term debt	5,000	–	–	–	5,000

Total current liabilities	121,202	27,019	21,920	–	170,141
Long-term debt, less current maturities	380,747	–	–	–	380,747
Deferred liabilities	57,158	5,634	1,559	–	64,351
Non-controlling interests	–	–	–	–	–
Stockholders’ equity	480,462	826,386	47,152	(873,538)	480,462

	$1,039,569	$859,039	$70,631	$(873,538)	$1,095,701

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 13 Weeks Ended July 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$212,130	$43,484	$84,367	$(50,210)	$289,771
Cost of goods sold	155,240	32,861	70,896	(49,571)	209,426

Gross profit	56,890	10,623	13,471	(639)	80,345
Selling, general and administrative expenses	38,936	14,397	8,166	–	61,499
Other expense (income)—net	24,403	(29,111)	(213)	(139)	(5,060)

Operating income (loss)	(6,449)	25,337	5,518	(500)	23,906
Interest expense (income)—net	15,941	(8,524)	337	–	7,754
Earnings of non-controlling interests	274	–	–	–	274

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(22,664)	33,861	5,181	(500)	15,878
Provision (benefit) for income taxes	(18,469)	22,992	1,193	–	5,716
Equity in earnings of consolidated subsidiaries, net of income taxes	14,357	–	–	(14,357)	–

Net income (loss)	$10,162	$10,869	$3,988	$(14,857)	$10,162

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Income

For the 13 Weeks Ended July 6, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$204,514	$38,995	$40,006	$(15,590)	$267,925
Cost of goods sold	143,049	30,092	32,807	(15,409)	190,539

Gross profit	61,465	8,903	7,199	(181)	77,386
Selling, general and administrative expenses	37,573	14,819	6,107	–	58,499
Other expense (income)—net	19,003	(18,625)	507	(181)	704

Operating income	4,889	12,709	585	–	18,183
Interest expense (income)—net	14,509	(7,086)	20	–	7,443
Earnings of non-controlling interests	–	–	–	–	–

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(9,620)	19,795	565	–	10,740
Provision (benefit) for income taxes	(5,141)	9,032	190	–	4,081
Equity in earnings of consolidated subsidiaries, net of income taxes	11,138	–	–	(11,138)	–

Net income (loss)	$6,659	$10,763	$375	$(11,138)	$6,659

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 26 Weeks Ended July 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$404,073	$71,678	$130,663	$(64,850)	$541,564
Cost of goods sold	300,256	54,372	106,150	(64,192)	396,586

Gross profit	103,817	17,306	24,513	(658)	144,978
Selling, general and administrative expenses	74,791	27,465	15,535	–	117,791
Other expense (income)—net	54,539	(58,788)	(329)	(158)	(4,736)

Operating income (loss)	(25,513)	48,629	9,307	(500)	31,923
Interest expense (income)—net	28,696	(14,194)	439	–	14,941
Earnings of non-controlling interests	274	–	–	–	274

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(54,483)	62,823	8,868	(500)	16,708
Provision (benefit) for income taxes	(18,644)	22,992	1,667	–	6,015
Equity in earnings of consolidated subsidiaries, net of income taxes	46,532	–	–	(46,532)	–

Net income (loss)	$10,693	$39,831	$7,201	$(47,032)	$10,693

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Income

For the 26 Weeks Ended July 6, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$380,216	$68,356	$74,975	$(27,639)	$495,908
Cost of goods sold	270,058	51,625	61,373	(27,356)	355,700

Gross profit	110,158	16,731	13,602	(283)	140,208
Selling, general and administrative expenses	67,821	28,126	11,930	–	107,877
Other expense (income)—net	47,196	(46,054)	560	(283)	1,419

Operating income	(4,859)	34,659	1,112	–	30,912
Interest expense (income)—net	28,262	(13,636)	(16)	–	14,610
Earnings of non-controlling interests	–	–	–	–	–

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(33,121)	48,295	1,128	–	16,302
Provision (benefit) for income taxes	(14,472)	20,299	368	–	6,195
Equity in earnings of consolidated subsidiaries, net of income taxes	28,756	–	–	(28,756)	–

Net income (loss)	$10,107	$27,996	$760	$(28,756)	$10,107

Russell Corporation and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the 26 Weeks Ended July 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(1,626)	$(36,898)	$(27,026)	$–	$(65,550)
Investing Activities
Purchases of property, plant and equipment	(4,993)	(684)	(4,544)	–	(10,221)
Investment in and advances to subsidiaries	(60,483)	29,494	30,989	–	–
Proceeds from sales of property, plant and equipment	923	846	–	–	1,769
Cash paid for acquisitions and joint ventures	(14,758)	–	–	–	(14,758)
Other	1,469	–	–	–	1,469

Net cash provided by (used in) investing activities	(77,842)	29,656	26,445	–	(21,741)
Financing Activities
Borrowings (payments) on credit facility—net	80,873	–	(449)	–	80,424
Borrowings (payments) on short-term debt	–	–	1,617	–	1,617
Dividends on common stock	(2,605)	–	–	–	(2,605)
Treasury stock re-issued	1,759	–	–	–	1,759
Cost of common stock for treasury	(17)	–	–	–	(17)

Net cash provided by financing activities	80,010	–	1,168	–	81,178
Effect of exchange rate changes on cash	–	–	(73)	–	(73)

Net (decrease) increase in cash	542	(7,242)	514	–	(6,186)
Increase in cash from consolidating Frontier Yarns, LLC	–	–	7,859	–	7,859
Cash balance at beginning of period	414	15,840	3,862	–	20,116

Cash balance at end of period	$956	$8,598	$12,235	$–	$21,789

Russell Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows

For the 26 Weeks Ended July 6, 2003 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(83,922)	$(542)	$(6,566)	$–	$(91,030)

Investing Activities
Purchases of property, plant and equipment	(9,694)	(4,095)	(679)	–	(14,468)
Investment in and advances to subsidiaries	(134)	(2,178)	2,312	–	–
Proceeds from sales of property, plant and equipment	7,330	2,003	30	–	9,363
Cash paid for acquisitions and joint ventures	(80,137)	–	–	–	(80,137)
Other	378	–	–	–	378

Net cash (used in) provided by investing activities	(82,257)	(4,270)	1,663	–	(84,864)

Financing Activities
Borrowings on credit facility—net	115,747	–	–	–	115,747
Payments on short-term debt	–	–	(1,302)	–	(1,302)
Debt issuance & amendment costs paid	(468)	–	–	–	(468)
Dividends on common stock	(2,578)	–	–	–	(2,578)
Treasury stock re-issued	2,844	–	–	–	2,844

Net cash provided by (used in) financing activities	115,545	–	(1,302)	–	114,243
Effect of exchange rate changes on cash	–	–	977	–	977

Net (decrease) increase in cash	(50,634)	(4,812)	(5,228)	–	(60,674)

Cash balance at beginning of period	50,955	8,102	9,562	–	68,619

Cash balance at end of period	$321	$3,290	$4,334	$–	$7,945

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

In October 2003, we announced an Operational Improvement Program (the “OIP”) designed to target $50 million in pre-tax cost reductions to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The OIP included improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (i) expanded production with lower cost contractors in Central America/Caribbean; (ii) lower sourcing costs; (iii) increased efficiencies in domestic textile operations; and (iv) improved distribution costs. To date, the OIP has been effective in achieving its intended results. We now believe that the OIP will reach $60 million in pre-tax cost reductions in fiscal 2004.

In fourth quarter 2003, we began construction of a new textile plant in Honduras for both t-shirt and fleece fabric production. Once fully operational in 2006, the annual savings from Phase I of the Merendon Plant are expected to be approximately $15 million to $20 million.

The following information is derived from our unaudited condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 4, 2004 and July 6, 2003.

	13 Weeks Ended				26 Weeks Ended
	July 4, 2004		July 6, 2003		July 4, 2004		July 6, 2003
(Dollars in millions)
Net sales	$289.8	100.0%	$267.9	100.0%	$541.6	100.0%	$495.9	100.0%
Cost of goods sold	209.4	72.3%	190.5	71.1%	396.6	73.2%	355.7	71.7%

Gross profit	80.4	27.7%	77.4	28.9%	145.0	26.8%	140.2	28.3%
Selling, general and administrative
expenses (SG&A)	61.5	21.2%	58.5	21.8%	117.8	21.8%	107.9	21.8%
Other (income) expense –net	(5.0)	(1.7%)	0.7	0.3%	(4.7)	(0.9%)	1.4	0.3%

Operating income	23.9	8.2%	18.2	6.8%	31.9	5.9%	30.9	6.2%
Interest expense	7.7	2.7%	7.4	2.8%	14.9	2.8%	14.6	2.9%
Earnings of non-controlling interest	0.3	–%	–	–%	0.3	–%	–	–%

Income before income taxes	15.9	5.5%	10.8	4.0%	16.7	3.1%	16.3	3.3%
Provision for income taxes	5.7	2.0%	4.1	1.5%	6.0	1.1%	6.2	1.3%

Net income	$10.2	3.5%	$6.7	2.5%	$10.7	2.0%	$10.1	2.0%

Thirteen weeks ended July 4, 2004 compared to July 6, 2003.

Net Sales. Net sales for the 2004 second quarter were $289.8 million, an increase of $21.8 million, or 8.2%, from last year’s second quarter sales of $267.9 million. Incremental net sales from acquisitions were $12.9 million for the second quarter 2004, resulting in our ongoing businesses increasing approximately 3% over the comparable period last year.

The breakdown of net sales follows:

	13 Weeks Ended (in thousands)
	July 4, 2004	July 6, 2003
Domestic segment
Brand groupings:
Athletic	$117,410	$97,490
Activewear	139,543	143,595

	256,953	241,085
International segment	32,818	26,840

Consolidated total	$289,771	$267,925

For the 2004 second quarter, net sales in our Domestic segment totaled $257.0 million, an increase of $15.9 million, or 6.6%, from the comparable period last year. Excluding incremental net sales from acquisitions, net sales in the Domestic segment for the 2004 second quarter increased $5.0 million or 2.1%. The increase was led by gains in the Athletic business and the Artwear business within Activewear.

For the 2004 second quarter in our Domestic segment:

•	Net sales in Athletic increased $19.9 million, or 20.4%, to $117.4 million. The increase in net sales was primarily driven by the ongoing Spalding business and Mossy Oak, as well as the incremental net sales associated with acquisitions. Incremental net sales associated with acquisitions were $10.9 million. Net sales of the ongoing business were up 9.3%, or $9.0 million to $106.5 million for the thirteen weeks ended July 4, 2004, versus $97.5 million in the comparable prior year period. Dozens shipped for our base Athletic businesses were up 6.7% versus last year’s second quarter.

•	Net sales in Activewear decreased $4.1 million, or 2.8%, to $139.5 million, while dozens shipped were down 1%. Net sales for the thirteen weeks ended July 4, 2004 were negatively impacted by industry-wide lower prices, primarily in the promotional
t-shirt market. In addition, the loss of a Spring program at Wal-Mart negatively impacted net sales in Activewear during the 2004 second quarter; however, this impact continued to be partially offset by sales from a new program at Target and additional business with other mass retailers.

International segment net sales for the 2004 second quarter were $32.8 million, an increase of 22.3%, or $6.0 million, over the comparable prior year period. Excluding incremental net sales from acquisitions, net sales in the International segment for the 2004 second quarter increased $4.0 million or 14.9%. This increase was driven by the strengthening of the Euro and British pound sterling against the U.S. dollar and a 6.7% increase in dozens shipped versus the comparable prior year period.

Gross Profit and Gross Margin. Our gross profit was $80.4 million, or a 27.7% gross margin, in the 2004 second quarter versus a gross profit of $77.4 million, or a 28.9% gross margin, in the prior year. During the 2004 second quarter, our gross profit was positively impacted by sales and production increases, favorable cost reductions from our OIP and improved efficiencies. We were able to run full schedules for the entire second quarter. These benefits were partially offset by pricing pressures in Activewear, particularly in the Artwear business, higher raw material costs for cotton and polyester and higher pension and medical insurance costs, resulting in a lower gross margin.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses were $61.5 million, or 21.2% of net sales, versus $58.5 million, or 21.8% of net sales, in the comparable prior year period. Excluding the impact from the acquisitions owned for less than a year, SG&A expenses were 21.0% of net sales for the 2004 second quarter, an 80 basis point decline from the prior year.

Other (Income) Expense – Net. Other (income) expense – net was income of $5.0 million for the 2004 second quarter versus expense of $0.7 million in the comparable period last year. The increase in other income is primarily related to the $4.4 million gain on the sale of our minority interest in Marmot Mountain, Ltd.

Operating Income. Our consolidated operating income in the 2004 second quarter was $23.9 million, or 8.2% of net sales as compared to last year’s $18.2 million, or 6.8% of net sales. Excluding the one-time gain on the sale of our minority position in Marmot Mountain, Ltd., operating income for the current quarter would have been $19.5 million or 6.7% of net sales.

The factors impacting consolidated operating income are discussed below by reportable segment.

In the 2004 second quarter, our Domestic segment operating income was $23.1 million, or 9.0% of the segment’s net sales, versus $20.8 million or 8.6% of the segment’s net sales, in the comparable period last year. The increase in our Domestic segment operating income was primarily attributable to sales and production increases, favorable cost reductions from our OIP and improved efficiencies associated with running full schedules for the quarter. These positives were partially offset by pricing pressures in

Activewear, particularly in the Artwear business, higher raw material costs, and the loss of the previously described Spring Wal-Mart program.

In the 2004 second quarter, our International segment operating income was $1.4 million versus $0.7 million in the prior year. This increase was primarily driven by increased sales volumes and the strengthening of the Euro and British pound sterling against the U.S. dollar.

Twenty-six weeks ended July 4, 2004 compared to July 6, 2003.

Net Sales. Net sales for the twenty-six weeks ended July 4, 2004 were $541.6 million, an increase of $45.7 million, or 9.2%, from the 2003 comparable period of $495.9 million. Incremental net sales from acquisitions were $35.6 million, resulting in our ongoing businesses increasing 2.0% over the comparable period last year.

The breakdown of net sales follows:

	26 Weeks Ended (in thousands)
	July 4, 2004	July 6, 2003
Domestic segment
Brand groupings:
Athletic	$231,056	$185,680
Activewear	247,664	260,140

	478,720	445,820
International segment	62,844	50,088

Consolidated total	$541,564	$495,908

For the twenty-six weeks ended July 4, 2004, net sales in our Domestic segment totaled $478.7 million, an increase of $32.9 million, or 7.4%, from the comparable period last year. Excluding incremental net sales from acquisitions, net sales in the Domestic segment for the twenty-six weeks ended July 4, 2004 increased $1.5 million or 0.3%.

For the twenty-six weeks ended July 4, 2004 in our Domestic segment:

•	Net sales in Athletic increased $45.4 million, or 24.4%, to $231.1 million. Excluding incremental net sales from acquisitions, net sales in Athletic were $199.7 million for the twenty-six weeks ended July 4, 2004, up $14.0 million, or 7.5%, versus $185.7 million in the comparable prior year period. The increase in sales was primarily attributable to ongoing Spalding business and Mossy Oak. Dozens shipped for our base Athletic businesses were up 2.3% versus the comparable period last year.

•	Net sales in Activewear decreased $12.5 million, or 4.8%, to $247.7 million, while dozens shipped were up 4.7%. The decrease in sales, despite the increase in sales volumes, was due to industry-wide lower prices, primarily in the Artwear market. In addition, the loss of a Spring program at Wal-Mart negatively impacted sales in Activewear during the first half of 2004; however, this impact was partially offset by sales from a new program at Target and increases at other mass retailers.

International segment net sales for the twenty-six weeks ended July 4, 2004 were $62.8 million, an increase of 25.5%, or $12.8 million, over the comparable prior year period. Excluding incremental net sales from acquisitions, net sales in the International segment for the twenty-six weeks ended July 4, 2004 increased $8.6 million, or 17.1%. This increase was primarily driven by the strengthening of the Euro and British pound sterling against the U.S. dollar and an 8.3% increase in overall dozens shipped.

Gross Profit and Gross Margin. Our gross profit was $145.0 million, or a 26.8% gross margin, in the first half of 2004 versus a gross profit of $140.2 million, or a 28.3% gross margin, in the comparable prior year period. During the first half of 2004, our gross profit was positively impacted by our acquisitions; on-going cost savings from our OIP, an increase in overall dozens shipped, and improved efficiencies in the second quarter. However, these positive impacts were somewhat offset by pricing pressures in Activewear, higher raw material costs for cotton and polyester and higher pension and medical insurance costs. Additionally, we experienced incremental costs of approximately $3.6 million in the first half of 2004 (all in the first quarter) versus the comparable prior year period for manufacturing short time and higher inventory closeout sales.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses were $117.8 million, or 21.8% of net sales for the twenty-six weeks ended July 4, 2004, which was basically flat as compared to the same period in the prior year of $107.9 million, or 21.8% of net sales. Excluding the impact from the Spalding acquisition and incremental expenses from the Bike acquisition, SG&A expenses improved over the prior year to 21.0% of net sales for the twenty-six weeks ended July 4, 2004.

Other (Income) Expense – Net. Other (income) expense – net was income of $4.7 million for the 2004 second quarter versus expense of $1.4 million in the comparable period last year. The increase in other income is primarily related to the $4.4 million gain on the sale of our minority interest in Marmot Mountain, Ltd.

Operating Income. Our consolidated operating income in the first half of 2004 was $31.9 million, or 5.9% of net sales, versus $30.9 million, or 6.2% of net sales, in the prior year comparable period. Excluding the one-time gain on the sale of our minority position in Marmot Mountain, Ltd., operating income decreased versus the prior year to $27.5 million, or 5.1% of net sales. The factors driving this decrease are discussed below by reportable segment.

For the twenty-six weeks ended July 4, 2004, our Domestic segment operating income was $32.9 million, or 6.9% of the segment’s net sales, versus $36.3 million or 8.1% of the segment’s net sales, in the comparable period last year. The decrease in our Domestic segment operating income was primarily attributable to pricing pressures in Activewear, higher raw material costs, incremental costs related to manufacturing short time (in the first quarter), higher inventory closeout sales (in the first quarter), and the other factors described above in the gross profit and SG&A sections of this quarterly report. These factors were partially offset by the positive effects from our acquisitions and higher sales volumes.

In the first half of 2004, our International segment operating income was $2.6 million versus $0.3 million in last year’s comparable period. This increase was primarily driven by the strengthening of the Euro and British pound sterling against the U.S. dollar and higher sales volumes.

LIQUIDITY AND CAPITAL RESOURCES

Our total debt to capitalization ratio of 41.8% at July 4, 2004, improved 3.1 percentage points versus 44.9% at July 6, 2003. Excluding the impact from our consolidation of Frontier Yarns, our total debt to capitalization ratio improved 4.0 percentage points versus the prior year, declining to 40.9% at July 4, 2004. Excluding the debt of Frontier Yarns, our debt is $27.3 million lower at July 4, 2004 versus July 6, 2003, despite an investment of $14.8 million in acquisitions.

Cash from Operating Activities

Our operations used approximately $65.6 million of cash during the first half of 2004, versus using $91.0 million during the same period in 2003. The increase in inventory from January 3, 2004 to July 4, 2004 was about the same as the increase in inventory from January 4, 2003 to July 6, 2003. Excluding the impact from acquisitions and Frontier Yarns, inventory levels at July 4, 2004 are up 1.5% compared to July 6, 2003.

The increase in accounts receivable from January 3, 2004 to July 4, 2004 was significantly less than the increase in accounts receivable from January 4, 2003 to July 6, 2003 primarily due to lower than normal accounts receivable levels at December 2002.

The increase in accounts payable and accrued expenses was greater in the first half of 2004 versus 2003 primarily as a result of lower 2004 payouts of year-end employee performance accruals.

Cash flows from operations in the first half of 2003 were positively impacted by the receipt of $8.6 million in income tax refunds for prior tax years.

Our business is seasonal and our cash flows from operations are ordinarily higher in the second half of the year.

Cash from Investing Activities

Net cash used in investing activities was $21.7 million in the first half of 2004 versus $84.9 million in the prior year period. Our investing activities in the 2004 first half consisted primarily of capital expenditures of $10.2 million and acquisitions of $14.8 million (primarily AAI) less $1.8 million of proceeds from the sale of non-core assets. In the first half of 2003, our investing activities primarily consisted of capital expenditures of $14.5 million and acquisitions of $80.1 million (primarily Bike and Spalding) less $9.4 million of proceeds from the sale of non-core assets.

For fiscal 2004, we are forecasting capital expenditures to be about $40 million. The majority of planned fiscal 2004 capital expenditures are to further enhance our manufacturing and distribution capabilities, including construction of a new textile facility in Honduras, and to improve our information systems capabilities to support our business initiatives.

Cash From Financing Activities

We paid $2.6 million in dividends ($.08 per share) during the first half of 2004 and 2003.

On July 4, 2004, our debt facilities and outstanding debt obligations included:

•	$315 million in Senior Secured Credit Facilities (the “Facilities”). The Facilities include a $300 million Senior Secured Revolving Credit Facility (the “Revolver”) due April 2007, of which $93.3 million was outstanding, and $15 million outstanding under our Senior Secured Term Loan (the “Term Loan”) due ratably through April 2007; and

•	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010.

•	$20.1 million of other outstanding borrowings, of which $6.5 million related to our line of credit used in the International segment and $13.6 million related to capital leases held by Frontier Yarns for machinery and equipment used in operations.

On March 11, 2003, we amended the Facilities to, among other things: (1) lessen some of the restrictions on our ability to make acquisitions, (2) permit us to make additional investments and guarantees, and (3) allow us to repurchase a portion of our Senior Notes and capital stock, subject to annual limitations.

Under the Facilities, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. Variable interest on the Revolver from April 5, 2004 to July 4, 2004 was either LIBOR plus 2.00% (3.35% at July 4, 2004) or Base Rate plus 0.50% (4.50% at July 4, 2004) and on the Term Loan was either LIBOR plus 2.50% (3.85% at July 4, 2004) or Base Rate plus 1.00% (5.00% at July 4, 2004), with an annual commitment fee on the unused portion of the Facilities of 0.375%.

For the third quarter of 2004, variable interest on the Revolver will be either LIBOR plus 2.25% or Base Rate plus 0.75% and on the Term Loan will be either LIBOR plus 2.75% or Base Rate plus 1.25% with an annual commitment fee on the unused portion of the Facilities of 0.375%.

Adequacy of Borrowing Capacity

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of July 4, 2004, we had $93.3 million outstanding under the Revolver and approximately $145.8 million of availability under our Revolver. Excluding Frontier Yarns, we also had $19.2 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business; satisfy our working capital, capital expenditure, pension funding and Operational Improvement Program requirements; finance our acquisition of Huffy Sports; and meet our foreseeable liquidity requirements, including debt service on our Senior Notes and the Facilities until the maturity of our Facilities in 2007.

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

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at July 4, 2004. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis. At July 4, 2004, our outstanding debt, including Frontier Yarns, totaled $378.4 million, which consisted of fixed-rate debt of $250.0 million and variable-rate debt of $128.4 million. Based on our average outstanding borrowings under our variable rate debt for the twenty-six weeks ended July 4, 2004, a one-percentage point increase in interest rates would have negatively impacted our first half pre-tax earnings and cash flows by approximately $0.3 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at July 4, 2004 by approximately $4.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Euro, British pound sterling and Mexican peso. We enter into foreign currency forward contracts to manage the risk associated with doing business in certain foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At July 4, 2004, we had a $2.3 million liability associated with these foreign currency forward contracts. A five-percent adverse change in the foreign currency spot rates would increase our foreign currency forward contract liability held at July 4, 2004 by $4.4 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations due to petroleum prices, the economic climate or other unforeseen circumstances. We purchase yarn primarily from Frontier Yarns, Frontier Spinning and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We did not have any outstanding commodity futures contracts at July 4, 2004.

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

Such forward-looking statements are subject to risks and uncertainties that could cause our actual results and performance to differ materially from those expressed in, or implied by, such forward-looking statements, including, but not limited to, risks related to: (a) the seasonal nature of our business; (b) our overall acquisition strategy, including the acquisition of AAI and Huffy Sports and the ability to realize synergies from the combination of AAI, Huffy Sports and Spalding; (c) our ability to implement and achieve the goals of our Operational Improvement Program and our multi-year restructuring and reorganization plan; (d) dependence on third parties for production of yarn and the manufacture of certain of our products; (e) the effects of lawsuits; (f) changes in customer demand for our products; (g) significant competitive activity, including, but not limited to, pricing and the similarity of some of our products with those of our competitors; (h) our product mix; (i) our efficient utilization of production facilities; (j) raw material price volatility; (k) the impact of economic conditions in the markets where we operate, such as changes in interest rates, currency exchange rates, inflation rates, political instability, and other external factors over which we have no control; (l) our management of inventory levels and working capital; (m) our debt structure, cash management and cash requirements; (n) conducting business internationally such as import duties, quotas and restrictions on the transfer of funds; (o) our investments in capital expenditures, including construction of a new textile facility in Honduras; (p) reliance on a few customers for a portion of our sales; (q) our ability to achieve sales growth through expanded or new business with new or existing customers and (r) other risk factors listed from time to time in our SEC reports and announcements. The risks listed above are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

During the most recent fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contingencies. For information concerning our ongoing litigation, see Note 6 to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description

(10a)	First Amendment to the Russell Corporation Supplemental Executive Retirement Plan dated March 29, 2004

(10b)	Employment Agreement between the Company and Robert D. Martin dated June 24, 2004

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification

(31b)	Rule 13a-14(a)/15d-14(a) CFO Certification

(32)	Section 1350 Certifications

(b) Reports on Form 8-K

On April 29, 2004, we filed a Form 8-K relating to the issuance of our press release announcing our results of operations for the fiscal 2004 first quarter.

On June 9, 2004, we filed a Form 8-K announcing the election of Arnold W. Donald to the Board of Directors.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSSELL CORPORATION (Registrant)

Date: August 12, 2004	/s/ Eric N. Hoyle Eric N. Hoyle Interim Chief Financial Officer

Date: August 12, 2004	/s/ Larry E. Workman Larry E. Workman, Controller (Principal Accounting Officer)