Form 10-Q
period 2004-10-03
RUSSELL CORP
filed 2004-11-12
CIK 85812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes (X)  No (   )

The number of shares outstanding of each of the issuer’s classes of common stock.

Class	Outstanding at November 9, 2004

Common Stock, Par Value $.01 Per Share	32,672,320 shares (Excludes Treasury)

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUSSELL CORPORATION

Condensed Consolidated Balance Sheets
(In Thousands Except Share and Per Share Amounts)

	October 3,	January 3,	October 5,
	2004	2004	2003
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash	$37,361	$20,116	$22,480
Accounts receivable, net	289,325	175,514	272,927
Inventories – Note 2	385,203	346,946	357,692
Prepaid expenses & other current assets	21,153	30,523	13,248

Total current assets	733,042	573,099	666,347
Property, plant & equipment, net	316,077	303,234	307,858
Other assets	151,003	144,777	142,581

Total assets – Note 4	$1,200,122	$1,021,110	$1,116,786

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$102,719	$78,368	$93,699
Accrued expenses	91,677	82,158	95,836
Short-term debt	13,831	4,088	1,745
Current maturities of long-term debt	4,405	5,000	2,500

Total current liabilities	212,632	169,614	193,780
Long-term debt, less current maturities	359,115	272,355	362,581
Deferred liabilities	59,723	64,277	61,575
Non-controlling interests – Note 4	13,015	—	—
Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares, issued 41,419,958 shares	414	414	414
Paid-in capital	40,377	38,625	40,409
Retained earnings	746,801	713,310	700,028
Treasury stock, at cost (8,752,669 shares at 10/3/04, 8,897,075 shares at l/3/04 and 8,940,671 shares at 10/5/03)	(203,976)	(208,038)	(209,951)
Accumulated other comprehensive loss	(27,979)	(29,447)	(32,050)

Total stockholders’ equity	555,637	514,864	498,850

Total liabilities & stockholders’ equity	$1,200,122	$1,021,110	$1,116,786

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income
(In Thousands Except Share and Per Share Amounts)
(Unaudited)

	13 Weeks Ended
	October 3,	October 5,
	2004	2003
Net sales	$422,656	$388,001
Cost of goods sold	300,853	275,394

Gross profit	121,803	112,607
Selling, general & administrative expenses	78,258	73,627
Other (income) expense, net	(443)	1,382

Operating income	43,988	37,598
Interest expense, net	8,222	7,826
Earnings of non-controlling interests – Note 4	666	—

Income before income taxes	35,100	29,772
Provision for income taxes	8,161	11,313

Net income	$26,939	$18,459

Weighted-average common shares outstanding:
Basic	32,691,064	32,451,194
Diluted	32,901,106	32,815,822
Net income per common share:
Basic	$0.82	$0.57
Diluted	$0.82	$0.56
Cash dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION
Condensed Consolidated Statements of Income
(In Thousands Except Share and Per Share Amounts)
(Unaudited)

	39 Weeks Ended
	October 3,	October 5,
	2004	2003
Net sales	$964,220	$883,909
Cost of goods sold	697,439	631,094

Gross profit	266,781	252,815
Selling, general & administrative expenses	196,050	181,504
Other (income) expense, net	(5,179)	2,801

Operating income	75,910	68,510
Interest expense, net	23,163	22,436
Earnings of non-controlling interests – Note 4	940	—

Income before income taxes	51,807	46,074
Provision for income taxes	14,175	17,508

Net income	$37,632	$28,566

Weighted-average common shares outstanding:
Basic	32,639,512	32,337,036
Diluted	32,861,790	32,692,172
Net income per common share:
Basic	$1.15	$0.88
Diluted	$1.15	$0.87
Cash dividends per common share	$0.12	$0.12

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Cash Flows
(Dollars in Thousands)
(Unaudited)

	39 Weeks Ended
	October 3,	October 5,
	2004	2003
Operating Activities:
Net income	$37,632	$28,566
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	34,859	33,431
Amortization	1,000	592
Earnings of non-controlling interests – Note 4	940	—
(Gain) loss on sale of assets	(4,672)	498
Other	6,923	2,234
Changes in operating assets & liabilities:
Trade accounts receivable	(101,812)	(115,899)
Inventories	(26,973)	(31,839)
Prepaid expenses and other current assets	639	4,788
Other assets	5,805	(5,508)
Accounts payable and accrued expenses	22,950	26,092
Income taxes	11,905	15,599
Pension and other deferred liabilities	(7,632)	(3,553)

Net cash used in operating activities	(18,436)	(44,999)
Investing Activities:
Purchases of property, plant & equipment	(17,717)	(23,602)
Proceeds from the sale of property, plant & equipment and other assets	8,624	14,103
Cash paid for acquisitions, joint ventures and other	(43,293)	(82,419)
Other	1,619	528

Net cash used in investing activities	(50,767)	(91,390)
Financing Activities:
Borrowings on credit facility, net	74,990	95,081
Borrowings (payments) on short-term debt	5,993	(5,701)
Debt issuance & amendment costs paid	—	(468)
Dividends on common stock	(3,910)	(3,875)
Treasury stock re-issued	2,195	3,996
Cost of common stock for treasury	(17)	—

Net cash provided by financing activities	79,251	89,033
Effect of exchange rate changes on cash	(662)	1,217

Net increase (decrease) in cash	9,386	(46,139)
Increase in cash from consolidating Frontier Yarns, LLC – Note 4	7,859	—
Cash balance at beginning of period	20,116	68,619

Cash balance at end of period	$37,361	$22,480

Supplemental schedule of noncash investing and financing activities:
Sold building – portion of proceeds in the form of a note	$1,500	$—
Sold investment – portion of proceeds in the form of stock	4,945	—

Noncash investing and financing activities	$6,445	$—

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of October 3, 2004 and October 5, 2003, and the results of our operations for the thirteen and thirty-nine weeks ended October 3, 2004 and October 5, 2003, and our cash flows for the thirty-nine weeks ended October 3, 2004 and October 5, 2003. The unaudited condensed consolidated financial statements as of October 3, 2004 include the consolidation of Frontier Yarns, LLC (“Frontier Yarns”), our 45.3% owned yarn joint venture. Historically, we have accounted for our investment in Frontier Yarns using the equity method of accounting (see Note 4, Impact from Newly Adopted Accounting Standards, for additional discussion).

The condensed consolidated balance sheet at January 3, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information about our significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 3, 2004. See also Note 4 for further information on changes in our accounting policies during 2004.

Certain prior year amounts have been reclassified to conform to the 2004 presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and thirty-nine weeks ended October 3, 2004 and October 5, 2003, are not necessarily indicative of the results to be expected for the full year.

2.	INVENTORIES

The components of inventories consist of the following: (in thousands)

	10/3/04	1/3/04	10/5/03
Finished goods	$315,515	$292,335	$311,942
Work in process	51,073	45,318	45,282
Raw materials and supplies	25,689	15,068	19,325

	392,277	352,721	376,549
LIFO and lower-of-cost or market adjustments, net	(7,074)	(5,775)	(18,857)

	$385,203	$346,946	$357,692

3.	ACQUISITIONS

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

On July 19, 2004, we acquired the net assets of Huffy Sports Company (“Huffy Sports”), a division of Huffy Corporation, for approximately $30 million. Huffy Sports sells basketball equipment, including backboards and inflatable balls under the Huffy Sports®, Sure Shot® and Hydra Rib® brands. Huffy Sports has held a license (which was assigned to us as part of the acquisition) with the National Basketball Association (“NBA”) for use of the NBA league and team logos for nearly a quarter century. Huffy Sports also licenses the NCAA® mark and has been the official supplier to the NCAA’s Final Four Championship for 14 of the last 27 years.

We acquired AAI and Huffy Sports to enhance our position as a leading branded athletic and sporting goods company.

The results of AAI’s and Huffy Sports’ operations have been included in our consolidated financial statements, as part of the Domestic segment, since their respective acquisition dates. At October 3, 2004, our consolidated balance sheet reflects the initial purchase price allocation of the assets acquired and liabilities assumed, including approximately $12.7 million of goodwill, $12.6 million of indefinite-lived intangible assets and $2.3 million of finite-lived intangible assets. The initial allocation of the purchase price is subject to change.

4.	IMPACT FROM NEWLY ADOPTED ACCOUNTING STANDARDS

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies certain aspects of FIN 46. FIN 46-R addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities.” A variable interest entity is defined by FIN 46-R to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Under FIN 46-R, the party with an ownership, contractual or other financial interest that absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the residual returns, or both, is deemed to be the primary beneficiary, and is required to consolidate the variable interest entity’s assets, liabilities and non-controlling interests. We performed a review of all of our ownership and contractual interests in entities including Frontier Yarns. We have determined that Frontier Yarns meets the criteria for being a variable interest entity and that we are the primary beneficiary of the entity. In accordance with FIN 46-R, we began consolidating Frontier Yarns on April 4, 2004. At October 3, 2004, the consolidation of Frontier Yarns increased our total assets by $27.6 million, total liabilities by $14.6 million and non-controlling interests by $13.0 million. For the thirteen and thirty-nine weeks ended October 3, 2004, the consolidation of Frontier Yarns did not have a significant impact on our results of operations.

5.	RESTRUCTURING, ASSET IMPAIRMENT AND OTHER UNUSUAL CHARGES (SPECIAL CHARGES)

In October 2003, we announced an Operational Improvement Program (the “OIP”) designed to reduce costs to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The OIP included improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (i) expanded production with lower cost contractors in Central America/Caribbean; (ii) lower sourcing costs; (iii) increased efficiencies in domestic textile operations; and (iv) improved distribution costs. We incurred no additional special charges associated with the OIP during the thirteen and thirty-nine weeks ended October 3, 2004, other than to adjust the related severance accrual to reflect our best estimate of its ultimate settlement. For the thirteen and thirty-nine weeks ended October 5, 2003, we incurred approximately $1.4 million of special charges including severance and related benefits associated with the OIP. After approximately $2.8 million and $0.1 million of payments made during the thirty-nine weeks ended October 3, 2004 and October 5, 2003, respectively, the remaining liabilities (primarily severance) associated with the OIP were $0.2 million and $1.3 million at October 3, 2004 and October 5, 2003, respectively.

In July 1998, we adopted a restructuring and reorganization program (the “1998 Program”) with the objectives of (1) transitioning our company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (2) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to reduce our costs. We substantially completed the 1998 Program in 2001, and there were no additional special charges incurred during the thirteen and thirty-nine weeks ended October 3, 2004 and October 5, 2003, other than to adjust related accruals to reflect our best estimate of their ultimate settlement and to adjust the carrying values of assets idled in prior periods to properly reflect the assets at their net realizable value. After approximately $0.8 million and $2.1 million of payments made during the thirty-nine weeks ended October 3, 2004 and October 5, 2003, respectively, the remaining 1998 Program liabilities (consisting of employee terminations, terminations of licenses and contracts and exit costs related to facilities) were $0.2 million and $0.3 million at October 3, 2004 and October 5, 2003, respectively.

At October 3, 2004, we held for sale certain closed facilities with an adjusted carrying value of approximately $2.8 million, which have been included in property, plant and equipment as part of the Domestic segment.

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

On January 5, 2003, we adopted the prospective transition provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 148, which amended SFAS No. 123, Accounting and Disclosure of Stock-based Compensation. SFAS No. 148 uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized stock compensation expense of approximately $2.3 million and $3.8 million for the thirteen and thirty-nine weeks ended October 3, 2004, respectively and $0.6 million and $1.4 million for the thirteen and thirty-nine weeks ended October 5, 2003, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

	13 Weeks Ended		39 Weeks Ended
	(in thousands)		(in thousands)
	10/3/04	10/5/03	10/3/04	10/5/03
Reported net income	$26,939	$18,459	$37,632	$28,566
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied for all periods	(60)	(270)	(181)	(809)

Pro forma net income	$26,879	$18,189	$37,451	$27,757

Reported net income per share-basic	$0.82	$0.57	$1.15	$0.88
Pro forma net income per share-basic	$0.82	$0.56	$1.15	$0.86
Reported net income per share-diluted	$0.82	$0.56	$1.15	$0.87
Pro forma net income per share-diluted	$0.82	$0.55	$1.14	$0.85

8.	DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended		39 Weeks Ended
	10/3/04	10/5/03	10/3/04	10/5/03
Basic weighted-average common shares outstanding	32,691,064	32,451,194	32,639,512	32,337,036
Net common shares underlying unissued restricted stock and issuable on exercise of dilutive stock options	210,042	364,628	222,278	355,136

Diluted weighted-average common shares outstanding	32,901,106	32,815,822	32,861,790	32,692,172

Options to purchase 1.7 million and 1.8 million shares of our common stock for the thirteen and thirty-nine weeks ended October 3, 2004, respectively, and 2.2 million and 2.0 million shares of our common stock for the thirteen and thirty-nine weeks ended October 5, 2003, respectively, were excluded from the computation of diluted weighted-average common shares outstanding because the exercise prices of the options exceeded the average market price.

9.	COMPREHENSIVE INCOME

Accumulated other comprehensive loss as shown in the condensed consolidated balance sheet is comprised of foreign currency translation adjustments, minimum pension liabilities and foreign currency forward contracts. The components of comprehensive income, net of tax, for the periods indicated below are as follows:

	13 Weeks Ended		39 Weeks Ended
	(in thousands)		(in thousands)
	10/3/04	10/5/03	10/3/04	10/3/03
Net Income	$26,939	$18,459	$37,632	$28,566
Foreign currency translation gain (loss)	(67)	(397)	(255)	2,061
Gain (loss) on derivative instruments	235	(204)	1,723	(974)
Other	—	—	—	236

Comprehensive income, net	$27,107	$17,858	$39,100	$29,889

10.	SEGMENT INFORMATION

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

	13 Weeks Ended October 3, 2004
	(in thousands)
	Domestic	International	Total
Net sales	$390,996	$31,660	$422,656
Depreciation & amortization expense	12,393	216	12,609
Segment operating income	49,760	2,020	51,780

	13 Weeks Ended October 5, 2003
	(in thousands)
	Domestic	International	Total
Net sales	$360,039	$27,962	$388,001
Depreciation & amortization expense	11,375	274	11,649
Segment operating income	41,292	1,017	42,309

	39 Weeks Ended October 3, 2004
	(in thousands)
	Domestic	International	Total
Net sales	$869,716	$94,504	$964,220
Depreciation & amortization expense	35,180	679	35,859
Segment operating income	82,622	4,617	87,239

	39 Weeks Ended October 5, 2003
	(in thousands)
	Domestic	International	Total
Net sales	$805,859	$78,050	$883,909
Depreciation & amortization expense	33,348	675	34,023
Segment operating income	77,555	1,312	78,867

A reconciliation of combined segment operating income to consolidated income before income taxes is as follows:

	13 Weeks Ended		39 Weeks Ended
	(in thousands)		(in thousands)
	10/3/04	10/5/03	10/3/04	10/5/03
Total segment operating income	$51,780	$42,309	$87,239	$78,867
Unallocated amounts:
Corporate expenses	(7,792)	(3,296)	(11,329)	(8,942)
Interest expense, net	(8,222)	(7,826)	(23,163)	(22,436)
Other	(666)	(1,415)	(940)	(1,415)

Consolidated income before income taxes	$35,100	$29,772	$51,807	$46,074

The breakdown of net sales by brand groupings within our reportable segments is as follows:

	13 Weeks Ended		39 Weeks Ended
	(in thousands)		(in thousands)
	10/3/04	10/5/03	10/3/04	10/5/03
Domestic segment
Brand groupings:
Athletic	$182,925	$169,342	$413,981	$355,022
Activewear	208,071	190,697	455,735	450,837

	390,996	360,039	869,716	805,859
International Segment	31,660	27,962	94,504	78,050

Consolidated total	$422,656	$388,001	$964,220	$883,909

11.	EMPLOYEE RETIREMENT BENEFITS

The following table presents the components of net periodic pension benefit cost for our qualified, noncontributory, defined benefit pension plans and unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees:

	13 Weeks Ended		39 Weeks Ended
	(in thousands)		(in thousands)
	10/3/04	10/5/03	10/3/04	10/5/03
Service cost	$1,244	$1,080	$3,691	$3,200
Interest cost	2,750	2,623	8,184	7,870
Expected return on plan assets	(2,849)	(2,751)	(8,171)	(8,254)
Net amortization	334	(113)	1,001	(338)

Net periodic pension benefit cost	$1,479	$839	$4,705	$2,478

For the nine months ended October 3, 2004, we made $10.2 million of contributions to the qualified benefit pension plans versus $7.2 million of contributions made in the comparable period last year.

12.	INCOME TAXES

Our effective tax rate for the 2004 third quarter was 23.3% as compared to 38.0% in the comparable prior year period. For the nine months ended October 3, 2004, our effective tax rate was 27.4% as compared to 38.0% in the comparable prior year period. The decrease in the effective tax rate is due to a $4.5 million benefit primarily resulting from the closure of federal tax audits for 2002 and prior years.

13.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, Inc.; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; and Russell Co-Op, LLC (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Corporation – Delaware; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Jerzees de Jimenez, S.A. de C.V.; Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd; Russell do Brasil, Ltda.; Russell Corp. Far East, Limited; Russell Japan KK; Spalding Canada Corp.; Jerzees de Honduras, S.A. do C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell CZ s.r.o.; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; Citygate Textiles Limited; Russell Colombia Ltda; Merendon Textiles, S. de R.L.; Russell Athletic Holdings (Ireland) Limited; SGG Lisco LLC; SGG Patents LLC; RLA Manufacturing; and Frontier Yarns, LLC (our 45.3% owned yarn joint venture). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Alabama manufacturing operations and certain corporate management, information services and finance functions.

Russell Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

October 3, 2004

(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,152	$18,144	$17,065	$—	$37,361
Trade accounts receivables, net	6,095	252,022	65,698	(34,490)	289,325
Inventories	275,327	37,660	72,216	—	385,203
Prepaid expenses and other current assets	34,007	5,047	1,858	(19,759)	21,153

Total current assets	317,581	312,873	156,837	(54,249)	733,042
Property, plant and equipment, net	214,943	35,805	65,329	—	316,077
Investment in subsidiaries	1,028,271	195	—	(1,028,466)	—
Intercompany balances	(540,343)	552,473	(12,130)	—	—
Other assets	113,205	26,057	11,741	—	151,003

	$1,133,657	$927,403	$221,777	$(1,082,715)	$1,200,122

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$109,496	$7,410	$39,605	$(53,792)	$102,719
Accrued expenses	59,576	14,210	18,348	(457)	91,677
Short-term debt	—	—	13,831	—	13,831
Current maturities of long-term debt	2,517	—	1,888	—	4,405

Total current liabilities	171,589	21,620	73,672	(54,249)	212,632
Long-term debt, less current maturities	350,780	—	8,335	—	359,115
Deferred liabilities	42,636	12,080	5,007	—	59,723
Non-controlling interests	13,015	—	—	—	13,015
Stockholders’ equity	555,637	893,703	134,763	(1,028,466)	555,637

	$1,133,657	$927,403	$221,777	$(1,082,715)	$1,200,122

Russell Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

January 3, 2004

(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$414	$15,840	$3,862	$—	$20,116
Trade accounts receivables, net	78	154,833	20,603	—	175,514
Inventories	278,796	32,691	35,459	—	346,946
Prepaid expenses and other current assets	27,289	1,414	1,820	—	30,523

Total current assets	306,577	204,778	61,744	—	573,099
Property, plant and equipment, net	229,736	43,151	30,347	—	303,234
Investment in subsidiaries	903,718	195	—	(903,913)	—
Intercompany balances	(601,161)	621,492	(20,331)	—	—
Other assets	118,423	25,879	475	—	144,777

	$957,293	$895,495	$72,235	$(903,913)	$1,021,110

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$60,198	$12,664	$5,506	$—	$78,368
Accrued expenses	55,049	16,197	10,912	—	82,158
Short-term debt	—	—	4,088	—	4,088
Current maturities of long-term debt	5,000	—	—	—	5,000

Total current liabilities	120,247	28,861	20,506	—	169,614
Long-term debt, less current maturities	272,355	—	—	—	272,355
Deferred liabilities	49,827	9,339	5,111	—	64,277
Non-controlling interests	—	—	—	—	—
Stockholders’ equity	514,864	857,295	46,618	(903,913)	514,864

	$957,293	$895,495	$72,235	$(903,913)	$1,021,110

Russell Corporation and Subsidiaries
Condensed Consolidated Balance Sheets

October 5, 2003

(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$156	$16,465	$5,859	$—	$22,480
Trade accounts receivables, net	1,704	246,391	24,832	—	272,927
Inventories	290,950	33,380	33,362	—	357,692
Prepaid expenses and other current assets	5,783	1,298	6,167	—	13,248

Total current assets	298,593	297,534	70,220	—	666,347

Property, plant and equipment, net	240,643	43,579	23,636	—	307,858
Investment in subsidiaries	892,701	195	—	(892,896)	—
Intercompany balances	(500,412)	521,655	(21,243)	—	—
Other assets	116,242	25,869	470	—	142,581

	$1,047,767	$888,832	$73,083	$(892,896)	$1,116,786

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$70,452	$15,827	$7,420	$—	$93,699
Accrued expenses	60,674	19,873	15,289	—	95,836
Short-term debt	—	—	1,745	—	1,745
Current maturities of long-term debt	2,500	—	—	—	2,500

Total current liabilities	133,626	35,700	24,454	—	193,780
Long-term debt, less current maturities	362,581	—	—	—	362,581
Deferred liabilities	52,710	7,473	1,392	—	61,575
Non-controlling interests	—	—	—	—	—
Stockholders’ equity	498,850	845,659	47,237	(892,896)	498,850

	$1,047,767	$888,832	$73,083	$(892,896)	$1,116,786

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Income

For the 13 Weeks Ended October 3, 2004
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$348,080	$60,989	$87,991	$(74,404)	$422,656
Cost of goods sold	254,030	44,521	75,645	(73,343)	300,853

Gross profit	94,050	16,468	12,346	(1,061)	121,803
Selling, general and administrative expenses	51,038	18,886	8,334	—	78,258
Other expense (income), net	27,114	(26,798)	(917)	158	(443)

Operating income (loss)	15,898	24,380	4,929	(1,219)	43,988
Interest expense (income), net	(17,020)	24,932	310	—	8,222
Earnings of non-controlling interests	666	—	—	—	666

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	32,252	(552)	4,619	(1,219)	35,100
Provision (benefit) for income taxes	5,667	1,802	692	—	8,161
Equity in earnings of consolidated subsidiaries, net of income taxes	354	—	—	(354)	—

Net income (loss)	$26,939	$(2,354)	$3,927	$(1,573)	$26,939

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Income

For the 13 Weeks Ended October 5, 2003
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$306,089	$55,428	$40,757	$(14,273)	$388,001
Cost of goods sold	218,186	38,487	32,954	(14,233)	275,394

Gross profit	87,903	16,941	7,803	(40)	112,607
Selling, general and administrative expenses	50,184	17,453	5,990	—	73,627
Other expense (income), net	16,616	(15,582)	388	(40)	1,382

Operating income	21,103	15,070	1,425	—	37,598
Interest expense (income), net	14,980	(7,207)	53	—	7,826
Earning of non-controlling interests	—	—	—	—	—

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	6,123	22,277	1,372	—	29,772
Provision (benefit) for income taxes	7,524	3,018	771	—	11,313
Equity in earnings of consolidated subsidiaries, net of income taxes	19,860	—	—	(19,860)	—

Net income (loss)	$18,459	$19,259	$601	$(19,860)	$18,459

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Income

For the 39 Weeks Ended October 3, 2004
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$752,153	$132,667	$218,654	$(139,254)	$964,220
Cost of goods sold	554,286	98,893	181,795	(137,535)	697,439

Gross profit	197,867	33,774	36,859	(1,719)	266,781
Selling, general and administrative expenses	125,829	46,352	23,869	—	196,050
Other expense (income), net	81,653	(85,586)	(1,246)	—	(5,179)

Operating income (loss)	(9,615)	73,008	14,236	(1,719)	75,910
Interest expense (income), net	11,676	10,738	749	—	23,163
Earnings of non-controlling interests	940	—	—	—	940

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(22,231)	62,270	13,487	(1,719)	51,807
Provision (benefit) for income taxes	(12,977)	24,793	2,359	—	14,175
Equity in earnings of consolidated subsidiaries, net of income taxes	46,886	—	—	(46,886)	—

Net income (loss)	$37,632	$34,477	$11,128	$(48,605)	$37,632

Russell Corporation and Subsidiaries
Condensed Consolidated Statements of Income

For the 39 Weeks Ended October 5, 2003
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$686,305	$123,784	$115,732	$(41,912)	$883,909
Cost of goods sold	488,244	90,112	94,327	(41,589)	631,094

Gross profit	198,061	33,672	21,405	(323)	252,815
Selling, general and administrative expenses	118,005	45,579	17,920	—	181,504
Other expense (income), net	63,812	(61,636)	948	(323)	2,801

Operating income	16,244	49,729	2,537	—	68,510
Interest expense (income), net	43,242	(20,843)	37	—	22,436
Earning of non-controlling interests	—	—	—	—	—

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(26,998)	70,572	2,500	—	46,074
Provision (benefit) for income taxes	(6,948)	23,317	1,139	—	17,508
Equity in earnings of consolidated subsidiaries, net of income taxes	48,616	—	—	(48,616)	—

Net income (loss)	$28,566	$47,255	$1,361	$(48,616)	$28,566

Russell Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows

For the 39 Weeks Ended October 3, 2004
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$48,569	$(4,675)	$(62,330)	$—	$(18,436)
Investing Activities
Purchases of property, plant and equipment	(8,162)	(1,263)	(8,292)	—	(17,717)
Investment in and advances to subsidiaries	(78,807)	7,392	71,415	—	—
Proceeds from sales of property, plant and equipment and other assets	7,650	851	123	—	8,624
Cash paid for acquisitions, joint ventures and other	(43,293)	—	—	—	(43,293)
Other	1,619	—	—	—	1,619

Net cash provided by (used in) investing activities	(120,993)	6,980	63,246	—	(50,767)
Financing Activities
Borrowings on credit facility, net	75,894	—	(904)	—	74,990
Borrowings on short-term debt	—	—	5,993	—	5,993
Dividends on common stock	(3,910)	—	—	—	(3,910)
Treasury stock re-issued	2,195	—	—	—	2,195
Cost of common stock for treasury	(17)	—	—	—	(17)

Net cash provided by financing activities	74,162	—	5,089	—	79,251
Effect of exchange rate changes on cash	—	—	(662)	—	(662)

Net (decrease) increase in cash	1,738	2,305	5,343	—	9,386
Increase in cash from consolidating Frontier Yarns, LLC	—	—	7,859	—	7,859
Cash balance at beginning of period	414	15,840	3,862	—	20,116

Cash balance at end of period	$2,152	$18,145	$17,064	$—	$37,361

Russell Corporation and Subsidiaries
Condensed Consolidated Statement of Cash Flows

For the 39 Weeks Ended October 5, 2003
(In thousands)		Subsidiary	Non-Guarantor
(unaudited)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(55,655)	$11,678	$(1,022)	$—	$(44,999)
Investing Activities
Purchases of property, plant and equipment	(15,190)	(7,576)	(836)	—	(23,602)
Investment in and advances to subsidiaries	(383)	(2,163)	2,546	—	—
Proceeds from sales of property, plant and equipment	7,586	6,424	93	—	14,103
Cash paid for acquisitions, joint ventures and other	(82,419)	—	—	—	(82,419)
Other	528	—	—	—	528

Net cash (used in) provided by investing activities	(89,878)	(3,315)	1,803	—	(91,390)
Financing Activities
Borrowings on credit facility, net	95,081	—	—	—	95,081
Payments on short-term debt	—	—	(5,701)	—	(5,701)
Debt issuance & amendment costs paid	(468)	—	—	—	(468)
Dividends on common stock	(3,875)	—	—	—	(3,875)
Treasury stock re-issued	3,996	—	—	—	3,996

Net cash provided by (used in) financing activities	94,734	—	(5,701)	—	89,033
Effect of exchange rate changes on cash	—	—	1,217	—	1,217

Net (decrease) increase in cash	(50,799)	8,363	(3,703)	—	(46,139)
Cash balance at beginning of period	50,955	8,102	9,562	—	68,619

Cash balance at end of period	$156	$16,465	$5,859	$—	$22,480

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

In October 2003, we announced an Operational Improvement Program (the “OIP”) designed to target $50 million in pre-tax cost reductions to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. The OIP included improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (i) expanded production with lower cost contractors in Central America and the Caribbean; (ii) lower sourcing costs; (iii) increased efficiencies in domestic textile operations; and (iv) improved distribution costs. To date, the OIP has been effective in achieving its intended results. We believe that the OIP will reach $60 million in pre-tax cost reductions in fiscal 2004.

In fourth quarter 2003, we began construction of a new textile plant in Honduras for both t-shirt and fleece fabric production. Once fully operational in 2006, the annual savings from Phase I of the textile plant are expected to be approximately $15 million to $20 million.

The following information is derived from our unaudited condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 3, 2004 and October 5, 2003.

	13 Weeks Ended				39 Weeks Ended
	October 3,		October 5,		October 3,		October 5,
(Dollars in millions)	2004		2003		2004		2003
Net sales	$422.7	100.0%	$388.0	100.0%	$964.2	100.0%	$883.9	100.0%
Cost of goods sold	300.9	71.2%	275.4	71.0%	697.4	72.3%	631.1	71.4%

Gross profit	121.8	28.8%	112.6	29.0%	266.8	27.7%	252.8	28.6%
Selling, general and administrative expenses (SG&A)	78.2	18.5%	73.6	19.0%	196.1	20.3%	181.5	20.5%
Other (income) expense –net	(0.4)	(0.1%)	1.4	0.4%	(5.2)	(0.5%)	2.8	0.3%

Operating income	44.0	10.4%	37.6	9.6%	75.9	7.9%	68.5	7.8%
Interest expense - net	8.2	1.9%	7.8	2.0%	23.2	2.4%	22.4	2.5%
Earnings of non-controlling interests	0.7	0.2%	—	—%	0.9	0.1%	—	—%

Income before income taxes	35.1	8.3%	29.8	7.6%	51.8	5.4%	46.1	5.3%
Provision for income taxes	8.2	1.9%	11.3	2.9%	14.2	1.5%	17.5	2.0%

Net income	$26.9	6.4%	$18.5	4.7%	$37.6	3.9%	$28.6	3.3%

Thirteen weeks ended October 3, 2004 compared to October 5, 2003.

Net Sales. Net sales for the 2004 third quarter were $422.7 million, an increase of $34.7 million, or 8.9%, from last year’s third quarter sales of $388.0 million. Incremental net sales from acquisitions were $20.4 million for the third quarter of 2004, in addition to a 3.7% increase in our ongoing businesses over the comparable period last year.

The breakdown of net sales follows:

	13 Weeks Ended
	(in thousands)
	October 3,	October 5,
	2004	2003
Domestic segment
Brand groupings:
Athletic	$182,925	$169,342
Activewear	208,071	190,697

	390,996	360,039
International segment	31,660	27,962

Consolidated total	$422,656	$388,001

For the 2004 third quarter, net sales in our Domestic segment totaled $391.0 million, an increase of $31.0 million, or 8.6%, from the comparable period last year. Excluding incremental net sales from acquisitions, net sales in the Domestic segment for the 2004 third quarter increased $12.3 million or 3.4%. The increase was led by gains in the Artwear business within the Activewear Group. The Athletic Group experienced an increase in sales due to the incremental sales associated with acquisitions.

For the 2004 third quarter in our Domestic segment:

•	Net sales in the Athletic Group increased $13.6 million, or 8.0%, to $182.9 million. The increase in net sales was driven by the incremental sales associated with the acquisition of AAI and Huffy Sports and sales increases at Mossy Oak. Incremental net sales associated with acquisitions were $18.6 million. Net sales of the ongoing business decreased slightly, by 3.0%, to $164.3 million for the thirteen weeks ended October 3, 2004, versus $169.3 million in the comparable prior year period. Dozens shipped for our base Athletic businesses were down 8.8% versus last year’s third quarter.

•	Net sales in the Activewear Group increased $17.4 million, or 9.1%, to $208.1 million, with dozens shipped up 17.2%. Net sales for the thirteen weeks ended October 3, 2004 were positively impacted by increased sales in the Artwear channel, but were partially offset by continued industry-wide pricing pressures. The retail business continued to benefit from new programs at mass retailers.

International segment net sales for the 2004 third quarter were $31.7 million, an increase of 13.2%, or $3.7 million, over the comparable prior year period. Excluding incremental net sales from acquisitions, net sales in the International segment for the 2004 third quarter increased $1.9 million or 3.7%. The balance of the increase was driven by the strengthening of the Euro and British pound sterling against the U.S. dollar.

Gross Profit and Gross Margin. Our gross profit was $121.8 million, or a 28.8% gross margin, in the 2004 third quarter versus a gross profit of $112.6 million, or a 29.0% gross margin, in the prior year. During the 2004 third quarter, our gross profit was positively impacted by sales and production increases, favorable cost reductions from our OIP, improved efficiencies and favorable adjustments to medical expenses. These benefits were partially offset by pricing pressures in Activewear, particularly in the Artwear business, higher raw material costs for cotton and polyester and higher pension costs, resulting in a lower gross margin. Additionally, the company experienced a two-day shutdown of most of its operations in Alabama due to Hurricane Ivan.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses were $78.2 million, or 18.5% of net sales, versus $73.6 million, or 19.0% of net sales, in the comparable prior year period. Excluding the impact from the acquisitions owned for less than a year, SG&A expenses were 18.7% of net sales for the 2004 third quarter. Reduction in SG&A expenses associated with our OIP and ongoing cost reductions were more than offset by increases in selective advertising and promotional activities, and additional distribution expenses associated with the higher volumes in the Domestic segment. In addition, stock compensation expense increased $1.7 million to $2.3 million in the 2004- third quarter versus $0.6 million in the comparable prior year period, primarily due to the 2004 grants of performance and restricted share awards under our Executive Incentive Plan. Refer to page 32 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004, for a general discussion of the 2004 performance and restricted share award program.

Other (Income) Expense, Net. Other (income) expense – net was income of $0.4 million for the 2004 third quarter versus expense of $1.4 million in the comparable period last year. This increase in other (income) expense is primarily related to higher losses from foreign currency transactions in the 2003-third quarter versus the 2004-third quarter and, to a lesser extent, the impact from the consolidation of Frontier Yarns.

Operating Income. Our consolidated operating income in the 2004 third quarter was $44.0 million, or 10.4% of net sales, as compared to last year’s $37.6 million, or 9.6% of net sales.

The factors impacting consolidated operating income are discussed below by reportable segment.

In the 2004 third quarter, our Domestic segment operating income was $49.8 million, or 12.7% of the segment’s net sales, versus $41.3 million, or 11.5% of the segment’s net sales, in the comparable period last year. The increase in our Domestic segment operating income was primarily attributable to sales and production increases, favorable cost reductions from our OIP and improved efficiencies. These positives were partially offset by pricing pressures in Activewear, particularly in the Artwear business, higher raw material costs and volume declines in the Athletic Group.

In the 2004 third quarter, our International segment operating income was $2.0 million versus $1.0 million in the prior year. This increase was primarily driven by continued increases in sales volume in Europe.

Income Taxes. Our effective tax rate for the 2004 third quarter was 23.3% as compared to 38.0% in the comparable prior year period. The decrease in the effective tax rate is due to a $4.5 million benefit primarily resulting from the closure of federal tax audits for 2002 and prior years.

Thirty-nine weeks ended October 3, 2004 compared to October 5, 2003.

Net Sales. Net sales for the thirty-nine weeks ended October 3, 2004 were $964.2 million, an increase of $80.3 million, or 9.1%, from the 2003 comparable period of $883.9 million. Incremental net sales from acquisitions were $55.8 million, in addition to our ongoing businesses increasing 2.8% over the comparable period last year.

The breakdown of net sales follows:

	39 Weeks Ended
	(in thousands)
	October 3,	October 5,
	2004	2003
Domestic segment
Brand groupings:
Athletic	$413,981	$355,022
Activewear	455,735	450,837

	869,716	805,859
International segment	94,504	78,050

Consolidated total	$964,220	$883,909

For the thirty-nine weeks ended October 3, 2004, net sales in our Domestic segment totaled $869.7 million, an increase of $63.9 million, or 7.9%, from the comparable period last year. Excluding incremental net sales from acquisitions, net sales in the Domestic segment for the thirty-nine weeks ended October 3, 2004 increased $13.8 million or 1.7%.

For the thirty-nine weeks ended October 3, 2004 in our Domestic segment:

•	Net sales in Athletic increased $59.0 million, or 16.6%, to $414.0 million. Excluding incremental net sales from acquisitions, net sales in Athletic were $364.0 million for the thirty-nine weeks ended October 3, 2004, up $8.9 million, or 2.5%, versus $355.0 million in the comparable prior year period. The increase in sales was primarily attributable to the Spalding business and Mossy Oak. Dozens shipped for our base Athletic businesses were down 1.9% versus the comparable period last year.

•	Net sales in Activewear increased $4.9 million, or 1.1%, to $455.7 million, while dozens shipped were up 9.4%. The increase in sales from the prior year was due to sales volume increases experienced in Activewear in the third quarter, particularly in the Artwear business, and sales increases at new accounts and new programs with existing mass retailers. These increases offset industry-wide lower prices, primarily in the Artwear market, and the loss of a Spring program at Wal-Mart.

International segment net sales for the thirty-nine weeks ended October 3, 2004 were $94.5 million, an increase of 21.1%, or $16.5 million, over the comparable prior year period. Excluding incremental net sales from acquisitions, net sales in the International segment for the thirty-nine weeks ended October 3, 2004 increased $10.7 million, or 13.7%. This overall sales increase was primarily driven by the strengthening of the Euro and British pound sterling against the U.S. dollar, the incremental sales associated with acquisitions and a 1.2 % increase in overall dozens shipped.

Gross Profit and Gross Margin. Our gross profit was $266.8 million, or a 27.7% gross margin, in the thirty-nine weeks versus a gross profit of $252.8 million, or a 28.6% gross margin, in the comparable prior year period. During the 2004 period, our gross profit was positively impacted by our acquisitions, on-going cost savings from our OIP, an increase in overall dozens shipped, and improved efficiencies. However, these positive impacts were somewhat offset by pricing pressures in Activewear, higher raw material costs for cotton and polyester and higher pension costs. Additionally, we experienced incremental costs of approximately $3.6 million for manufacturing short time and higher inventory closeout sales in the beginning of 2004.

Selling, General and Administrative Expenses (“SG&A”). Our SG&A expenses were $196.1 million for the thirty-nine weeks ended October 3, 2004, an increase of $14.6 million over last year’s $181.5 million. SG&A expenses decreased as a percent of sales to 20.3% in the current year’s thirty-nine week period. Reduction in SG&A expenses associated with our OIP and ongoing cost reductions were more than offset by increases in selective advertising and promotional activities, and additional distribution expenses associated with the higher volumes in the Domestic segment. In addition, stock compensation expense for the nine months ended October 3, 2004 increased $2.4 million to $3.8 million versus $1.4 million in the comparable prior year period, primarily due to the 2004 grants of performance and restricted share awards under our Executive Incentive Plan. Refer to page 32 of our Proxy Statement for the Annual Meeting of Shareholders to be held on April 21, 2004, for a general discussion of the 2004 performance and restricted share award program.

Other (Income) Expense, Net. Other (income) expense – net was income of $5.2 million for the thirty-nine week period in 2004 versus expense of $2.8 million in the comparable period last year. The increase in other income is primarily related to the $4.4 million gain on the sale of our minority interest in Marmot Mountain, Ltd. (“Marmot”), greater losses from foreign currency transactions in the first nine months of 2003 versus 2004, and, to a lesser extent, the impact from the consolidation of Frontier Yarns.

Operating Income. Our consolidated operating income in the first three quarters of 2004 was $75.9 million, or 7.9% of net sales, versus $68.5 million, or 7.8% of net sales, in the prior year comparable period. Excluding the one-time gain on the sale of our minority position in Marmot , operating income would have increased 4.4% in dollars versus the prior year, to $71.5 million. The factors driving this increase are discussed below by reportable segment.

For the thirty-nine weeks ended October 3, 2004, our Domestic segment operating income was $82.6 million, or 9.5% of the segment’s net sales, versus $77.6 million or 9.6% of the segment’s net sales, in the comparable period last year. The increase in our Domestic segment operating income was primarily attributable to increased sales from ongoing businesses and the additional sales volumes associated with acquisitions. These increases were partially offset by ongoing pricing pressures, particularly in Activewear, higher raw material costs, and the other factors described above in the gross profit and SG&A sections of this quarterly report.

In the first three quarters of 2004, our International segment operating income was $4.6 million versus $1.3 million in last year’s comparable period. This increase was primarily driven by increases in sales volume.

Income Taxes. Our effective tax rate for the nine months ended October 3, 2004 was 27.4% as compared to 38.0% in the comparable prior year period. The decrease in the effective tax rate is due to a $4.5 million benefit primarily resulting from the closure of federal tax audits for 2002 and prior years.

LIQUIDITY AND CAPITAL RESOURCES

Our total debt to capitalization ratio of 40.5% at October 3, 2004, improved 1.9 percentage points versus 42.4% at October 5, 2003. Excluding the impact from our consolidation of Frontier Yarns, our total debt to capitalization ratio improved 3.1 percentage points versus the prior year, declining to 39.3% at October 3, 2004. Excluding the debt of Frontier Yarns, our debt is $6.7 million lower at October 3, 2004 versus October 5, 2003, despite an investment of $43.3 million in acquisitions.

Cash from Operating Activities

Our operations used approximately $18.4 million of cash during the first nine months of 2004, versus using $45.0 million during the same period in 2003. The increase in inventory from January 3, 2004 to October 3, 2004 was approximately $4.9 million less than the increase in inventory from January 4, 2003 to October 5, 2003. This change is the result of us carrying higher inventories at December 2003 than December 2002 due to softer sales in the 2003-fourth quarter caused by customers continuing to reduce their inventories and poor weather conditions impacting fleece sales.

The increase in accounts receivable from January 3, 2004 to October 3, 2004 was approximately $14.1 million less than the increase in accounts receivable from January 4, 2003 to October 5, 2003 primarily due to lower than normal accounts receivable levels at December 2002.

The increase in accounts payable and accrued expenses was less in the first nine months of 2004 versus 2003 primarily as a result of lower 2004 payouts of year-end employee performance accruals.

We made $10.2 million of contributions to our qualified pension plans in 2004 versus $7.2 million for the same period in 2003.

Our business is seasonal and our cash flows from operations are ordinarily higher in the second half of the year.

Cash from Investing Activities

Net cash used in investing activities was $50.8 million in the first nine months of 2004 versus $91.4 million in the prior year period. Our investing activities in the 2004 first nine months have consisted primarily of capital expenditures of $17.7 million and acquisitions of $43.3 million (primarily AAI and Huffy Sports) less $8.6 million of proceeds from the sale of non-core assets including our investment in Marmot. In the first nine months of 2003, our investing activities primarily consisted of capital expenditures of $23.6 million and acquisitions of $82.4 million (primarily Bike and Spalding) less $14.1 million of proceeds from the sale of non-core assets.

For fiscal 2004, we are forecasting capital expenditures to be between $35 million and $40 million. The majority of planned fiscal 2004 capital expenditures are to further enhance our manufacturing and distribution capabilities, including construction of a new textile facility in Honduras, and to improve our information systems capabilities to support our business initiatives.

Cash From Financing Activities

We paid $3.9 million in dividends ($.12 per share) during the first nine months of 2004 and 2003.

On October 3, 2004, our debt facilities and outstanding debt obligations included:

•	$310 million in Senior Secured Credit Facilities (the “Facilities”). The Facilities include a $300 million Senior Secured Revolving Credit Facility (the “Revolver”) due April 2007, of which $93.3 million was outstanding, and $10 million outstanding under our Senior Secured Term Loan (the “Term Loan”) due ratably through April 2007; and

•	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010.

•	$24.1 million of other outstanding borrowings, of which $6.8 million related to our line of credit used in the International segment; $7.0 million related to draws made by Frontier Yarns on their factored receivables; and $10.3 million related to notes and capital leases held by Frontier Yarns for machinery and equipment used in operations.

On March 11, 2003, we amended the Facilities to, among other things: (1) lessen some of the restrictions on our ability to make acquisitions, (2) permit us to make additional investments and guarantees, and (3) allow us to repurchase a portion of our Senior Notes and capital stock, subject to annual limitations.

Under the Facilities, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. Variable interest on the Revolver from July 5, 2004 to October 3, 2004 was either LIBOR plus 2.25% (4.08% at October 3, 2004) or Base Rate plus 0.75% (5.50% at October 3, 2004) and on the Term Loan was either LIBOR plus 2.75% (4.58% at October 3, 2004) or Base Rate plus 1.25% (6.00% at October 3, 2004), with an annual commitment fee on the unused portion of the Facilities of 0.375%.

For the fourth quarter of 2004, variable interest on the Revolver will be either LIBOR plus 2.00% or Base Rate plus 0.50% and on the Term Loan will be either LIBOR plus 2.50% or Base Rate plus 1.00% with an annual commitment fee on the unused portion of the Facilities of 0.375%.

Adequacy of Borrowing Capacity

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of October 3, 2004, we had $93.3 million outstanding under the Revolver and approximately $192.3 million of availability under our Revolver. Excluding Frontier Yarns, we also had $28.8 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business; satisfy our working capital, capital expenditure pension funding, and Operational Improvement Program requirements; and meet our foreseeable liquidity requirements, including debt service on our Senior Notes and the Facilities until the maturity of our Facilities in 2007.

Contingencies

For information concerning our ongoing litigation, see Note 6 to the Condensed Consolidated Financial Statements.

Commitments

For information about our contractual cash obligation and other commercial commitments, refer to Management’s Discussion & Analysis of Financial Condition and Results of Operations in our 2003 Annual Report on Form 10-K.

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

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at October 3, 2004. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis. At October 3, 2004, our outstanding debt, including Frontier Yarns, totaled $377.4 million, which consisted of fixed-rate debt of $250.0 million and variable-rate debt of $127.4 million. Based on our average outstanding borrowings under our variable-rate debt for the thirty-nine weeks ended October 3, 2004, a one-percentage point increase in interest rates would have negatively impacted our first nine months pre-tax earnings and cash flows by approximately $0.7 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at October 3, 2004 by approximately $3.9 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Euro, British pound sterling and Mexican peso. We enter into foreign currency forward contracts to manage the risk associated with doing business in certain foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At October 3, 2004, we had a $2.0 million liability associated with these foreign currency forward contracts. A five percent adverse change in the foreign currency spot rates would increase our foreign currency forward contract liability at October 3, 2004 by $4.5 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to petroleum prices, the economic climate or other unforeseen circumstances. We purchase yarn primarily from Frontier Yarns, Frontier Spinning, and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We did not have any outstanding commodity futures contracts at October 3, 2004.

FORWARD-LOOKING INFORMATION

With the exception of historical information, this Quarterly Report on Form 10-Q, including management’s discussion and analysis, contains certain forward-looking statements within the meaning of the federal securities laws. This includes statements concerning plans, objectives, projections and expectations relating to our operations or economic performance. Wherever possible, we have identified these forward-looking statements by terms and phrases such as “anticipate”, “believe”, “intend”, “estimate”, “expect”, “continue”, “could”, “may”, “plan”, “project”, “predict”, “will” and similar expressions. In addition, we may from time to time make oral or other written statements that are also forward-looking statements. All such forward-looking statements are based on assumptions that we believe are reasonable when made.

Such forward-looking statements are subject to risks and uncertainties that could cause our actual results and performance to differ materially from those expressed in, or implied by, such forward-looking statements, including, but not limited to, risks related to: (a) the seasonal nature of our business; (b) our overall acquisition strategy, including the acquisition of AAI and Huffy Sports and the ability to realize synergies from the combination of AAI, Huffy Sports and Spalding; (c) our ability to implement and achieve the goals of our Operational Improvement Program and our multi-year restructuring and reorganization plan; (d) dependence on third parties for production of yarn and the manufacture of certain of our products; (e) the effects of lawsuits; (f) significant competitive activity, including, but not limited to, pricing and the similarity of some of our products with those of our competitors; (g) our efficient utilization of production facilities; (h) raw material price volatility; (i) our ability to achieve sales growth through expanded or new business with new or existing customers; (j) the level of investment required in our capital projects, including our construction of a new textile facility in Honduras, and our ability to achieve expected cost savings and efficiencies from such capital expenditures; (k) the impact of economic conditions in the markets where we operate, such as changes in interest rates, currency exchange rates, inflation rates, political instability, and other external factors over which we have no control; (l) our management of inventory levels and working capital; (m) our debt structure, cash management and cash requirements; and (o) other risk factors listed from time to time in our SEC reports and announcements. The risks listed above are not exhaustive and other sections of this Quarterly Report on Form 10-Q may include additional factors that could adversely affect our business and financial performance. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15 of the Exchange Act. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures are effective.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit
Numbers	Description
(10a)	Retirement Agreement, dated July 26, 2004, between Russell Corporation and JT Taunton, Jr.[1]

(10b)	Employment Agreement, dated August 25, 2004, between Russell Corporation and Robert D. Koney, Jr.

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification

(31b)	Rule 13a-14(a)/15d-14(a) CFO Certification

(32)	Section 1350 Certifications

[1]	Portions of Retirement Agreement have been omitted pursuant to a request for confidential treatment filed with the SEC. The omitted material has been filed separately with the SEC.

(b) Reports on Form 8-K

On July 13, 2004, we filed a Form 8-K relating to the issuance of our press release setting forth a revised outlook of operating results for the fiscal 2004 second quarter.

On July 20, 2004, we filed a Form 8-K announcing our acquisition of the assets of Huffy Sports Company, a division of Huffy Corporation.

On July 29, 2004, we filed a Form 8-K relating to the issuance of our press release announcing our results of operations for the fiscal 2004 second quarter.

On September 14, 2004, we filed a Form 8-K relating to the appointment of Robert D. Koney, Jr., as Chief Financial Officer and describing the material terms of his employment agreement with Russell Corporation.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSSELL CORPORATION (Registrant)

Date: November 12, 2004	/s/ Robert D. Koney, Jr.

Robert D. Koney, Jr.
Senior Vice President, Chief
Financial Officer
(Principal Financial Officer)

Date: November 12, 2004	/s/ Larry E. Workman

Larry E. Workman
Controller
(Principal Accounting Officer)