Form 10-K
period 2005-01-01
RUSSELL CORP
filed 2005-03-17
CIK 85812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 1, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 0-1790

RUSSELL CORPORATION

(Exact name of registrant as specified in its charter)

Alabama	63-0180720
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3330 Cumberland Blvd, Suite 800
Atlanta, Georgia	30339
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (678) 742-8000

SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

Name of Each Exchange
Title of Each Class	on Which Registered
Common Stock, $.01 par value	New York Stock Exchange
Pacific Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☑ No ☐

The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of July 4, 2004, was approximately $574,000,000.

As of March 11, 2005, there were 32,819,331 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 27, 2005 (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

Russell Corporation (“Russell,” “we,” “our” or the “Company”) is a leading authentic athletic and sporting goods company with over a century of success. Headquartered in Atlanta, Georgia, we sell athletic uniforms, apparel, athletic footwear, sporting goods, athletic equipment, and accessories for a wide variety of sports, outdoor and fitness activities under well-known brands such as Russell Athletic®, JERZEES®, Spalding®, and Brooks®. Other brands include American Athletic®, Huffy Sports®, Mossy Oak®, Cross Creek®, Moving Comfort®, Bike®, Dudley®, Discus®,and Sherrin®.

Since incorporating in 1902, the “Russell” name has been associated with high quality apparel. In 1998, we initiated a restructuring and reorganization program with the objectives of (i) transitioning the Company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products; and (ii) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to further reduce costs, such as strategic outsourcing arrangements, transferring our sewing and assembly operations to offshore facilities, and utilizing increasingly efficient domestic facilities. We substantially completed our restructuring and reorganization program in 2001.

In addition to the initiatives of the restructuring and reorganization program in our apparel business, we began evaluating selective acquisition opportunities to further diversify our portfolio of brands and products. In 2000, we acquired the Mossy Oak® camouflage apparel business of Haas Outdoors, one of the premier camouflage brands in the world. In 2003, we completed two acquisitions that launched our participation in the sporting goods and athletic equipment markets. The acquisition of the Bike Athletic Company business introduced athletic supporters, knee and elbow pads, braces, and protective equipment into our product offering. Then, with the May 2003 acquisition of the brands, contracts and related assets of the sporting goods business of Spalding Sports Worldwide, Inc., we became a leading marketer of basketballs and other inflatable sporting goods products.

During 2004, we further expanded our sports equipment product mix with three strategic acquisitions. In June, we acquired the assets of American Athletic, Inc., a leading supplier of gymnastics equipment and basketball backboard and backboard systems, which provided a platform for the extension of our Spalding business. In July, we acquired the Huffy Sports business, further expanding our line of basketball backboards, backboard systems and accessories. American Athletic and Huffy Sports now operate as part of our Spalding business. Then, in December, we entered the athletic footwear business with the acquisition of Brooks Sports. The Brooks® brand is a leader in high performance athletic footwear and apparel (primarily for running) and is considered a pioneer in the technical athletic footwear and apparel industry.

Today, Russell is a major branded athletic and sporting goods company with a rich history of marketing athletic uniforms, apparel, athletic footwear, and equipment for a wide variety of sports and fitness activities. Its global position is built on well-known brands and quality products. Through Russell Athletic, the Company is a leading supplier of team uniforms in the U.S. Through Spalding, which now includes American Athletic and Huffy Sports, Russell is also the largest provider of basketball equipment in the world. This position was solidified by our recently signed eight-year agreement with the National Basketball Association (“NBA”) that allows us to continue our involvement with one of the fastest growing sports in the world.

We offer a diversified portfolio of brands and products across multiple distribution channels and our products are marketed and sold throughout North America and approximately 100 other countries. We market and distribute our products through mass merchandisers, sporting goods dealers, specialty running stores, department and sports specialty stores, college stores, on-line retailers, mail order houses, artwear distributors, screenprinters, embroiderers, and on a limited basis through owned retail stores. We sell our products primarily through a combination of salaried, Company-employed sales persons and commission agents. We operate in two segments: Domestic, which includes the United States and the international sales and licensing revenue from our Spalding business, and International Apparel. Domestic segment sales represented approximately 90% of our total 2004 net sales. The Domestic segment is further aligned by Athletic and Activewear. For fiscal 2004, these channels represented approximately 43% and 47%, respectively of our total net sales. For fiscal 2003, these channels represented approximately 41% and 51%, respectively of our total net sales, and for fiscal 2002, these channels represented approximately 34% and 58%, respectively of our total net sales. International Apparel segment sales represented approximately 10% of our total 2004 net sales.

For our apparel business, we produce or source products utilizing a combination of owned facilities primarily in the United States, Honduras and Mexico, as well as contractors and other suppliers around the world. Approximately 99% of our apparel sewing and assembly operations are conducted offshore for products sold by the Domestic segment (excluding socks). Our yarn spinning joint venture supplies the majority of our yarn requirements.

For our sporting goods and athletic equipment businesses, the products offered by Spalding, Brooks and Bike are generally sourced from third-party contractors outside the United States, primarily in Asia. American Athletic and Huffy Sports produce the majority of our basketball backboard and gymnastics equipment in Company-operated facilities. Steel and other raw materials used in this production are sourced from a variety of suppliers and countries.

Our dependence on third parties for manufacturing and raw materials production could subject us to difficulties in obtaining timely delivery of products and materials that meet our quality standards. We do not have long-term supply contracts for any of our raw materials other than yarn, but we believe there are readily available alternative sources of supply. However, if we are unable to secure or maintain our relationships with contractors or suppliers, or experience delays in obtaining alternative sources of supply, we could encounter difficulties in satisfying our customers’ requirements, which could result in our customers canceling orders, demanding reduced prices, refusing to accept orders, or reducing future orders, any of which could have a material adverse effect on our business, results of operations and financial condition.

In addition, the raw materials used to manufacture our products are subject to price volatility caused by weather, supply conditions, government regulations, economic climate, and other unpredictable factors. To reduce the risk caused by market fluctuations, we have in the past entered into futures contracts to hedge commodity prices, principally cotton, on portions of anticipated purchases. However, we do not currently hold any significant hedging positions and have no present intention to engage in further commodity hedging. The supply agreement with our yarn joint venture provides for pricing to be calculated on a conversion cost basis plus the actual cost of raw materials. We direct the timing and pricing of cotton purchases by the joint venture.

In October 2003, we announced an Operational Improvement Program (“OIP”) targeting $50 million in cost reductions to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. During 2004, we increased the targeted savings of that program to $60 million. That plan included improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (1) lower full-packaged sourcing costs; (2) increased efficiencies in existing manufacturing operations; (3) improved distribution costs; and (4) expanded production with lower cost contractors in Haiti.

Our results of operations are affected by numerous factors, including seasonal variations. Typically, demand for our apparel products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our apparel products, particularly for our fleece (sweatshirts and sweatpants) products. Demand in our basketball and basketball equipment business is typically higher in the second and fourth quarters, but is not as pronounced as the seasonality of our fleece business. We expect demand for our newest acquisition, Brooks, to be slightly higher in the first half of the year. Generally, we produce and store finished goods inventory, particularly fleece, to meet the expected demand for delivery in the upcoming season. If, after producing and storing inventory in anticipation of seasonal deliveries, demand is significantly less than expected, we may hold inventory for extended periods of time or sell excess inventory at reduced prices. Either scenario could adversely affect our results of operations. Reduced demand could also result in lower plant and equipment utilization, which would have a negative impact on our business. In addition, due to the time that may lapse between production and shipment of goods, prices may not immediately reflect changes in our cost of raw materials and other costs.

Some of our customers are material to our business and results of operations. For fiscal 2004, 2003 and 2002 respectively, Wal-Mart and its subsidiaries, our largest customer, represented approximately 19.3%, 21.2%, and 19.6% of our consolidated gross sales. Our percentage of gross sales to Wal-Mart and its subsidiaries may increase as we pursue opportunities for new business with Wal-Mart. Our top ten customers accounted for approximately 44% of our 2004 gross sales. We believe that consolidation in the retail industry, particularly in the sporting goods retail industry and the strength of our customers have given certain customers the ability to make greater demands and we expect this trend to continue. However, we also believe that this consolidation may afford us greater cost savings potential as a result of more advantageous economies of scale, as we have such a broad array of products and brands focused on the sporting goods market. If consolidation continues, our sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on a season by season basis, they generally purchase our products on an order-by-order basis and the relationship, as well as particular orders, can be terminated at any time. The loss of, or significant decrease in, business from any of our major customers could have a material adverse effect on our business, results of operations and financial condition.

Financial Information About Segments

Russell has two reportable segments: Domestic and International Apparel. The Domestic segment is further aligned by Athletic and Activewear. Athletic and Activewear have been aggregated into the Domestic reportable segment because these business lines are similar in economic characteristics, products, production processes, type of customer, distribution method and regulatory environment. The International Apparel segment primarily consists of sales of our core Russell Athletic® and JERZEES® apparel products outside the United States. For further discussion of the financial information on our segments, see Note 9 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

Domestic. Our Domestic segment is organized into two business groups: Athletic and Activewear. The Athletic group markets and sells apparel, footwear, sporting goods, and sports equipment products under the brand names Russell Athletic®, Brooks®, Bike®, Mossy Oak®, Moving Comfort®, Spalding®, American Athletic®, Huffy Sports®, and Dudley®. The Activewear Group is made up of JERZEES® products sold to a variety of retailers, predominately mass merchandisers, and certain JERZEES®, Cross Creek®, and Three Rivers® unprinted or “blank” products that are sold to artwear distributors and wholesalers. Typically, these customers then decorate the products or sell them to a third party, such as a screen printer or embroiderer, many of which we may also sell direct. The Activewear channel also includes fabrics that we sell to other apparel manufacturers, primarily for the manufacture of school and industrial uniforms.

International Apparel. The International Apparel segment is made up primarily of sales of our core Russell Athletic® and JERZEES® apparel products outside the United States. For fiscal 2004, this segment represented approximately 10%, or $122.8 million, of total net sales. The majority of our International Apparel segment business is sales of JERZEES® products to the artwear/careerwear channel in Europe. In Europe, we also market Russell Athletic® products, primarily through licensing arrangements. Russell Athletic® products are also sold in Japan, where JERZEES® and Discus® products are sold as well. Our International Apparel segment sales force and the independent agents dedicated to the international business are primarily based in the United Kingdom, continental Europe, Canada, Mexico, Japan, and Australia and are generally assigned by business line and by geographic territory.

Financial Information About Geographic Areas

See “Enterprise-wide Disclosures” from Note 9 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

Our foreign operations subject us to risks customarily associated with foreign operations. Our products are sold in more than 100 countries and we have facilities in numerous foreign countries, including Australia, Honduras, Mexico, and the United Kingdom, with the majority of our foreign sales being in Europe, Australia and Mexico. Net sales are collected in the local currency, exposing the Company to risks of change in social, political and economic conditions inherent in operating in foreign countries, including, but not limited to, the following: (i) currency fluctuations; (ii) import and export license requirements; (iii) trade restrictions; (iv) changes in tariffs and taxes; (v) restrictions on repatriating foreign profits back to the United States; (vi) foreign laws and regulations; (vii) difficulties in staffing and managing international operations; (viii) political unrest; and (ix) disruptions or delays in shipments.

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

Intellectual Property

We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Russell Athletic®, Jerzees®, Bike®, Cross Creek®, Moving Comfort®, Spalding®, Infusion®, Dudley®, American Athletic®, Huffy Sports®, and Brooks® and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. We also have a worldwide license to use certain registered Mossy Oak® trademarks. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products.

In December 2004, we entered into a new eight-year global partnership with the NBA, under which Spalding maintains its exclusive rights to produce and sell a complete line of NBA and team-identified basketballs (including the official game ball of the NBA). The Spalding® NBA Game Ball will continue to be the only basketball used during all NBA practices, exhibitions, games and international competitions, and Spalding will also continue to serve as the official ball of the WNBA and NBDL, the NBA’s developmental league. The agreements also provide for Spalding and Huffy Sports to have exclusive rights to produce and sell NBA branded backboards and certain accessories to the retail channel. The agreements require us to (i) pay certain licensing fees, including fixed minimum fees plus a percentage of net sales of products, (ii) expend certain minimum amounts on advertising and promotion of NBA products, and

(iii) provide a specified amount of product to the NBA and NBA teams free of charge. If we fail to comply with the material terms of the NBA agreements, including the obligation to pay licensing fees, the NBA may terminate the agreements.

Our Mossy Oak® license from Haas Outdoors is perpetual and permits us to use certain of the licensor’s trademarks, service marks, trade names, logos, and copyrights on apparel and accessories. This license is non-exclusive for certain products including accessories, gloves, headwear, footwear, bags, and products incorporating performance features such as special fabrics. The Mossy Oak® license also requires that we pay a licensing fee calculated as a percentage of net sales from our Mossy Oak® products, with certain minimum annual royalty payments through 2005. If we fail to comply with the material terms of the Mossy Oak® license, including the obligation to make royalty payments, Haas Outdoors may terminate the license.

We have three non-exclusive licenses with licensing agents that cover approximately 338 colleges and universities. One of those licenses expires on March 31, 2006 and another expires on March 31, 2007. The third license automatically renews for rolling one-year terms, but is subject to termination without cause at any time on 90 days notice. We also have approximately 43 licenses directly with colleges and universities that are generally for one to two year terms and require us to pay a licensing fee of a percentage of net sales.

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

Competition

Competition in the apparel, sports equipment and athletic footwear industries varies by product line and we expect competition to intensify in all of our businesses. While no single competitor dominates any channel in which we operate, some of our competitors are larger, more diversified and have greater financial and other resources than we do. We, and others in our industry, face competition on many fronts, including, without limitation: (i) quality of product; (ii) brand recognition; (iii) price; (iv) product differentiation; (v) advertising; and (vi) customer service. We also compete with companies outside the United States, many of which may have lower costs. Our ability to remain competitive in the areas of quality, price, marketing, product development, manufacturing, distribution, and order processing will, in large part, determine our future success. Our primary competitors in the Athletic group are Nike, Reebok, Adidas, Wilson, New Balance, ASICS, Champion, and Under Armour. Our primary competitors in the Activewear group are Hanes, Gildan, Fruit of the Loom, and various private label and house brands.

Employees

As of January 1, 2005, we employed approximately 14,400 persons. We have never had a strike or work stoppage and consider our relationship with our employees to be good.

Regulation

We are subject to federal, state and local laws and regulations affecting our business, including, but not limited to, those promulgated under the Occupational Safety and Health Act, the Consumer Product Safety Act, the Flammable Fabrics Act, the Textile Fiber Product Identification Act, and the rules and regulations of the Consumer Products Safety Commission and various environmental laws and regulations. We believe that we are in compliance with all applicable governmental regulations under these statutes. We also believe that we are in compliance with all current environmental requirements and we expect no material environmental expenditures in the foreseeable future to maintain such compliance.

Available Information

Our Internet address is www.russellcorp.com and our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the Investor Relations section of our website as soon as reasonably practicable after filing with the Securities and Exchange Commission.

Reincorporation in Delaware

Our shareholders approved a proposal to change the Company’s state of incorporation from Alabama to Delaware (the “reincorporation”) at the annual meeting of shareholders held on April 21, 2004. However, as previously disclosed, an entity holding approximately 10% of our outstanding shares delivered a written notice of dissent to the proposal in accordance with Alabama law. As a result, we have not yet proceeded with the reincorporation. On March 15, 2005, we entered into a Registration Rights Agreement with holders of an aggregate of 3,021,852 shares of the Company’s Common Stock, including members of the Russell family and affiliated entities. Pursuant to the Registration Rights Agreement, we granted the holders certain demand and piggyback registration rights, and the holders waived their dissenters’ rights to the reincorporation. The holders also agreed to refrain from certain actions affecting the Company for a period of 42 months and to vote or cause their shares to be voted in accordance with the recommendations of the Company’s management. As a result of the waiver of dissenters’ rights, the Company intends to effect the reincorporation shortly.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain statements that describe our beliefs concerning future business conditions, prospects, growth opportunities, and the outlook for the Company based upon currently available information. Wherever possible, we have identified these “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”)) by words such as “anticipates”, “believes”, “could”, “may”, “intends”, “estimates”, “expects”, “projects”, and similar phrases. We include such statements because we believe it is important to communicate our future expectations to our shareholders, and we therefore make such forward-looking statements in reliance upon the safe harbor provisions of the Act. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net sales, gross margin, expenses, or earnings or losses from operations. These forward-looking statements are based upon assumptions we believe are reasonable.

Such forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements, including, but not limited to: (a) changes in economic conditions such as changes in interest rates, currency exchange rates, commodity prices, and other external and political factors over which we have no control; (b) changes in weather and the seasonal nature of our business; (c) significant competitive activity, including, but not limited to, promotional and price competition; (d) changes in customer demand for our products and our ability to maintain customer relationships and grow our business; (e) risks associated with consolidation in the retail industry; (f) the ability to implement and achieve the goals of our Operational Improvement Program and other cost savings initiatives; (g) the collectibility of receivables from our customers; (h) our debt structure, cash management and cash requirements; (i) estimates and assumptions utilized in our accounting practices; (j) risks associated with our new Honduras textile operation; (k) our ability to efficiently utilize plants and equipment; (l) our mix of products sold; (m) effects of lawsuits and government regulations; (n) dependence on licenses from third parties, including, but not limited to, our agreements with the NBA; (o) price volatility of raw materials and the availability of alternative sources of supply; (p) reliance on a few customers for a portion of our sales; (q) dependence on third parties for the production of yarn and the manufacture of certain of our products; (r) our international operations; (s) protection of our intellectual property; (t) risks related to the Brooks, Huffy Sports and American Athletic acquisitions and our acquisition strategy; (u) our management of inventory levels and working capital; (v) our investments in capital expenditures; and (w) other risk factors listed from time to time in our SEC filings. The risks listed above are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect our business, financial condition, results of operations, and cash flows. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 2. PROPERTIES

Russell’s principal executive office is located in Atlanta, Georgia, with other offices located in Alexander City, Alabama, Ft. Payne, Alabama, Springfield, Massachusetts, Jefferson, Iowa, Sussex, Wisconsin, Bothell, Washington, and Chantilly, Virginia. We have manufacturing plants and distribution facilities for the Domestic segment in Alabama, Georgia, North Carolina, Iowa, Wisconsin, Washington, Mexico, and Honduras. We have secured most of our outstanding debt by a pledge of substantially all of our domestic assets, which included first mortgages on most of our real property in the United States, other than property held for sale, and encumbrances on manufacturing machinery held in the United States. We have no other material encumbrances on real property or manufacturing machinery.

We believe that all of our properties are well maintained and suitable for operation and are currently fully utilized for such purposes, excluding plants and equipment that are held for sale as a result of our OIP and our restructuring and reorganization program.

We utilize an aggregate of approximately 9,489,000 square feet of manufacturing, warehousing and office facilities, and have approximately 1,074,000 square feet that is either idle or held for sale. The following table summarizes the approximate areas of such facilities:

		International	Total
Primary Use	Domestic	Apparel	Square Feet
Apparel Manufacturing	4,117,000	—	4,117,000
Athletic Equipment Fabrication and Assembly	268,000	—	268,000
Warehousing and Shipping	4,209,000	307,000	4,516,000
Administrative and Sales Offices	346,000	29,000	375,000
Idle or held for sale	1,074,000	—	1,074,000
Other	213,000	—	213,000

All presently utilized facilities in the U.S. are owned, except certain regional sales offices, certain warehousing and shipping facilities, and the Company’s locations in Atlanta, Georgia, Springfield, Massachusetts, Sussex, Wisconsin, Bothell, Washington, and Chantilly, Virginia (see Note 8 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K).

ITEM 3. LEGAL PROCEEDINGS

We are a co-defendant in Locke, et al. v. Russell Corporation, et al. filed on January 13, 2000 in the Circuit Court of Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. However, ten families dropped out of the case and there are five remaining plaintiff families. In May 2002, the trial court entered summary judgment in our favor on all but one of the plaintiffs’ claims. The remaining claim involves a private right of action for public nuisance. We filed a summary judgment motion in October 2003, which was denied in March 2004. Trial of the Locke case has been set for September 2005. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). The trial court has entered summary judgment in our favor on all claims in that case, and the plaintiffs in the case have filed a motion to alter that determination, which remains pending. The allegations in the Locke and Gould cases are similar to those contained in a case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in our favor by a ruling of the Alabama Supreme Court in 2001. We plan to vigorously defend the Locke and Gould suits.

We are a party to various other lawsuits arising out of the normal conduct of our business. We do not believe that any of these matters, if adversely determined, would have a material adverse effect upon us.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted to a vote of security holders during the fourth quarter of the fiscal year covered by this report.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Russell’s securities are traded on the New York Stock Exchange (“NYSE”) and various other regional exchanges under the ticker symbol RML. As of March 11, 2005, we had approximately 9,000 holders of record of our common stock. The range of high and low prices of our common stock, year-end closing prices and the dividends per share declared during each calendar quarter of the last two years are presented below:

2004	Dividend	High	Low	Close
First	$0.04	$18.83	$17.13
Second	0.04	19.23	15.60
Third	0.04	19.20	16.42
Fourth	0.04	19.78	16.22

	$0.16			$19.48

2003	Dividend	High	Low	Close
First	$0.04	$17.89	$14.94
Second	0.04	21.15	17.25
Third	0.04	20.39	15.43
Fourth	0.04	18.72	15.60

	$0.16			$17.56

We are subject to certain restrictions on our ability to pay dividends under the terms of our $325 million Senior Secured Credit Facilities and our $250 million aggregate principal amount of 9.25% Senior Unsecured Notes due 2010. For a description of such restrictions, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

The following table summarizes our purchases of our common stock for the quarter ending January 1, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

				(d)
				Maximum Number
				(or Approximate
			(c)	Dollar Value) of
	(a)		Total Number of Shares	Shares (or Units)
	Total Number	(b)	(or Units)	that May Yet Be
	of Shares (or	Average Price	Purchased as Part of	Purchased Under
	Units)	Paid	Publicly Announced	the Plans or
Period	Purchased(1)	Per Share	Plans or Programs(2)	Programs
October 3, 2004 – November 6, 2004	659	$17.60	N/A	N/A
November 7, 2004 – December 4, 2004	167	$17.43	N/A	N/A
December 5, 2004 – January 1, 2005	1,902	$18.66	N/A	N/A

Total	2,728	$18.33	N/A	N/A

(1)	The issuer purchases during the period reflected in the table represent shares delivered to us by employees to pay withholding taxes due upon the exercise of employee stock options and the vesting of a restricted stock award.

(2)	In connection with the exercise and vesting of stock option and restricted stock awards, we from time to time accept delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options or the vesting of restricted stock awards. We do not otherwise have any plan or program to purchase our common stock.

Our Chief Executive Officer certified to the NYSE on May 20, 2004, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Highlights

(Dollars in thousands, except Common Stock Data Financial Statistics And Other Data)

	2004	2003	2002	2001	2000
Operations
Net sales(a)(b)	$1,298,252	$1,186,263	$1,164,328	$1,160,925	$1,226,328
Cost of goods sold(a)(b)(c)	934,372	842,127	825,763	894,018	885,476
SG&A(a)(b)	269,558	246,477	235,810	226,458	229,991
Other - net(a)(b)	(6,469)	4,018	(2,216)	94,718	45,383
Operating income(a)(b)(c)	100,791	93,641	104,971	(54,269)	65,478
Interest expense(a)(b)	30,843	29,663	30,246	32,324	32,401
Earnings of non-controlling interests(b)	2,021	—	—	—	—
Income (loss) before income taxes(a)(c)(d)	67,927	63,978	54,628	(86,593)	33,077
Income tax (benefit) provision(e)	19,991	20,939	20,322	(31,107)	18,562
Net income (loss) applicable to common shares(a)(c)(d)(e)	47,936	43,039	34,306	(55,486)	14,515
Financial Data
Depreciation and amortization(c)(b)	$48,022	$44,936	$45,061	$49,408	$54,645
Capital expenditures(c)(b)	35,494	38,641	28,343	48,975	59,457
Working capital(a)(b)(g)	457,814	403,485	383,402	400,441	471,414
Long-term debt(a)(b)	372,921	272,355	265,000	310,936	384,211
Stockholders’ equity	562,851	514,864	467,253	454,231	525,940
Capital employed	935,772	787,219	732,253	765,167	910,151
Total assets(a)(b)(g)	1,254,109	1,021,110	961,399	993,795	1,153,160
Common Stock Data
Net income (loss) assuming dilution(a)(c)(d)(e)	$1.46	$1.32	$1.06	$(1.74)	$0.44
Dividends	0.16	0.16	0.16	0.46	0.56
Book value	17.18	15.83	14.52	14.19	16.49
Price Range:
High	19.78	21.15	19.55	20.84	22.94
Low	15.60	14.94	13.14	11.02	12.13
Financial Statistics
Net sales divided by:
Receivables(a)(b)(f)(h)	7.0	7.3	7.4	6.4	6.3
Inventories(a)(b)(f)(h)	3.5	3.6	3.5	3.0	3.1
Capital employed(a)(b)(f)(h)	1.6	1.6	1.6	1.4	1.3
Interest coverage(a)(b)(c)	3.3	3.2	3.5	(1.7)	2.0
Income (loss) before income taxes as a percent of sales(a)(c)(d)(f)	5.2%	5.4%	4.7%	(7.5)%	2.7%
Net income (loss) as a percent of sales(a)(c)(d)(e)(f)	3.7%	3.6%	2.9%	(4.8)%	1.2%
Net income (loss) as a percent of stockholders’equity(a)(c)(d)(e)(f)	8.9%	8.8%	7.4%	(11.3)%	2.7%
Other Data
Net common shares outstanding (000s omitted)	32,765	32,523	32,186	32,008	31,896
Approximate number of common shareholders	9,000	9,000	9,000	8,800	8,000

a)	In 2004, we acquired the assets of American Athletic, Inc. (“AAI”) and Huffy Sports, along with the Brooks Sports business. In 2003, we acquired certain assets of Bike Athletic Company and Spalding Sports Worldwide, Inc. The results of operations for AAI, Huffy Sports, Brooks Sports, Bike and Spalding have been included in our consolidated financial statements since their respective acquisition dates. See Note 13 to the consolidated financial statements for more information on these acquisitions.

b)	On April 3, 2004, we began consolidating Frontier Yarns, LLC in accordance with Financial Interpretation No. 46, Consolidation of Variable Interest Entities. The consolidation of Frontier Yarns, LLC impacted our 2004 balance sheet and results of operations as follows (in thousands):

Increase
(decrease)
Net sales	$2,039
Cost of goods sold	(2,160)
SG&A	2,061
Other - net	(527)
Operating income	2,665
Interest expense	644
Earnings of non-controlling interest	2,021
Depreciation and amortization	2,159
Capital expenditures	41
Working capital	8,080
Long-term debt	7,838
Total assets	24,878

c)	Fiscal 2000, 2001 and 2003 include special charges related to certain restructuring plans of $65,011,000, $144,092,000 and $7,303,000 respectively. The after-tax impact of these charges on 2000, 2001 and 2003 earnings was ($1.46), ($2.88) and ($0.15) respectively, per diluted share. There were no significant special charges incurred in fiscal 2004 or 2002.

d)	Fiscal 2002 includes a charge of $20,097,000 ($12,621,000, net of tax) associated with the early retirement of long-term indebtedness as described in Note 2 to the consolidated financial statements. The after-tax impact of this charge on 2002 earnings was ($0.39) per diluted share.

e)	Fiscal 2004 and 2003 were favorably impacted by non-recurring tax effects. See Note 6 to the consolidated financial statements for more information on income taxes.

f)	Average of amounts at beginning and end of each fiscal year.

g)	Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation.

h)	Excludes impact from our acquisition of Brooks Sports since it was purchased at 2004 year end.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

Today, Russell Corporation is a major branded athletic and sporting goods company with a rich history of marketing athletic uniforms, apparel and equipment for a wide variety of sports and fitness activities. Its global position is built on well-known brands and quality products.

With established brands such as Russell Athletic®, JERZEES®, Spalding®, and Brooks®, we have products to meet the needs of everyone, from the serious athlete to the weekend warrior. Other brands include American Athletic®, Huffy Sports®, Mossy Oak®, Cross Creek®, Moving Comfort®, Bike®, Dudley®, Discus®, and Sherrin®.

Founded in 1902, Russell started on a small scale with a few pieces of equipment and a small building. As the company grew, it became a pioneer in the athletic team uniform business and one of the first companies to produce the most popular athletic product of all – the sweatshirt.

In 1998, major restructuring efforts began the transitioning of the company from a vertical manufacturing-driven company with the majority of its production in the U.S., to a customer and consumer-driven apparel company. Over the next three years, we moved away from ownership of certain textile operations (yarn spinning) while successfully shifting the majority of our apparel operations (sewing) to lower cost offshore facilities, primarily Mexico and Central America. In October 2003, we announced an Operational Improvement Program (“OIP”) targeting $50 million in cost reductions to offset anticipated selling price decreases, higher fiber costs and other cost increases for fiscal 2004. During 2004, we increased the targeted savings of that program to $60 million. That plan included improving operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas such as: (1) lower full-packaged sourcing costs; (2) increased efficiencies in textile (dyeing and finishing) operations; (3) improved distribution costs; and (4) expanded production with lower cost contractors in Haiti. As part of the OIP, we eliminated approximately 100 positions in 2003, primarily salaried and administrative office staff, and incurred asset impairment charges associated with the closings of two International sales offices and a previously idled domestic finished goods warehouse.

In addition to the OIP, we have a new textile plant for both t-shirt and fleece production under construction in Honduras. Once fully operational in 2006, the Merendon Plant is expected to generate approximately $15 million to $20 million in cost savings versus the costs at the time the project was initiated. Also, we eliminated approximately another 20 salaried and administrative office staff positions in 2004.

During 2003 and 2004, we made five strategic acquisitions to further advance our position in the sports equipment business. On February 6, 2003, we acquired the majority of the assets of Bike Athletic Company (“Bike”) which introduced athletic supporters, knee and elbow pads, braces, and protective equipment into our product offering. On May 16, 2003, we acquired assets of Spalding Sports Worldwide, Inc. (“Spalding”) making us a leading marketer of basketballs and softballs, also selling footballs, soccer balls, and volleyballs. On June 15, 2004, we acquired the net assets of American Athletic, Inc. (“AAI”), a leader in the gymnastics equipment business, but as important to us, provided Spalding a platform for extension into the basketball backboard and backboard systems business. On July 19, 2004, we acquired certain assets, and assumed certain liabilities, of Huffy Sports from Huffy Corporation, further expanding our basketball backboard, backboard systems and accessories business. AAI and Huffy Sports are now part of our Spalding operations.

On December 30, 2004, we entered the athletic footwear business with the acquisition of the Brooks Sports business (“Brooks”). Brooks is a pioneer in the technical footwear industry, and its technical apparel is highly valued in the world of serious runners. Our Moving Comfort® brand also holds a strong position in running and fitness with its performance apparel designed especially for women.

Typically, demand for our apparel products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our apparel products, particularly for our fleece (sweatshirts and sweatpants) products. Generally, we produce, source and store finished goods inventory, particularly fleece, to meet the expected demand for delivery in the upcoming season.

Demand for our basketball and basketball equipment business is typically higher in the second and fourth quarters, but its seasonal pattern is not as pronounced as the fleece business. Components and complete basketball systems may be sourced, with some assembly performed at our operations in the U.S. All of our inflatables (basketballs, footballs, volleyballs, soccer balls, etc.) are manufactured overseas. Likewise, we expect demand for our newest acquisition, Brooks, our athletic footwear and running equipment brand, to be slightly higher in the first half of each year. Brooks sources 100% of its production, primarily from various suppliers in China.

While product mix affects our overall gross profit, operating profit is similar among products and across our various brands and distribution channels. In cases where we manufacture products, plant utilization levels are important to our profitability because a substantial portion of our total production cost is fixed.

We operate our business in two segments: Domestic and International Apparel. The Domestic segment is further aligned by brands. The two brand groupings in the Domestic segment are Athletic and Activewear. The operating results of Bike, Spalding, AAI, Huffy Sports and Brooks have been included in our consolidated financial statements, as part of the Domestic segment, since their respective acquisition dates. The International Apparel segment generally distributes similar athletic, outdoor and activewear apparel products.

Critical Accounting Policies

The following discussion and analysis of our financial condition, results of operations, liquidity, and capital resources is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. Generally accepted accounting principles require that we make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to customer programs and incentives, product returns, bad debts, inventories, investments, intangible assets, long-lived assets, deferred income taxes, restructuring reserves, pension benefits, contingencies, and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe that some of our accounting policies involve a higher degree of judgment or complexity than our other accounting policies. We have identified the policies below that are critical to our business operations and the understanding of our results of operations. The impact of these policies on our business operations and their associated risks are discussed throughout “Management’s Discussion and Analysis of Financial Condition and Results of Operations” where such policies affect our reported and expected financial results. For a detailed discussion on the application of these and other accounting policies, see Note 1 to the consolidated financial statements.

Consolidation. The consolidated financial statements include the accounts of Russell Corporation, all of our majority-owned subsidiaries, and any variable interest entities in which we are deemed to be the primary beneficiary, after the elimination of intercompany accounts and transactions.

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies certain aspects of FIN 46. FIN 46-R addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46-R to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Under FIN 46-R, the party with an ownership, contractual or other financial interest that absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the residual returns, or both, is deemed to be the primary beneficiary, and is required to consolidate the variable interest entity’s assets, liabilities and non-controlling interests. We performed a review of all of our ownership and contractual interests in entities including Frontier Yarns. We have determined that Frontier Yarns meets the criteria for being a variable interest entity and that we are the primary beneficiary of the entity. In accordance with FIN 46-R, we began consolidating Frontier Yarns on April 4, 2004. At January 1, 2005, the consolidation of Frontier Yarns increased our total assets by $24.9 million, total liabilities by $10.8 million and non-controlling interests by $14.0 million. The consolidation of Frontier Yarns did not have a significant impact on our results of operations for 2004.

Revenue recognition. We recognize revenues, net of estimated sales returns, discounts and allowances, when goods are shipped, title has passed, the sales price is fixed, and collectibility is reasonably assured. Substantially all of our sales reflect FOB shipping point terms.

We record provisions for estimated sales returns and allowances on sales in the same period as the related sales are recorded. These estimates are based on historical sales returns, analyses of credit memo data, specific notification of pending returns, and other known factors. If the historical data we use to calculate these estimates do not properly reflect future returns, net sales could either be understated or overstated.

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

Inventories. Inventories are carried at the lower of cost or market, with cost for the majority of our inventories determined under the Last-In, First-Out (LIFO) method. We apply the lower of cost or market principle to LIFO inventories in the aggregate, rather than to individual stock keeping units (SKU’s), because it is not practical to establish the LIFO cost of an individual SKU. For the remainder of our inventory that is accounted for under the First-In, First-Out (FIFO) method, we write down individual SKU’s that become obsolete and unmarketable to their estimated net realizable value based upon, among other things, assumptions about future demand and market conditions. If actual market conditions are less favorable than we project, additional inventory write-downs may be required.

In 2002, our pre-tax income was unfavorably impacted by $6.0 million due to the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with current manufacturing costs. There was no significant impact on pre-tax income from the liquidation of LIFO inventory quantities in 2003 and 2004.

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when the taxes are expected to be paid. We record a valuation allowance to reduce deferred tax assets to the amount we believe is likely to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, we will make an adjustment to increase our valuation allowance for deferred tax assets and that adjustment will be charged to income in the period that we make the determination. Likewise, if we determine that we will be able to realize more of our deferred tax assets than we currently expect, we will adjust our deferred tax assets, which will have the effect of increasing net income in the period that we make the determination.

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

In 2004, we realized approximately $0.4 million of net gains on the disposal of three properties. In 2003, we recorded $2.0 million of impairment charges on certain assets, which is net of $1.1 million of realized gains on the disposal of five properties. At January 1, 2005, we have three idled properties along with equipment remaining to be sold, which are reflected in our consolidated balance sheet at approximately $2.0 million, representing our best estimate of ultimate selling prices less disposal costs. Although we do not anticipate further significant charges, the actual proceeds from the sales of these facilities and the actual costs to dispose of these assets may differ from our current estimates, which would require us to recognize a charge or credit to future earnings.

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

Pension Benefits. We account for defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, which requires us to recognize pension costs and liabilities based on actuarial evaluations. Inherent in these valuations are key assumptions including the discount rate at which the pension obligations could be effectively settled, the anticipated rate of future salary increases, and the assumed long-term rate of return on plan assets. In determining the discount rate, we consider current yields on high-quality fixed-income investments. The salary increase assumption is based upon historical experience and anticipated future management actions. The assumed long-term rate of return on plan assets is based upon the historical rate of return on the invested funds of the pension plan and projected future market returns. Periodic changes in these key assumptions could have a significant impact on the amount of recorded pension liabilities and on future pension benefit costs, although SFAS No. 87 permits the effects of the performance of the pension plan’s assets and changes in pension assumptions on our computation of pension expense to be amortized over future periods. For instance, given the continued decrease in interest rates, we plan to reduce the discount rate from 6.25% in 2004 to 5.90% in 2005. This assumption change, along with changes in the plan participants’ demographics and other factors, is expected to increase pension expense by approximately $2.0 million from fiscal 2004 to fiscal 2005.

Although our actual return on pension plan assets was positive in 2004, our after-tax minimum pension liability in stockholders’ equity increased $5.7 million to $24.3 million at January 1, 2005.

Stock Compensation. Awards under our incentive compensation plans (as more fully described in Note 7 to the consolidated financial statements) may include incentive stock awards, nonqualified stock options, reload stock options and restricted shares. On January 5, 2003, we adopted the prospective transition provisions of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, as amended by SFAS No. 148. SFAS No. 148 uses a fair value based method of accounting for employee stock awards using assumptions such as a risk-free interest rate, expected dividend yield, expected life of the stock award and the expected volatility of our stock price. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $5.2 million ($3.6 million after-tax) and $0.6 million ($0.4 million after-tax) in stock compensation in 2004 and 2003, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 7 to the consolidated financial statements for a comparison of reported results versus proforma results that assumes the fair value based method of SFAS No. 148 had been applied to all stock compensation awards granted.

Results of Operations

The following information is derived from our audited consolidated statements of income for our fiscal years ended January 1, 2005 (fiscal 2004 – a 52-week period), January 3, 2004 (fiscal 2003 – a 52-week period) and January 4, 2003 (fiscal 2002 – a 53-week period).

	52 Weeks		52 Weeks		53 Weeks
	Ended		Ended		Ended
Fiscal Year	2004		2003		2002
(Dollars in millions)
Net sales	$1,298.3	100.0%	$1,186.2	100.0%	$1,164.3	100.0%
Cost of goods sold	934.4	72.0%	842.1	71.0%	825.8	70.9%

Gross profit	363.9	28.0%	344.1	29.0%	338.5	29.1%
Selling, general and administrative expenses	269.6	20.8%	246.5	20.8%	235.8	20.3%
Other-net	(6.5)	(0.6)%	4.0	0.3%	(2.2)	(0.2)%

Operating income	100.8	7.8%	93.6	7.9%	104.9	9.0%
Interest expense, net	30.9	2.4%	29.7	2.5%	30.2	2.6%
Earnings of non-controlling interests	2.0	0.2%	—	—%	—	—%
Debt retirement charge	—	—%	—	—%	20.1	1.7%

Income before income taxes	67.9	5.2%	63.9	5.4%	54.6	4.7%
Provision for income taxes	20.0	1.5%	20.9	1.8%	20.3	1.7%

Net income	$47.9	3.7%	$43.0	3.6%	$34.3	3.0%

2004 vs. 2003

Net Sales. In fiscal 2004 (a 52-week period), our net sales increased $112.1 million, or 9.4%, to $1.298 billion versus $1.186 billion in fiscal 2003 (a 52-week period).

The following table is a breakdown of net sales (in thousands):

	52 Weeks	52 Weeks
	Ended	Ended
	1/1/05	1/3/04
Domestic Segment brand groupings:
Athletic	$563,163	$481,565
Activewear	612,264	603,279

	1,175,427	1,084,844
International Apparel Segment	122,825	101,419

Consolidated total	$1,298,252	$1,186,263

Net sales from our 2004 acquisitions (AAI and Huffy) along with incremental 2004 net sales from our 2003 acquisitions (Spalding and Bike) were $77.4 million. As Brooks Sports was acquired effective December 30, 2004, there are no sales included in our 2004 results of operations. Excluding the increase in 2004 due to acquisitions, net sales increased 2.9% to $1.221 billion in 2004 versus $1.186 billion in 2003.

For the 2004 fiscal year, net sales in our Domestic segment totaled $1.175 billion, an increase of $90.6 million, or 8.4%, from net sales of $1.085 billion in fiscal 2003. Net sales from our 2004 acquisitions (AAI and Huffy) along with incremental 2004 net sales from our 2003 acquisitions (Spalding and Bike) contributed $71.6 million to the Domestic segment. Excluding the increase in 2004 due to acquisitions, net sales in our Domestic segment increased 1.7% to $1.104 billion in 2004 versus $1.085 billion in 2003.

For the 2004 fiscal year in our Domestic segment:

•	Net sales in our Athletic business increased $81.6 million, or 16.9%, to $563.2 million. The increase in net sales was primarily driven by our 2004 acquisitions of AAI and Huffy Sports along with incremental 2004 net sales from our 2003 acquisitions of Spalding and Bike. Excluding the increase in 2004 due to acquisitions, Athletic sales increased 2.1% to $491.5 million in 2004. This increase is primarily related to a shift in product mix as increased sales in higher priced apparel more than offset a 2.4% overall decline in apparel units shipped versus the prior year.

•	Net sales in our Activewear business were $612.3 million, an increase of $9.0 million, from fiscal 2003. This increase was principally driven by volume increases despite lower sales of our JERZEES® activewear in the mass channel of certain spring items during the first half, and lower sales to distributors in the second half versus 2003. Overall, dozens of Activewear products shipped were up 8.3% versus 2003. The favorable impact from the increase in volume year over year was substantially offset by continued price reductions in the distributor market.

In fiscal 2004, net sales for our International Apparel segment were $122.8 million, an increase of 21.1%, or $21.4 million over fiscal 2003. Net sales in 2004 include incremental net sales from our 2003 acquisitions of approximately $5.7 million. Excluding the increase in 2004 due to acquisitions, net sales in the International Apparel segment increased 15.5% to $117.1 million in 2004. This 15.5% sales increase is due to a 3.2% increase in apparel products shipped (primarily in Europe), increased licensing revenue in Japan and favorable changes in foreign currency exchange rates. These favorable items were partially offset by lower pricing.

Gross Profit. Our gross profit was $363.9 million, or 28.0% of net sales, for fiscal 2004 versus a gross profit of $344.1 million, or 29.0% of net sales, in the prior year. During fiscal 2004, our gross profit percent was positively impacted by our acquisitions of Spalding and AAI and our ongoing cost savings initiatives. The benefits we realized in 2004 from the factors above were more than offset by: (1) pricing reductions, primarily in the distributor market; (2) additional costs for new product features; (3) higher pension and medical insurance costs; (4) higher raw material costs for cotton and polyester; and (5) the dilutive effect of Huffy Sports, which was acquired in 2004.

Selling, General and Administrative (“SG&A”). For fiscal 2004, our SG&A expenses were $269.6 million, or 20.8% of net sales, versus $246.5 million, also 20.8% of net sales, in the prior year. SG&A expenses increased primarily due to our acquisitions of Spalding, AAI and Huffy. In addition, we incurred approximately $5.2 million in stock compensation expense in 2004 versus $0.6 million in 2003 primarily related to the 2004 grants of performance and restricted share awards under our Executive Incentive Plan. During fiscal 2004, we incurred $0.8 million of charges primarily related to the reduction in our salaried and administrative office staff as part of a reorganization of our Domestic segment sales and marketing organization. Other reasons for the increase in SG&A expense include incremental expenses to comply with the Sarbanes-Oxley Act of 2002 of approximately $1.4 million, higher marketing expenses of $2.1 million, and $2.1 million of additional SG&A expense from the consolidation of Frontier Yarns. These increases were partially offset by lower general and administrative costs primarily in our Activewear business as cost reductions associated with the OIP took effect.

Other-Net. Other-net was income of $6.5 million in fiscal 2004 versus expense of $4.0 million in fiscal 2003. Other income during fiscal 2004 was primarily attributable to a $4.4 million gain on the sale of our minority interest in Marmot Mountain, Ltd. and the favorable impact from foreign currency transactions in 2004 versus 2003. The 2003 fiscal year was negatively impacted by asset impairment and other charges of approximately $2.7 million on assets held for sale, otherwise, other-net was an expense of $1.3 million in fiscal 2003.

Operating Income. Our consolidated operating income for fiscal 2004 was $100.8 million, or 7.8% of net sales, versus $93.6 million, or 7.9% of net sales, in fiscal 2003. This year-over-year increase in operating income was primarily attributable to higher sales volumes, cost savings associated with our announced OIP, and the sale of our minority interest in Marmot Mountain, Ltd. These factors were partially offset by higher raw material costs for cotton and polyester, and the other factors described above in both the Gross Profit and the SG&A sections of this report.

In fiscal 2004, our Domestic segment operating income was $112.9 million, or 9.6% of the segment’s net sales, versus $112.6 million, or 10.4% of the segment’s net sales, in fiscal 2003. The increase of $0.3 million in operating income for the segment was primarily attributable to higher sales volumes and ongoing cost savings initiatives, partially offset by higher raw material costs for cotton and polyester, and the other factors described above, including the impact of the lower operating margins associated with the Huffy Sports business.

In fiscal 2004, our International Apparel segment operating income was a profit of $5.5 million versus $0.5 million in fiscal 2003. The increase of $5.0 million in operating income for the segment primarily reflects sales growth in Europe of higher margin products.

Income Taxes. Our effective tax rate for 2004 of 29.4% decreased 3.3 percentage points from 32.7% in fiscal 2003. This decrease was mainly due to a benefit resulting from the closure of federal tax audits for 2002 and prior years along with the effects of our foreign operations. For information concerning income tax provisions, as well as information regarding other differences between our effective tax rates and applicable statutory tax rates, see Note 6 to the consolidated financial statements.

2003 vs. 2002

Net Sales. In fiscal 2003 (a 52-week period), our net sales increased $21.9 million, or 1.9%, to $1.186 billion versus $1.164 billion in fiscal 2002 (a 53-week period).

The following table is a breakdown of net sales (in thousands):

	52 Weeks	53 Weeks
	Ended	Ended
	1/3/04	1/4/03
Domestic Segment brand groupings:
Athletic	$481,565	$400,360
Activewear	603,279	675,966

	1,084,844	1,076,326
International Apparel Segment	101,419	88,002

Consolidated total	$1,186,263	$1,164,328

Net sales from our 2003 acquisitions (Spalding and Bike) along with incremental 2003 net sales from our 2002 acquisition of Moving Comfort were $75.0 million. Excluding the increase in 2003 due to acquisitions, net sales decreased 4.6% to $1.111 billion in 2003 versus $1.164 billion in 2002.

For the 2003 fiscal year, net sales in our Domestic segment totaled $1.085 billion, an increase of $8.5 million, or 0.8%, from net sales of $1.076 billion in fiscal 2002. Net sales from our 2003 acquisitions (Spalding and Bike) along with incremental 2003 net sales from our 2002 acquisition of Moving Comfort were $75.0 million. Excluding the increase in 2003 due to acquisitions, net sales in our Domestic segment decreased 6.2% to $1.010 billion in 2003 versus $1.076 billion in 2002.

For the 2003 fiscal year in our Domestic segment:

•	Net sales in our Athletic Group increased $81.2 million, or 20.3%, to $481.6 million. The increase in net sales was primarily driven by our 2003 acquisitions of Spalding and Bike along with incremental sales from our 2002 acquisition of Moving Comfort. Excluding the increase in 2003 due to acquisitions, net sales in our Athletic business were up $6.2 million, or 1.6%, in fiscal 2003 versus the prior year. This increase is primarily related to the 3.5% increase in apparel units shipped versus the prior year.

•	Net sales in our Activewear Group were down 10.8% to $603.3 million versus fiscal 2002. The greatest reduction in sales was experienced in the Artwear market, the result of industry-wide lower prices coupled with a shift in sales mix toward lower-priced promotional products. Sales of our JERZEES® activewear products in the mass retail channel increased slightly despite a $26 million reduction in sales of our JERZEES® activewear products to Kmart and lower sock sales into the mass channel, the result of an overall reduction of sock inventories at retail.

In fiscal 2003, net sales for our International Apparel segment were $101.4 million, an increase of 15.2%, or $13.4 million, and total dozens shipped increased 1.8% over fiscal 2002. The increase in net sales and dozens shipped for the segment primarily reflects the favorable changes in foreign currency exchange rates and sales growth in markets such as Europe and Canada.

Gross Profit. Our gross profit was $344.1 million, or 29.0% of net sales, for fiscal 2003 versus a gross profit of $338.5 million, or 29.1% of net sales, in the prior year. During fiscal 2003, our gross profit was positively impacted by: (1) the acquisitions of Spalding, Bike and Moving Comfort; (2) our ongoing cost savings initiatives; and (3) lower 2003 inventory reserves for our Russell Athletic distribution center.

The benefits we realized in 2003 from the factors above were offset by: (1) pricing pressures and lower volumes, primarily in the distributor market of the Artwear channel; (2) additional costs for new product features; (3) higher pension and medical insurance costs; and (4) higher raw material costs for cotton and polyester.

Selling, General and Administrative (“SG&A”). For fiscal 2003, our SG&A expenses were $246.5 million, or 20.8% of net sales, versus $235.8 million, or 20.3% of net sales, in the prior year. During fiscal 2003, we incurred $4.6 million of special charges primarily related to the reduction in our salaried and administrative office staff as part of our OIP. Excluding these charges, our SG&A expenses for fiscal 2003 would have been $241.9 million, or 20.4% of net sales. On a comparative basis, excluding the charge of $5.0 million related to our pre-petition receivables from Kmart, our SG&A expenses for fiscal 2002 would have been $230.8 million, or 19.8% of net sales.

Excluding the charges in both years, the increase in SG&A expenses in fiscal 2003 compared to fiscal 2002 was mainly the result of incremental expenses from our acquisitions (Spalding, Bike and Moving Comfort) and higher marketing expenses of $15.4 million. In addition, we incurred approximately $0.6 million in stock compensation expense related to our adoption of SFAS No. 123 during fiscal 2003. These increases were partially offset by lower general and administrative costs mainly in our Artwear business.

Other-Net. Other-net was expense of $4.0 million in fiscal 2003 versus income of $2.2 million in fiscal 2002. Excluding the $2.7 million impact of the 2003 special charges, other-net was an expense of $1.3 million in fiscal 2003. Other income during fiscal 2002 was primarily attributable to gains of $2.5 million on the sale of non-core assets.

Operating Income. Our consolidated operating income for fiscal 2003 was $93.6 million, or 7.9% of net sales, versus $104.9 million, or 9.0% of net sales, in fiscal 2002. Excluding $7.3 million of special charges in the 2003-third and fourth quarters, our operating income for fiscal 2003 would have been $100.9 million, or 8.5% of net sales. On a comparative basis, excluding the charge of $5.0 million in the 2002-third quarter related to our pre-petition receivables from Kmart and the $2.5 million gain associated with the sale of non-core assets, our operating income would have been $107.4 million, or 9.2% of net sales, in fiscal 2002. This year-over-year decrease in operating income was primarily attributable to lower sales and volumes in the Artwear channel, higher raw material costs for cotton and polyester, and the other factors described above in both the Gross Profit and the SG&A sections of this report.

In fiscal 2003, our Domestic segment operating income was $112.8 million, or 10.4% of the segment’s net sales, versus $124.0 million, or 11.5% of the segment’s net sales, in fiscal 2002. Excluding the $5.0 million charge related to our pre-petition receivables from Kmart and the $2.5 million gain associated with the sale of non-core assets, the Domestic segment operating income for 2002 would have been $126.5 million, or 11.8% of the segment’s net sales. The decrease of $13.7 million in operating income for the segment was primarily attributable to lower sales in our Artwear channel, higher raw material costs for cotton and polyester, and the other factors described above in the Gross Profit and SG&A sections of this report.

In fiscal 2003, our International Apparel segment operating income was a profit of $0.5 million versus a loss of $0.8 million in fiscal 2002. The increase of $1.3 million in operating income for the segment primarily reflects favorable changes in foreign currency exchange rates and sales growth in markets such as Europe and Canada.

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

Liquidity and Capital Resources

Our total debt to capitalization ratio of 41.4% at January 1, 2005, increased 6.1 percentage points versus 35.3% at January 3, 2004. Our debt outstanding at January 1, 2005 was $116.6 million higher than our debt outstanding on January 3, 2004. The increase in our debt was primarily due to $158.4 million of investments in acquisitions and $13.9 million in debt from the consolidation of Frontier Yarns partially offset by cash generated from operating activities and proceeds from the sale of non-core assets.

Cash From Operating Activities. Our operations generated approximately $81.3 million of cash during 2004, versus $58.0 million during the same period in 2003. The increase in inventory from January 3, 2004 to January 1, 2005 was more than the increase in inventory from January 4, 2003 to January 3, 2004 due to the consolidation of Frontier Yarns and our acquisitions. Excluding the impact from acquisitions and Frontier Yarns, inventory levels at January 1, 2005 are 6.8% higher than the prior year.

The increase in accounts receivable from January 3, 2004 to January 1, 2005 was less than the increase in accounts receivable from January 4, 2003 to January 3, 2004 primarily due to lower than normal accounts receivable levels at December 2002 and our working capital management.

The increase in accounts payable and accrued expenses was primarily due to lower 2003 employee performance awards paid out in 2004 versus the 2004 employees performance awards to be paid out in 2005.

We made $10.4 million in contributions to our qualified pension plans in 2004 versus $7.3 million in contributions in 2003.

Cash From Investing Activities. Net cash used in investing activities was $178.4 million in 2004 versus $109.9 million in the prior year. Our investing activities in 2004 have consisted primarily of capital expenditures of $35.5 million and acquisitions of $158.4 million (Brooks Sports, AAI and Huffy Sports) less $13.7 million of proceeds from the sale of non-core assets. In 2003, our investing activities primarily consisted of capital expenditures of $38.6 million and acquisitions of $86.7 million (Bike and Spalding) less $14.8 million of proceeds from the sale of non-core assets.

For fiscal 2005, we are forecasting capital expenditures to be in the range of $55 million to $60 million. The majority of planned fiscal 2005 capital expenditures are to further enhance our manufacturing and distribution capabilities, including construction of the new textile facility in Honduras, and to improve our information systems capabilities to support our business initiatives.

Cash From Financing Activities. We paid $5.2 million, $5.2 million and $5.1 million in dividends ($0.16 per share) in 2004, 2003 and 2002, respectively. We review our dividend policy from time to time and based upon current projected earnings and cash flow requirements, we anticipate continuing to pay a quarterly dividend for the foreseeable future.

On January 1, 2005, our debt facilities and outstanding debt obligations included:

•	$310 million in Senior Secured Credit Facilities (the “Facilities”). The Facilities include a $300 million Senior Secured Revolving Credit Facility (the “Revolver”) due April 2007, of which $110.1 million was outstanding, and $10 million outstanding under our Senior Secured Term Loan (the “Term Loan”), due ratably through December 2006; and

•	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010.

•	$27.9 million of other outstanding borrowings, of which $14.0 million related to our line of credit used in the International Apparel segment and $13.9 million primarily related to a line of credit and capital leases held by Frontier Yarns for machinery and equipment used in operations.

On April 18, 2002, we completed a refinancing of our debt structure. We used the net proceeds of the Senior Notes offering (together with $132.4 million of initial borrowings under the Facilities) to repay the outstanding balances, accrued interest, prepayment penalties and expenses under our previous revolving credit facility and long-term notes, and to pay issuance costs. During the second quarter 2002, we incurred a $20.1 million ($12.6 million after-tax) charge associated with the early retirement of debt. The charge consisted of $15.0 million related to prepayment penalties, fees and expenses associated with the early termination of our previous notes payable and the write-off of $5.1 million of unamortized loan costs associated with the extinguished debt.

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

The Facilities require us to achieve a fixed charge coverage ratio of 1.25 to 1.0. We also must maintain a maximum leverage ratio of 3.5 to 1.0. We were in compliance with these covenants at the end of fiscal year 2004, and we expect to remain in compliance with them in the foreseeable future.

Under the Facilities, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. For the majority of fiscal 2004, variable interest on the Revolver was either LIBOR plus 2.00% (4.52% at January 1, 2005), or Base Rate plus 0.50% (5.75% at January 1, 2005), and on the Term Loan was either LIBOR plus 2.50% (5.02% at January 1, 2005), or Base Rate plus 1.00% (6.25% at January 1, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%. For the first quarter of 2005, variable interest on the Revolver will be either LIBOR plus 1.75% or Base Rate plus 0.25% and on the Term Loan will be either LIBOR plus 2.25% or Base Rate plus .75% with an annual commitment fee on the unused portion of the Facilities of 0.375%.

For the majority of fiscal 2003, variable interest on the Revolver was either LIBOR plus 1.75% (2.84% at January 3, 2004), or Base Rate plus 0.25% (4.25% at January 3, 2004), and on the Term Loan was either LIBOR plus 2.25% (3.34% at January 3, 2004), or Base Rate plus 0.75% (4.75% at January 3, 2004), with an annual commitment fee on the unused portion of the Facilities of 0.375%.

If we violate the loan covenants and are unable to obtain waivers from our lenders, our debt under these agreements would be in default and could be accelerated by our lenders. If our indebtedness is accelerated, we may not be able to repay or refinance it. Even if we are able to obtain new financing, it may not be on commercially reasonable terms, or terms that are acceptable to us. Cross default provisions exist in the indenture governing our Senior Notes whereby a default on our Senior Notes would occur if we default on any covenant of any other debt agreement (which has an outstanding balance in excess of $25 million) and such default causes an acceleration of the maturity date of the other indebtedness. Also, under cross default provisions in our Facilities, a default would occur if we default on any covenant of any other debt agreement (which has an outstanding balance in excess of $5 million) and such default causes an acceleration of the maturity date of the other indebtedness.

Pension Funding Considerations. Our actual return on plan assets has significantly improved from a 7.1% loss in 2002 to a positive return of 21.0% in 2003 and 11.3% in 2004; however, we still have an after-tax minimum pension liability of approximately $24.3 million at January 1, 2005. In fiscal 2003 and 2004, we contributed $7.3 million and $10.4 million, respectively, to our qualified pension plans. Although we are required to make a contribution of only $0.3 million to our qualified pension plans in 2005, we are currently projecting aggregate contributions of $45 million to $50 million over the next five years, out of which we expect to contribute approximately $4 million in 2005.

Adequacy of Borrowing Capacity. Availability under our Revolver is subject to a borrowing base limitation that is determined based on eligible accounts receivable and inventory. As of January 1, 2005, we had $110.1 million in outstanding borrowings under the Revolver and approximately $143.4 million of availability remaining. Excluding Frontier Yarns, we also had $22.6 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business; satisfy our working capital, capital expenditure and pension funding requirements; and meet our foreseeable liquidity requirements, including debt service on our Senior Notes and the Facilities until the maturity of our Facilities in 2007.

Contingencies. For information concerning our ongoing litigation, see Note 8 to the consolidated financial statements.

Commitments. The following table summarizes information about our contractual cash obligations, including those of Frontier Yarns, as of January 1, 2005 (in millions):

					Unconditional
	Short-term	Long-term	Capital Lease	Operating	purchase
Fiscal Years	Debt	Debt	Obligations	Leases	obligations(1)	Total(1)
2005	$18.2	$5.8	$1.5	$11.9	$83.0	$120.4
2006	—	5.9	1.5	9.4	17.0	33.8
2007	—	111.0	1.5	7.2	15.6	135.3
2008	—	1.0	1.5	5.5	16.5	24.5
2009	—	0.6	0.6	4.1	17.6	22.9
Thereafter		250.0	—	3.0	60.8	313.8

	$18.2	$374.3	$6.6	$41.1	$210.5	$650.7

(1)	Includes guaranteed minimums for utilities and for royalties associated with various sports and league licenses. Obligations under advertising contractual arrangements, cotton purchase obligations and capital expenditure commitments are also included.

Other commercial commitments at January 1, 2005 include outstanding letters of credit of approximately $12.8 million for the purchase of inventories, $2.3 million for the guarantee of debt of a non-affiliated foreign contractor, $6.8 million related to workers’ compensation self-insured programs and customs bonds, and $2.3 million related to utility bonds and other matters. All outstanding letters of credit are set to expire in 2005.

Outlook

Russell expects sales for fiscal 2005 to increase approximately 15% to 17%, to approximately $1.50 billion to $1.52 billion. We expect earnings per share, on a fully diluted basis, to be in the $1.55 to $1.65 range for 2005.

The expected increase in sales in 2005 assumes the full year of sales of our three strategic acquisitions (AAI, Huffy Sports and Brooks) made in 2004 along with growth in Activewear and continued solid performance from our base Athletic business despite the loss of the Major League Baseball licensed apparel business, which represented approximately 1.4% of the Company’s 2004 net sales.

The expected increase in diluted earnings per share in 2005 assumes Brooks will be accretive by at least $.05 to $.07 per diluted share and Huffy Sports will break-even or be slightly accretive. In addition, we expect Activewear to have strong earnings growth primarily due to sales growth and lower costs in 2005. Our new Honduras textile operation is expected to be slightly dilutive in the first half of the year but start generating a return in the second half of 2005.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at January 1, 2005. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of changes in interest rates, exchange rates or commodity prices.

Interest Rate and Debt Sensitivity Analysis. At January 1, 2005, our outstanding debt totaled $398.0 million, which consisted of fixed-rate debt of $259.8 million and variable-rate debt of $138.2 million. Based on our 2004 average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings and cash flows by approximately $0.9 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at January 1, 2005, by approximately $3.3 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the euro and British pound sterling and to a lesser extent, the Australian dollar and Japanese yen. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. A five-percentage point adverse change in the foreign currency spot rates would decrease the fair market value of our foreign currency forward contracts held at January 1, 2005, by $4.4 million. Changes in the fair value of our foreign currency forward contracts will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. We are purchasing yarn from Frontier Yarns, Frontier Spinning and other third parties, and our yarn pricing will continue to be directly impacted by the price of cotton. We did not have any outstanding cotton futures contracts at January 1, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Consolidated Balance Sheets
January 1, 2005 and January 3, 2004
(In thousands, except share data)

	2004	2003
ASSETS
Current assets:
Cash	$29,816	$20,116
Trade accounts receivable, less allowances of $17,984 in 2004 and $10,284 in 2003	212,063	175,514
Inventories	411,701	346,946
Prepaid expenses and other current assets	17,737	15,938
Income tax receivable	6,101	14,585

Total current assets	677,418	573,099

Property, plant and equipment, net	322,890	303,234
Other assets:
Goodwill, net	94,710	37,939
Trademarks, net	93,130	41,764
Other	65,961	65,074

	253,801	144,777

	$1,254,109	$1,021,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$94,642	$78,368
Accrued salaries and fringes	33,306	30,489
Accrued expenses	62,474	46,504
Deferred income taxes	4,054	5,165
Short-term debt	18,190	4,088
Current maturities of long-term debt	6,938	5,000

Total current liabilities	219,604	169,614

Long-term debt, less current maturities	372,921	272,355

Deferred liabilities:
Income taxes	20,286	6,609
Pension and other	64,351	57,668

	84,637	64,277

Non-controlling interests	14,096	—

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares; issued 41,419,958 shares	414	414
Paid-in capital	40,716	38,625
Retained earnings	755,799	713,310
Treasury stock (2004 – 8,654,614 shares and 2003 – 8,897,075 shares)	(201,171)	(208,038)
Accumulated other comprehensive loss	(32,907)	(29,447)

	562,851	514,864

	$1,254,109	$1,021,110

See notes to consolidated financial statements.

Consolidated Statements of Income
Years ended January 1, 2005, January 3, 2004 and January 4, 2003
(In thousands, except share and per share data)

	2004	2003	2002
Net sales	$1,298,252	$1,186,263	$1,164,328
Cost of goods sold	934,372	842,127	825,763

Gross profit	363,880	344,136	338,565
Selling, general and administrative expenses	269,558	246,477	235,810
Other - net	(6,469)	4,018	(2,216)

Operating income	100,791	93,641	104,971
Interest expense, net	30,843	29,663	30,246
Earnings of non-controlling interests	2,021	—	—
Debt retirement charge – Note 2		—	20,097

Income before income taxes	67,927	63,978	54,628
Provision for income taxes	19,991	20,939	20,322

Net income	$47,936	$43,039	$34,306

Net income per common share:
Basic	$1.47	$1.33	$1.07
Diluted	$1.46	$1.32	$1.06

Weighted-average common shares outstanding:
Basic	32,668,376	32,376,617	32,127,579
Diluted	32,897,559	32,726,472	32,269,813

See notes to consolidated financial statements.

Consolidated Statements of Cash Flows
Years ended January 1, 2005, January 3, 2004 and January 4, 2003
(In thousands)

	2004	2003	2002
OPERATING ACTIVITIES
Net income	$47,936	$43,039	$34,306
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	46,627	44,177	44,775
Amortization	1,395	759	286
Earnings of non-controlling interests	2,021	—	—
Debt retirement charge	—	—	20,097
Other	1,453	6,963	8,684
Changes in operating assets and liabilities:
Trade accounts receivable	(8,664)	(17,600)	12,230
Inventories	(26,194)	(19,989)	56,407
Prepaid expenses and other current assets	1,164	(8,243)	2,110
Other assets	7,037	(6,478)	2,254
Accounts payable and accrued expenses	6,378	1,406	18,871
Income taxes	8,137	3,305	7,414
Pension and other deferred liabilities	(6,001)	10,617	(4,043)

Net cash provided by operating activities	81,289	57,956	203,391
INVESTING ACTIVITIES
Purchases of property, plant and equipment	(35,494)	(38,641)	(28,343)
Cash paid for acquisitions, joint ventures and other	(158,370)	(86,691)	(4,670)
Proceeds from the sale of property, plant and equipment and other assets	13,697	14,765	9,450
Other	1,769	678	750

Net cash used in investing activities	(178,398)	(109,889)	(22,813)
FINANCING ACTIVITIES
Borrowings (payments) on credit facility – net	91,307	7,355	(74,800)
Borrowings (payments) on short-term debt	9,692	(3,582)	458
Payments on notes payable, including prepayments	—	—	(270,371)
Proceeds from issuance of Senior Notes	—	—	250,000
Debt issuance and amendment costs paid	—	(468)	(18,910)
Dividends on common stock	(5,216)	(5,177)	(5,137)
Treasury stock re-issued	3,839	5,644	2,574
Cost of common stock for treasury	(80)	(1,457)	(30)

Net cash provided by (used in) financing activities	99,542	2,315	(116,216)
Effect of exchange rate changes on cash	(592)	1,115	(1,625)

Net (decrease) increase in cash	1,841	(48,503)	62,737
Increase in cash from consolidating Frontier Yarns, LLC	7,859	—	—
Cash balance at beginning of year	20,116	68,619	5,882

Cash balance at end of year	$29,816	$20,116	$68,619

Supplemental disclosure of cash flow information:
Interest paid	$28,168	$27,124	$28,054
Income taxes paid, net of refunds	13,814	16,983	6,547

See notes to consolidated financial statements.

Consolidated Statements of Stockholders’ Equity
Years ended January 1, 2005, January 3, 2004 and January 4, 2003
(In thousands, except share data)

					Accumulated
					Other
	Common	Paid-in	Retained	Treasury	Comprehensive
	Stock	Capital	Earnings	Stock	Loss	Total
Balance at December 29, 2001	$414	$45,392	$646,279	$(223,172)	$(14,682)	$454,231
Comprehensive income:
Net income	—	—	34,306	—	—	34,306
Foreign currency translation adjustments	—	—	—	—	(997)	(997)
Losses on derivatives reclassified to earnings, net of tax of $797	—	—	—	—	1,346	1,346
Change in unrealized value of derivatives, net of tax of $696	—	—	—	—	(1,175)	(1,175)
Minimum pension liability, net of tax of $10,583	—	—	—	—	(17,865)	(17,865)

Comprehensive income						15,615

Treasury stock acquired (2,763 shares)	—	—	—	(30)	—	(30)
Treasury stock re-issued (180,680 shares)	—	(2,515)	—	5,089	—	2,574
Cash dividends ($0.16 per share)	—	—	(5,137)	—	—	(5,137)

Balance at January 4, 2003	414	42,877	675,448	(218,113)	(33,373)	467,253
Comprehensive income:
Net income	—	—	43,039	—	—	43,039
Foreign currency translation adjustments	—	—	—	—	5,712	5,712
Losses on derivatives reclassified to earnings, net of tax of $1,705	—	—	—	—	2,796	2,796
Change in unrealized value of derivatives, net of tax of $2,808	—	—	—	—	(4,580)	(4,580)
Minimum pension liability, net of tax of $383	—	—	—	—	(2)	(2)

Comprehensive income						46,965

Treasury stock acquired (73,618 shares)	—	—	—	(1,457)	—	(1,457)
Treasury stock re-issued (410,088 shares)	—	(4,785)	—	11,532	—	6,747
Cash dividends ($0.16 per share)	—	—	(5,177)	—	—	(5,177)
Compensation expense related to stock awards	—	533	—	—	—	533

Balance at January 3, 2004	414	38,625	713,310	(208,038)	(29,447)	514,864
Comprehensive income:
Net income	—	—	47,936	—	—	47,936
Foreign currency translation adjustments	—	—	—	—	2,119	2,119
Losses on derivatives reclassified to earnings, net of tax of $1,690	—	—	—	—	2,759	2,759
Change in unrealized value of derivatives, net of tax of $1,599	—	—	—	—	(2,609)	(2,609)
Minimum pension liability, net of tax of $3,510	—	—	—	—	(5,729)	(5,729)

Comprehensive income						44,476

Treasury stock acquired (4,433 shares)	—	—	—	(80)	—	(80)
Treasury stock re-issued (246,894 shares)	—	(3,357)	—	6,947	—	3,590
Cash dividends ($0.16 per share)	—	—	(5,216)	—	—	(5,216)
Compensation expense related to stock awards	—	5,195	—	—	—	5,195
Other	—	253	(231)	—	—	22

Balance at January 1, 2005	$414	$40,716	$755,799	$(201,171)	$(32,907)	$562,851

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Note 1: Description of Business and Significant Accounting Policies

We are an authentic athletic and sporting goods company with over a century of success. Our brands include: Russell Athletic®, Jerzees®, Spalding®, Brooks®, American Athletic®, Huffy Sports®, Mossy Oak®, Cross Creek®, Moving Comfort®, Bike®, Dudley®, Discus®, and Sherrin®.

We design, market and manufacture or source a variety of apparel products including fleece, t-shirts, casual shirts, jackets, athletic shorts, socks and camouflage attire for men, women, boys, and girls. We supply team uniforms and related apparel to college, high school and organized sports teams. We are the official uniform supplier to the U.S. Olympic baseball team and Little League Baseball and an official uniform supplier to Minor League Baseball. The Russell name has been associated with high quality apparel for over 100 years and with team uniforms since 1932.

With our 2003 acquisition of the brand and related assets of Bike Athletic Company, we now also market and source athletic supporters, knee and elbow pads, braces and protective equipment. Furthermore, with the acquisition of the brands, contracts and related assets of the sporting goods business of Spalding Sports Worldwide, Inc. in 2003, we now sell basketballs, footballs, soccer balls, and volleyballs. Spalding is the official basketball supplier for the NBA and the WNBA; the official football for the Arena Football League; the official soccer ball of the Major Indoor Soccer League; and the official volleyball for the NCAA and American Volleyball Association.

In 2004, we made three strategic acquisitions to further advance our position in the sports equipment business. In June, we acquired American Athletic, Inc. (“AAI”). Founded in 1954, AAI manufactures a variety of products including basketball and volleyball equipment, athletic mats and gymnastics apparatus under a variety of brands, including American Athletic and BPI. AAI markets these products to high schools, universities, professional teams, and athletic clubs globally.

In July, we acquired Huffy Sports from Huffy Corporation further expanding our basketball backboard, backboard systems and accessories business. Huffy Sports sells basketball equipment, including backboards and inflatable balls under the Huffy Sports®, Sure Shot®, and Hydra Rib® brands.

In December, we entered the athletic footwear business with the acquisition of Brooks Sports. Brooks is a provider of performance footwear, apparel and accessories to running enthusiasts worldwide. Brooks’ products are sold predominately through specialty running stores and other retail outlets specializing in high quality, performance running products.

Revenue Recognition. We recognize revenues, net of estimated sales returns, discounts and allowances, when goods are shipped, title has passed, the sales price is fixed and collectibility is reasonably assured. Substantially all of our sales reflect FOB shipping point terms.

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

Principles of Consolidation. The consolidated financial statements include the accounts of Russell Corporation, all of our majority-owned subsidiaries, and any variable interest entities in which we are deemed to be the primary beneficiary, after the elimination of intercompany accounts and transactions.

In 2004, we adopted Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) which addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. In accordance with FIN 46, we began consolidating Frontier Yarns on April 4, 2004. At January 1, 2005, the consolidation of Frontier Yarns increased our total assets by $24.8 million, total liabilities by $10.8 million and non-controlling interests by $14.0 million. The consolidation of Frontier Yarns did not have a significant impact on our results of operations for 2004.

Use of Estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could materially differ from those estimates.

Inventories. Inventories of finished goods, work-in-process and raw materials are carried at the lower of cost or market, with cost for the majority of our inventories determined under the Last-In, First-Out (LIFO) method. Certain inventories are carried under the First-In, First-Out (FIFO) method, or the average cost method, and were valued at approximately $158.6 million in 2004 and $64.1 million in 2003. Inventories are summarized as follows:

(In thousands)	2004	2003
Finished goods	$340,487	$292,335
Work-in-process	53,598	45,318
Raw materials and supplies	25,711	15,068

	419,796	352,721
LIFO and lower-of-cost or market adjustments, net	(8,095)	(5,775)

	$411,701	$346,946

In 2002, our pre-tax income was unfavorably impacted by $6.0 million, due to the liquidation of LIFO inventory quantities carried at higher costs prevailing in prior years as compared with the current manufacturing costs. There was no significant impact on pre-tax income from the liquidation of LIFO inventory quantities in 2003 and 2004.

Property, Plant and Equipment. Property, plant and equipment are stated at cost, net of accumulated depreciation and impairment write-downs. The provision for depreciation of property, plant and equipment has been computed generally on the straight-line method based upon their estimated useful lives. Initial estimated useful lives range from 15 to 40 years for buildings and land improvements and from 3 to 15 years for machinery and equipment. When events and circumstances indicate that the useful lives or salvage values may have changed, we adjust the related useful life and record depreciation over the shortened useful life after giving consideration to the revised salvage values.

Property, plant and equipment, net are summarized as follows:

(In thousands)	2004	2003
Land and improvements	$17,551	$17,403
Buildings and improvements	253,170	253,982
Machinery and equipment	577,155	580,734
Construction-in-progress	25,256	6,565

	873,132	858,684
Less accumulated depreciation	(550,242)	(555,450)

	$322,890	$303,234

At January 1, 2005, we held for sale three idled properties and certain equipment with an adjusted carrying value of approximately $2.0 million, which have been included in property, plant and equipment as part of the Domestic segment.

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

Advertising, Marketing and Promotions Expense. The cost of advertising, marketing and promotions is expensed as incurred. We incurred approximately $48.6 million, $48.0 million, and $36.0 million in such costs during 2004, 2003 and 2002, respectively.

Stock-Based Compensation. We issue awards under incentive compensation plans as described in Note 7. On January 5, 2003, we adopted the prospective transition provisions of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, as amended by SFAS No. 148. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $5.2 million ($3.6 million after-tax) and $0.6 million ($0.4 million after-tax) of stock-based employee compensation in 2004 and 2003, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The table below presents a comparison of reported results versus proforma results that assumes the fair value based method of accounting had been applied to all stock compensation awards granted. For the purposes of this disclosure, we estimated the fair value of employee stock options at the date of grant using the Black-Scholes option valuation model.

The fair values derived for options granted during fiscal years 2004, 2003 and 2002 and key assumptions used to determine these values were as follows:

	2004	2003	2002
Risk-free interest rate	1.25%	1.25%	4.50%
Dividend yield	1.00%	1.00%	1.00%
Volatility factor	.361	.361	.361
Weighted-average expected life of options	2.0 years	2.0 years	7.4 years
Estimated fair value per option	$3.88	$3.88	$6.98

For purposes of calculating the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.

(In thousands, except per share data)	2004	2003	2002
Reported net income	$47,936	$43,039	$34,306
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied	(268)	(1,171)	(2,542)

Pro forma net income	$47,668	$41,868	$31,764

Reported net income per share – basic	$1.47	$1.33	$1.07
Pro forma net income per share – basic	$1.46	$1.29	$0.99
Reported net income per share – diluted	$1.46	$1.32	$1.06
Pro forma net income per share – diluted	$1.45	$1.28	$0.99

Concentrations of Credit Risk and Financial Instruments. Except for Wal-Mart, we do not have significant concentrations of credit risk. Our trade accounts receivable are comprised of balances due from a large number of diverse customers. We believe that risk of loss associated with our trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

Wal-Mart represented 13.7% and 16.5% of our net accounts receivable at January 1, 2005 and January 3, 2004, respectively.

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

We account for derivatives under the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. On the date we enter into a derivative contract, we designate derivatives as either a hedge of a recognized asset or liability or an unrecognized firm commitment (fair value hedge), or a hedge of a forecasted transaction, or of the variability of cash flows to be received or paid related to a recognized asset or liability (cash flow hedge).

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

Earnings Per Common Share. We report earnings per common share in accordance with SFAS No. 128, Earnings Per Share. Basic earnings per common share is computed using the weighted-average number of common shares outstanding during the period without consideration of common stock equivalents. Diluted earnings per common share is computed using the weighted-average number of common shares outstanding plus common stock equivalents (employee stock options, restricted stock grants and other performance awards) unless such common stock equivalents are anti-dilutive. (See Note 10).

Fiscal Year. Our fiscal year ends on the Saturday nearest to January 1, which periodically results in a fiscal year of 53 weeks. Fiscal years 2004 and 2003 ended on January 1, 2005 and January 3, 2004, respectively, and each contained 52 weeks. Fiscal year 2002 ended on January 4, 2003 and contained 53 weeks.

New Accounting Pronouncements. On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, (“Statement 123 (R)”), which is a revision of SFAS No. 123. Statement 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) also supersedes SFAS No. 148, which we adopted on January 5, 2003. The approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, Statement 123(R) will require us to record stock compensation expense as stock compensation awards granted prior to January 5, 2003 vest, which is a change from our current accounting treatment under SFAS No. 148. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model under Statement 123(R). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. We expect to adopt Statement 123(R) on July 4, 2005, and we do not believe this new standard will have a material impact on our results of operations or financial position.

Foreign Currencies. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate in effect on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income or loss. The cumulative translation adjustments included in accumulated other comprehensive loss in the consolidated balance sheets were $5.8 million and $7.9 million at January 1, 2005 and January 3, 2004, respectively. Transaction gains or losses result from a change in exchange rates between the functional currency of our foreign subsidiaries and other currencies in which they conduct their business. Transaction gains and losses are included in other-net for the period in which the exchange rate changes.

Pension Benefits. We account for defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, which requires us to recognize pension costs and liabilities based on actuarial evaluations. Inherent in these valuations are key assumptions including the discount rate at which the pension obligations could be effectively settled, the anticipated rate of future salary increases, and the assumed long-term rate of return on plan assets. In determining the discount rate, we consider current yields on high-quality fixed-income investments. The salary increase assumption is based upon historical experience and anticipated future management actions. The assumed long-term rate of return on plan assets is based upon the historical rate of return on the invested funds of the pension plan and projected future market returns.

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2004 presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Note 2: Long-Term Debt

Long-term debt includes the following:

(In thousands)	2004	2003
Senior secured credit facilities (due April 2007):
$300 million revolving credit facility	$110,056	$12,355
Term Loan	10,000	15,000
Senior Notes 9.25% (due 2010)	250,000	250,000
Frontier Yarns notes payable with annual payments of $1.1 million due in monthly installments through July 2009; payments include interest at 7.00%; collateralized by equipment	4,243	–
Frontier Yarns capital lease obligation with annual payments of $1.5 million due in various monthly and quarterly installments through June 2009; payments include interest at 7.04%; collateralized by equipment	5,534	–
Other capital lease obligations	26	–

	379,859	277,355
Less current maturities	(6,938)	(5,000)

	$372,921	$272,355

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

On April 18, 2002, we also entered into new senior secured credit facilities (the “Facilities”) concurrently with the closing of the Senior Notes offering. The new Facilities provide for a $300 million senior secured revolving credit facility (the “Revolver”) which is dependent on the levels of our eligible accounts receivable and inventory and a $25 million senior secured term loan (the “Term Loan”). The Revolver matures on April 18, 2007, while the Term Loan will be paid in full by December 31, 2006. The Facilities provide for variable interest that, beginning in fiscal 2003, is adjusted quarterly based on our consolidated fixed coverage ratio and ranges from LIBOR plus 1.50% to LIBOR plus 2.75% or Fleet National Bank’s Base Rate to the Base Rate plus 1.25% for the Revolver, and LIBOR plus 2.00% to LIBOR plus 3.25% or Fleet National Bank’s Base Rate plus 0.50% to Base Rate plus 1.75% for the Term Loan. For the majority of 2004, variable interest on the Revolver was either LIBOR plus 2.00% (4.52% at January 1, 2005), or Base Rate plus 0.50% (5.75% at January 1, 2005), and on the Term Loan was either LIBOR plus 2.50% (5.02% at January 1, 2005), or Base Rate plus 1.00% (6.25% at January 1, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%. For the majority of 2003, our rate on the Revolver was LIBOR plus 1.75% (2.8425% at January 3, 2004) or Base Rate plus 0.25% (4.25% at January 3, 2004) and on the Term Loan was LIBOR plus 2.25% (3.3425% at January 3, 2004) or Base Rate plus 0.75% (4.75% at January 3, 2004).

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

The Facilities and the indenture governing the Senior Notes impose certain restrictions on us, including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; issue redeemable preferred stock and non-guarantor subsidiary preferred stock; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidation; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements, including the indenture governing the Senior Notes and other documents governing any subordinated debt that we may issue in the future; issue and sell capital stock of subsidiaries; and restrict distributions from subsidiaries. The new Facilities require us to achieve fixed charge coverage ratios of: 1.15 to 1.0 through the next to last day of fiscal year 2003; 1.2 to 1.0 through the next to last day of fiscal year 2004; and 1.25 to 1.0 thereafter. We also must maintain a maximum leverage ratio of: 3.75 to 1.0 through the next to last day of fiscal year 2003; and 3.5 to 1.0 thereafter. We were in compliance with these covenants at the end of fiscal year 2004.

On March 11, 2003, we amended the Facilities to, among other things, (1) lessen some of the restrictions on our ability to make acquisitions, (2) permit us to make additional investments and guarantees, and (3) allow us to repurchase a portion of our Senior Notes and capital stock, subject to annual limitations.

As of January 1, 2005, we had $120.1 million in outstanding borrowings ($110.1 million under the Revolver and $10.0 million under the Term Loan) and $11.5 million in outstanding letters of credit under the Facilities. As of January 1, 2005, we could have borrowed approximately $143.4 million of additional funds under our Revolver.

Aggregate maturities of long-term debt, other than obligations under capital lease obligations, at January 1, 2005 are as follows:

(In thousands)
2005	$5,831
2006	5,891
2007	111,012
2008	1,025
2009	540
Thereafter (2010)	250,000

$374,299

Future minimum lease payments under capital leases are as follows:

(In thousands)
2005	$1,461
2006	1,483
2007	1,467
2008	1,463
2009	609

Total future minimum lease payments	6,483
Less amount representing interest	(923)

Present value of future minimum lease payments	5,560
Less current portion	(1,107)

$4,453

Amortization expense of equipment acquired under capital leases is included in depreciation expense.

Note 3: Short-Term Debt

As of January 1, 2005 and January 3, 2004, we had a line of credit agreement with the Bank of Scotland with outstanding borrowings of $14.0 million and $4.1 million, respectively. At January 1, 2005, we had availability under this line of credit of approximately $2.5 million. The weighted-average interest rate on the line of credit was 4.5%, 5.7% and 5.9% for 2004, 2003 and 2002, respectively.

In addition, we had $4.2 million outstanding under Frontier Yarn’s line of credit that is collateralized by a portion of its accounts receivable. The interest rate associated with the line of credit is prime minus 50 basis points, which resulted in a 3.9% weighted-average interest rate for 2004.

Note 4: Derivative and Other Financial Instruments

We earn revenues and incur expenses in various parts of the world and, as a result, we are exposed to movement in foreign currency exchange rates. As of January 1, 2005, we have foreign exchange forward contracts expiring through the end of fiscal 2005 that are intended to reduce the effect of fluctuating foreign currencies on anticipated purchases of inventory and sales of goods denominated in currencies other than the functional currencies of our international subsidiaries. Gains and losses on the derivatives are intended to offset gains and losses on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. The foreign exchange forward contracts are primarily accounted for as cash flow hedges. The principal currencies hedged include the U.S. dollar, European euro, and British pound sterling. During 2004, 2003 and 2002, the change in fair value of the forward contracts increased accrued expenses and accumulated other comprehensive loss by $4.2 million ($2.6 million net of taxes), $7.4 million ($4.6 million net of taxes) and $2.5 million ($1.6 million net of taxes), respectively. In addition, realized losses reclassified to other-net in the consolidated statements of income amounted to $4.4 million ($2.8 million net of taxes), $4.5 million ($2.8 million net of taxes) and $0.6 million ($0.4 million net of taxes), respectively. At January 1, 2005 and January 3, 2004, accumulated other comprehensive loss included $4.5 million ($2.8 million net of taxes) and $4.7 million ($3.0 million net of taxes), respectively, related to foreign currency cash flow hedges.

Other Financial Instruments. At January 1, 2005 and January 3, 2004, the carrying value of financial instruments such as cash, trade accounts receivable and payables approximated their fair values, based on the short-term maturities of these instruments. The fair value of long-term debt is estimated using discounted cash flow analyses, based upon our incremental borrowing rates for similar types of borrowing arrangements.

The following table summarizes fair value information for derivative and other financial instruments:

	2004		2003
ASSET (LIABILITY)		Fair		Fair
(In thousands)	Carrying Value	Value	Carrying Value	Value
Short-term debt	$(18,190)	$(18,190)	$(4,088)	$(4,088)
Long-term debt (including current portion)	(379,859)	(395,085)	(277,355)	(292,481)
Forward currency exchange contracts	(4,513)	(4,513)	(4,743)	(4,743)
Investments (trading portfolio)	10,531	10,531	9,092	9,092

Note 5: Employee Retirement Benefits

We have two qualified, noncontributory, defined benefit pension plans that cover substantially all of our United States employees and unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees (“Retirement Plans”). Benefits for the Retirement Plans are generally based upon years of service and the employee’s highest consecutive five years of compensation during the last ten years of employment. One of our qualified plans provides benefit payments of stated amounts for each year of credited service.

We fund the qualified plans by contributing annually the minimum amount required by the Employee Retirement Income Security Act. Additional contributions are sometimes needed to comply with funding requirements in our principal debt agreement. We expect to contribute approximately $4.0 million to the Retirement Plans in fiscal 2005.

Our investment strategy for the Retirement Plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy establishes a target allocation for each asset class, and the asset classes are periodically rebalanced. Target allocations are 65% equity investments and 35% fixed income investments, but there are allowable ranges.

The percentage of fair value of total plan assets by asset category as of the measurement date (which is January 1 each year) is as follows:

	2004	2003
ASSET CATEGORY
Equity funds	75.1%	65.7%
Fixed income funds	24.5%	34.3%
Cash and cash equivalents	0.4%	—%

Total	100.0%	100.0%

Plan assets at January 1, 2005 and January 3, 2004, include 600,960 shares of the Company’s common stock having a market value of $11.7 million and $10.6 million, respectively. Dividends paid to the plan by the Company were $0.1 million in 2004, 2003 and 2002.

The following table sets forth changes in the benefit obligation, plan assets and funded status:

(In thousands)	2004	2003
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$170,737	$157,643
Service cost	4,936	5,045
Interest cost	10,933	10,493
Actuarial loss	13,104	7,297
Benefits paid	(9,499)	(9,763)
Acquisitions	2,235	—
Plan amendments	—	22

Benefit obligation at end of year	$192,446	$170,737

The accumulated benefit obligation for the Retirement Plans was $179.0 million and $157.6 million at January 1, 2005 and January 3, 2004, respectively.

(In thousands)	2004	2003
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$112,943	$94,748
Actual return on plan assets	12,749	20,673
Company contributions	10,412	7,285
Acquisitions	1,344	—
Benefits paid	(9,499)	(9,763)

Fair value of plan assets at end of year	$127,949	$112,943

(In thousands)	2004	2003
RECONCILIATION OF FUNDED STATUS TO ACCRUED BENEFIT COST
Unfunded status of the plan	$(64,497)	$(57,794)
Unrecognized prior service cost	874	1,105
Unrecognized net actuarial loss	52,348	42,492
Unrecognized transition asset	—	(308)

Accrued benefit cost	$(11,275)	$(14,505)

(In thousands)	2004	2003
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Accrued benefit cost	$(11,275)	$(14,505)
Additional minimum liability	(39,831)	(30,544)
Intangible asset	596	548
Accumulated other comprehensive loss (pre-tax)	39,235	29,996

Net amount recognized	$(11,275)	$(14,505)

Amortization of unrecognized prior service cost is recorded using the straight-line method over the average remaining service period of active employees. Amortization of actuarial losses are recorded using the minimum amortization required by the corridor approach. The corridor approach requires that the net actuarial loss in excess of 10 percent of the greater of the projected benefit obligation or the market-related value of the assets be amortized using the straight-line method over the average remaining service period of the active employees.

The after-tax minimum pension liability included in accumulated other comprehensive loss was $24.3 million and $18.6 million at January 1, 2005 and January 3, 2004, respectively.

A summary of the components of net periodic pension cost is as follows:

(In thousands)	2004	2003	2002
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$4,936	$5,045	$3,999
Interest cost	10,933	10,493	10,408
Expected return on plan assets	(10,912)	(11,005)	(12,351)
Net amortization and deferral	1,334	(452)	(449)

Net periodic pension cost	$6,291	$4,081	$1,607

The weighted average assumptions used to compute pension amounts were as follows:

	2004	2003
Discount rate	5.90%	6.25%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%

The expected return on plan assets is based upon the historical rate of return on the invested funds of the plans and projected future market returns.

The following table shows the expected benefit payments to be made from the Retirement Plans as of January 1, 2005 (in thousands):

Benefit
Fiscal Years	Payments
2005	$9,064
2006	8,952
2007	9,080
2008	9,649
2009	10,410
Five years thereafter	58,534

In addition to our Retirement Plans, we have five savings plan that are qualified under Section 401(k) of the Internal Revenue Code and a non-qualified plan (Savings Plans). Our Savings Plans allow substantially all United States employees to defer portions of their annual compensation and to participate in Company matching and discretionary contributions. Compensation expense associated with these plans was $1.0 million in 2004, $0.9 million in 2003 and $0.8 million in 2002.

Note 6: Income Taxes

Foreign operations contributed $18.1 million, $1.3 million and $0.9 million of our income before income taxes in 2004, 2003 and 2002, respectively. In 2004, foreign operations in the United Kingdom, Honduras and Ireland were the primary contributor to our foreign income.

Significant components of the provision for income taxes are as follows:

	2004		2003		2002
	Currently		Currently		Currently
(In thousands)	Payable	Deferred	Payable	Deferred	Payable	Deferred
Federal	$19,036	$4,025	$15,826	$6,224	$8,991	$9,330
State	558	1,570	42	(2,127)	1,691	(191)
Foreign	2,313	(7,511)	639	335	3,280	(2,779)

Totals	$21,907	$(1,916)	$16,507	$4,432	$13,962	$6,360

Our effective tax rate for 2004 of 29.4% decreased 3.3 and 7.8 percentage points from 32.7% and 37.2% in fiscal 2003 and 2002, respectively. The 2004 decrease in the effective tax rate is mainly due to a benefit resulting from the closure of federal tax audits for 2002 and prior years along with the effects of our foreign operations. The 2003 versus 2002 decrease was primarily due to $2.6 million of non-recurring tax benefits and other deferred tax adjustments realized in 2003.

Following is a reconciliation of income tax expense or benefit to the expected amount computed by applying the statutory federal income tax rate of 35% to income before income taxes:

(In thousands)	2004	2003	2002
Taxes (benefit) at statutory rate on income before income taxes	$23,774	$22,392	$19,120
State income taxes, net of federal income tax benefit	1,827	(836)	702
Tax effects of foreign operations – net	(2,716)	(4,612)	(2,006)
United Kingdom branch tax liability	10,209	—	—
Change in valuation allowance on foreign/state NOLs	(10,278)	5,931	2,606
Change in reserves	(1,577)	(620)	—
Other–net	(1,248)	(1,316)	(100)

	$19,991	$20,939	$20,322

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets as of January 1, 2005 and January 3, 2004, are as follows:

(In thousands)	2004	2003
Deferred tax liabilities:
Property, plant and equipment	$20,473	$25,036
Inventories	4,979	5,539
Acquired intangibles	22,004	—
Deferred income	13,272	11,139
Other	19,670	6,986

Total deferred tax liabilities	80,398	48,700

Deferred tax assets:
Pension and post-employment obligations	17,581	17,267
Accounts receivable	6,966	3,777
Federal, foreign and state net operating loss carry forwards	25,513	23,368
Employee benefits	12,049	10,186
Other	3,145	1,802

Total deferred tax assets	65,254	56,400
Valuation allowance for deferred tax assets	(9,196)	(19,474)

Net deferred tax assets	56,058	36,926

Net deferred tax liabilities	$24,340	$11,774

Net operating loss carryforwards (NOLs) are available to offset future earnings within the time periods specified by law. At January 1, 2005, we had U.S. state NOLs of approximately $319 million expiring in 2013 through 2019 and U.S. federal NOLs of approximately $13 million specifically related to the Brooks acquisition, subject to change in ownership limitation, which should be utilized before expiration in 2020 through 2024. International NOLs total approximately $34.5 million. The International NOLs pertain primarily to our United Kingdom and Australian operations. NOLs can be carried forward indefinitely in the United Kingdom and Australia with “same business” and ownership tests, respectively.

Through 2002, as we continued to execute our restructuring plans and implemented certain tax strategies, we generated NOL carryforwards in states where utilization of the carryforward benefits was not assured. In 2003 and 2002, we increased our valuation allowance by $5.9 million and $2.6 million, respectively, for additional NOLs generated in our International operations. In 2004, we decreased our valuation allowance by $10.3 million primarily in anticipation of utilizing NOLs previously generated in our United Kingdom operations. Because our United Kingdom operations function as a branch of the U.S. for income tax purposes, a corresponding deferred tax liability was set up to offset the United Kingdom NOL deferred tax asset.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act, among other things, provides a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividends received deduction for certain dividends from controlled foreign operations. We have evaluated the repatriation provisions of the Act and determined that these provisions will not have a significant impact on our results. It is our current intention to continue to indefinitely reinvest earnings of our international subsidiaries; therefore, we do not provide for federal income taxes on their undistributed earnings. At January 1, 2005, we had not provided for federal income taxes on earnings of international subsidiaries of approximately $27.9 million. If these earnings are distributed in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes in the various international jurisdictions. It is not practical for us to determine the amount of unrecognized deferred U.S. income tax liability because of the complexities associated with the hypothetical calculation. Withholding taxes of approximately $1.4 million would be payable if all previously unremitted earnings as of January 1, 2005, were remitted to the U.S. parent company.

Note 7: Stock Rights Plan And Stock Compensation Plans

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

Under the Executive Incentive Plan, the 2000 Option Plan and predecessor stock option plans, a total of 2,493,436 shares of common stock were reserved for issuance at January 1, 2005. The options are granted at a price equal to the stock’s fair market value at the date of grant. All options granted prior to 1999 are primarily exercisable two years after the date of grant and expire 10 years after the date of grant. The stock options that were granted in 1999 and later are exercisable equally over periods of either two or four years and expire 10 years after the date of grant. The following table summarizes the status of options under the Executive Incentive Plan, 2000 Option Plan and predecessor plans:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	3,695,689	$20.05	4,367,793	$19.92	4,630,808	$20.11
Granted at fair value	1,005	$18.88	70,650	$19.48	63,658	$16.41
Exercised	196,788	$15.16	340,539	$15.28	119,047	$15.06
Expired	12,380	$16.76	85,800	$27.50	—	—
Forfeited	207,469	$23.97	316,415	$21.36	207,626	$18.03

Outstanding at end of year	3,280,057	$19.91	3,695,689	$20.05	4,367,793	$19.92

Exercisable at end of year	3,209,549	$19.98	3,209,053	$20.62	2,982,005	$21.58

The range of exercise prices of the outstanding and exercisable options are as follows at January 1, 2005:

			Weighted
			Average Remaining
Weighted Average	Number of	Number of	Life
Exercise Price	Exercisable Shares	Outstanding Shares	in Years
$11.75 - $15.00	18,605	25,418	6.7
$15.01 - $18.25	1,409,917	1,457,656	5.1
$18.26 - $21.50	704,191	720,147	3.6
$21.51 - $24.75	269,170	269,170	3.6
$24.76 - $28.00	625,866	625,866	3.1
$28.01 - $31.35	181,800	181,800	1.0

	3,209,549	3,280,057	4.1

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

Effective January 1, 2003, a stock retainer deferral account (a “deferral account”) was established for each non-employee director in lieu of stock options. Immediately following each annual meeting each non-employee director’s deferral account will be credited with shares of common stock having a market value of $25,000. In addition, on each dividend payment date, each deferral account will be credited with additional shares of common stock equal to the number of shares of common stock, which could be acquired with the dividends paid on the shares of common stock in the deferral account based on the market value of such shares on such date. The shares in a deferral account will be paid to a non-employee director on the earlier of the first anniversary of the date such director ceased to be a director of the company or the day after such director ceases to be a director following such director reaching age 70. Eligible Directors also may elect to receive all or a portion of their annual fees in shares or deferred shares.

In 2004, 10,464 deferred shares were granted at a price of $18.51 and in 2003, 10,600 deferred shares were granted at a price of $18.88. Options granted under the Directors’ Plan vest over 1 year and expire 10 years after the date of grant; whereas, options granted under the Prior Plan vest over three years and expire 10 years after the date of grant. Options to purchase an aggregate of 169,890 shares at prices ranging from $16.28 to $27.50 are outstanding under the Directors’ Plan and the Prior Plan at January 1, 2005.

Note 8: Commitments and Contingencies

Purchase and Lease Commitments. At January 1, 2005, we have commitments to spend approximately $11.1 million for capital improvements. Our remaining commitments under noncancelable operating leases with initial or remaining terms of one year or more are as follows:

(In thousands)	Third Parties	Related Party(1)	Total
2005	$9,382	$2,527	$11,909
2006	6,811	2,561	9,372
2007	4,652	2,596	7,248
2008	2,872	2,631	5,503
2009	1,437	2,667	4,104
Thereafter	1,214	1,794	3,008

	$26,368	$14,776	$41,144

(1) Refer to Note 14 for more information.

Lease and rental expense for fiscal years 2004, 2003 and 2002 was $10.2 million, $7.6 million and $7.3 million, respectively.

We had $24.2 million outstanding under letters of credit at January 1, 2005, of which $12.8 million related to the purchase of inventories, $2.3 million was for the guarantee of debt of a non-affiliated foreign contractor, $6.8 million related to workers’ compensation self-insured programs and customs bonds, and $2.3 million related to utility bonds and other matters. All outstanding letters of credit are set to expire in 2005.

Litigation

We are a co-defendant in Locke, et al. v. Russell Corporation, et al. filed on January 13, 2000 in the Circuit Court of Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. However, 10 families dropped out of the case and there are five remaining plaintiff families. In May 2002, the trial court entered summary judgment in our favor on all but one of the plaintiffs’ claims. The remaining claim involves a private right of action for public nuisance. We filed a summary judgment motion in October 2003, which was denied in March 2004. Trial of the Locke case has been set for September 2005. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). The trial court has entered summary judgment in our favor on all claims in that case, and the plaintiffs in the case have filed a motion to alter that determination, which remains pending. The allegations in the Locke and Gould cases are similar to those contained in a case styled Sullivan, et al. v. Russell Corporation, et al., which was resolved in our favor by a ruling of the Alabama Supreme Court in 2001. We plan to vigorously defend the Locke and Gould suits.

We are a party to various other lawsuits arising out of the normal conduct of our business. We do not believe that any of these matters, if adversely determined, would have a material adverse effect upon us.

Note 9: Segment Information

Description of the Types of Products from Which Each Reportable Segment Derives Its Revenues. We operate our business in two segments: Domestic and International Apparel. Beginning in 2004, we have realigned our business in the Domestic Segment to focus on brands versus distribution channels. The two brand groupings in the Domestic segment are Athletic and Activewear. Athletic and Activewear have been aggregated into the Domestic reportable segment because these brand groupings are similar in economic characteristics, products, production processes, type of customer, distribution method, and regulatory environment. The Domestic segment designs, markets, manufactures, or sources apparel, footwear, sporting goods, and sports equipment products. The International Apparel segment, which makes up the majority of our sales outside the United States, distributes athletic, outdoor and activewear apparel products.

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

Segment Financial Information for the Year ended January 1, 2005

		International
(In thousands)	Domestic	Apparel	Total
Net sales	$1,175,427	$122,825	$1,298,252
Depreciation and amortization expense	47,057	965	48,022
Segment operating income	112,935	5,507	118,442
Total assets	1,159,367	94,742	1,254,109
2004 purchases of long-lived assets	34,138	1,356	35,494

Segment Financial Information for the Year ended January 3, 2004

		International
(In thousands)	Domestic	Apparel	Total
Net sales	$1,084,844	$101,419	$1,186,263
Depreciation and amortization expense	44,054	882	44,936
Segment operating income	112,652	535	113,187
Special charges not included in Segment operating income	6,382	921	7,303
Total assets	967,108	54,002	1,021,110
2003 purchases of long-lived assets	38,067	574	38,641

Segment Financial Information for the Year ended January 4, 2003

		International
(In thousands)	Domestic	Apparel	Total
Net sales	$1,076,326	$88,002	$1,164,328
Depreciation and amortization expense	44,364	697	45,061
Segment operating income (loss)	123,990	(753)	123,237
Total assets	896,632	66,483	963,115
2002 purchases of long-lived assets	27,971	372	28,343

Reconciliation Of Segment Operating Income To Consolidated Pre-Tax Income

(In thousands)	2004	2003	2002
Total segment operating income	$118,442	$113,187	$123,237
Unallocated amounts:
Corporate expenses	(17,651)	(12,243)	(18,266)
Special charges	—	(7,303)	—
Debt retirement charge	—	—	(20,097)
Interest expense, net	(30,843)	(29,663)	(30,246)
Other	(2,021)	—	—

Income before income taxes	$67,927	$63,978	$54,628

Enterprise-wide Disclosures:

Net Sales by Geographic Region

(In thousands)	2004	2003	2002
United States	$1,170,235	$1,084,184	$1,072,042
Europe	83,368	70,202	61,522
Other	44,649	31,877	30,764

Consolidated total	$1,298,252	$1,186,263	$1,164,328

Net Sales by Brand Groupings

(In thousands)	2004	2003	2002
Domestic Segment
Athletic	$563,163	$481,565	$400,360
Activewear	612,264	603,279	675,966

	1,175,427	1,084,844	1,076,326
International Apparel Segment	122,825	101,419	88,002

Consolidated total	$1,298,252	$1,186,263	$1,164,328

Revenues are attributed to countries based on the location of customers.

Gross sales to Wal-Mart represent approximately 19.3%, 21.2% and 19.6% of our consolidated gross sales for fiscal 2004, 2003 and 2002, respectively.

Long-Lived Assets by Geographic Region

(In thousands)	2004	2003
United States	$264,320	$272,895
Central America and Mexico	56,233	28,727
Europe	1,653	1,216
Other	684	396

Consolidated total	$322,890	$303,234

Note 10: Diluted Weighted-Average Common Shares Outstanding

Our diluted weighted-average common shares outstanding are calculated as follows:

	2004	2003	2002
Basic weighted-average common shares outstanding	32,668,376	32,376,617	32,127,579
Net common shares underlying unissued restricted stock and issuable on exercise of dilutive stock options	229,183	349,855	142,234

Diluted weighted-average common shares outstanding	32,897,559	32,726,472	32,269,813

Options to purchase 1.7 million, 2.0 million and 2.3 million shares of our common stock were excluded from the computation of diluted weighted-average common shares outstanding for the years ended January 1, 2005, January 3, 2004 and January 4, 2003, respectively, because the exercise prices of the options exceeded the average market price.

Note 11: Summary of Quarterly Results of Operations (Unaudited)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

Year ended	Quarter ended
January 1, 2005	April 4	July 4	Oct. 3	Jan. 1
Net sales	$251,793	$289,771	$422,656	$334,032
Gross profit	64,633	80,345	121,803	97,099
Net income	531	10,162	26,938	10,305
Net income per common share:
Basic	$0.02	$0.31	$0.82	$0.32
Diluted	$0.02	$0.31	$0.82	$0.31

Year ended	Quarter ended
January 3, 2004	April 6	July 6	Oct. 5	Jan. 3
Net sales	$227,983	$267,925	$388,001	$302,354
Gross profit	62,821	77,386	112,607	91,322
Net income	3,448	6,659	18,459	14,473
Net income per common share:
Basic	$0.11	$0.21	$0.57	$0.45
Diluted	$0.11	$0.20	$0.56	$0.44

Note 12: Other Assets

Other assets are summarized as follows:

(In thousands)	2004	2003
Goodwill	$98,695	$41,924
Other intangibles	137,870	62,166
Debt issuance costs	16,967	16,656

	253,532	120,746
Less accumulated amortization	(14,758)	(10,626)

	238,774	110,120
Investments (trading portfolio)	10,531	9,092
Investments in and advances to unconsolidated entities	2,838	24,202
Other	1,658	1,363

	$253,801	$144,777

The changes in the carrying amount of goodwill, which is included in the Domestic segment, are as follows:

(in thousands)
Balance at January 4, 2003	$19,673
Goodwill acquired during the year	21,943
Other	308

Balance at January 3, 2004	$41,924
Goodwill acquired during the year	59,546
Other	(2,775)

Balance at January 1, 2005	$98,695

In 2005, we resolved disputes over the Spalding purchase agreement which resulted in the reduction of goodwill.

Other intangibles are made up of the following:

	January 1, 2005		January 3, 2004
	Gross	Accumulated	Gross	Accumulated
(in thousands)	Carrying Amount	Amortization	Carrying Amount	Amortization

Amortized intangible assets:
Patents and technology	$8,405	$(673)	$3,205	$(216)
Customer relationships	17,003	—	—	—
Trademarks	6,755	(1,679)	6383	(1,347)
License agreements	3,823	(273)	2,068	(101)
Other	559	(366)	559	(134)

Total amortized intangible assets	$36,545	$(2,991)	$12,215	$(1,798)

Unamortized intangible assets:
Trademarks	$88,054	$—	$36,728	$—
License agreements	12,675	(396)	12,675	(396)
Other	596	—	548	—

Total unamortized intangible assets	$101,325	$(396)	$49,951	$(396)

Total intangible assets	$137,870	$(3,387)	$62,166	$(2,194)

The amortization expense for the year ended January 1, 2005, January 3, 2004 and January 4, 2003 was $1.4 million, $0.8 million and $0.3 million, respectively. The estimated amortization expense for the next five years is as follows:

Amortization
Fiscal Years (in millions)	Expense
2005	$3.4
2006	3.2
2007	3.2
2008	3.2
2009	2.5

Investments in and advances to unconsolidated entities accounted for under the equity method were $2.8 million and $19.1 million at January 1, 2005 and January 3, 2004, respectively; while our equity in earnings were $0.5 million in 2003, $3.4 million in 2003 and $3.1 million in 2002. The change in investments in and advances to unconsolidated entities from 2003 to 2004 and the change in equity in earnings from 2002 and 2003 to 2004 is the result of the consolidation of Frontier Yarns in 2004, which we accounted for under the equity method in 2003 and 2002.

Note 13: Acquisitions

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

On June 15, 2004, we acquired the net assets of American Athletic, Inc. (“AAI”) for approximately $13 million. Founded in 1954, AAI manufactures a variety of products including basketball and volleyball equipment, athletic mats and gymnastics apparatus under a variety of brands, including American Athletic and BPI. AAI markets these products to high schools, universities, professional teams, and athletic clubs globally. On July 19, 2004, we acquired the net assets of Huffy Sports Company (“Huffy Sports”), a division of Huffy Corporation, for approximately $30 million. Huffy Sports sells basketball equipment, including backboards and inflatable balls under the Huffy Sports®, Sure Shot® and Hydra Rib® brands. Huffy Sports has held a license (which was assigned to us as part of the acquisition) with the National Basketball Association (“NBA”) for use of the NBA league and team logos for nearly a quarter century. Huffy Sports also licenses the NCAA® mark and has been the official supplier to the NCAA’s Final Four Championship for 14 of the last 27 years. On December 30, 2004, we entered the athletic footwear business with the acquisition of Brooks Sports, Inc. (“Brooks”) for approximately $115 million. Brooks is a provider of performance athletic footwear, apparel and accessories to running enthusiasts worldwide. Brooks’ products are sold predominately through specialty running stores and other retail outlets specializing in high quality, performance running products. We acquired AAI, Huffy Sports and Brooks to enhance our position as a leading branded athletic and sporting goods company. The results of AAI’s, Huffy Sports’ and Brooks’ operations have been included in our consolidated financial statements, as part of the Domestic segment, since their respective acquisition dates.

We are in the process of finalizing the third-party valuation performed on Brooks’ intangible assets. Thus, the allocation of the purchase price is preliminary and subject to change.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. (in thousands)

	2004	2003
Tangible assets	$70,564	$23,501
Intangible assets not subject to amortization – registered trademarks	51,326	36,783
Intangible assets subject to amortization (weighted-average useful life: 2004 – 11.5 years; 2003 – 9.4 years)
Customer relationships (weighted-average useful life: 2004 - 13.0 years)	17,003	—
Patents and technology (weighted-average useful life: 2004 – 7.1 years; 2003 – 9.0 years)	5,135	3,080
License agreements (weighted-average useful life: 2004 – 10.0 years; 2003 – 12.0 years)	1,755	2,068
Other (weighted –average useful life: 2004 – 2.4 years)	—	559

	23,893	5,707
Goodwill	59,546	21,943

	205,329	87,934
Liabilities assumed	(48,928)	(1,243)

Net assets acquired	$156,401	$86,691

Approximately $46.0 million of the goodwill added in 2004 is expected to be non-deductible for income tax purposes.

Note 14: Related Party Transactions

With the consolidation of Frontier Yarns on April 3, 2004, we have deemed our joint venture partner Frontier Spinning Mills, Inc. (“Frontier Spinning”) to be a related party. We obtain the majority of our yarn needs from Frontier Yarns and Frontier Spinning. In 2004, we purchased approximately $41.8 million of yarn from Frontier Spinning. At January 1, 2005, we had an outstanding payable to them of approximately $15.3 million. In addition to providing yarn, Frontier Spinning provides certain management and accounting services to Frontier Yarns pursuant to the joint venture operating agreement. In 2004, we paid $1.5 million to Frontier Spinning for such services.

In 2003 (prior to consolidation), Frontier Yarns was treated as a related party and Frontier Spinning was not. As part of the formation of Frontier Yarns, we agreed to sell or lease to Frontier Yarns, most of our remaining yarn spinning assets, including facilities in Lafayette and Wetumpka, Alabama. We also contributed approximately $4.5 million in cash and loaned Frontier Yarns $5.0 million, which was outstanding at January 3, 2004. This $5.0 million note was paid in full in 2004.

We purchase yarn from Frontier Yarns pursuant to a supply agreement that was executed simultaneously with the formation of the joint venture. The supply agreement provides for pricing to be calculated on a conversion cost basis plus actual cost of raw materials. Total purchases from Frontier Yarns were $125.6 million in 2003. We had a net outstanding payable of $5.9 million due to Frontier Yarns at January 3, 2004.

In 1999, City View Associates, LLC was formed as a 50%/50% joint venture between us and an unrelated party for the purpose of constructing, operating and leasing the office known as City View in Atlanta, Georgia. We leased office space in City View and paid rent to the joint venture of approximately $2.5 million in 2004, 2003 and 2002.

Note 15: Condensed Consolidating Financial Information

The following tables present condensed consolidating financial information for (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, LLC; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel, LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; Russell Co-Op,

LLC; and Brooks Sports, Inc. (all of which are wholly owned) and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Corporation – Delaware; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Jerzees de Jimenez, S.A. de C.V.; Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd.; Russell do Brasil, Ltda.; Russell Corp. Far East, Limited; Russell Japan KK; Spalding Canada Corp.; Jerzees de Honduras, S.A. do C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell CZ s.r.o.; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; Citygate Textiles Limited; Russell Colombia Ltda.; Merendon Textiles, S. de R.L.; Russell Athletic Holdings (Ireland) Limited; SGG Lisco LLC; SGG Patents LLC; RLA Manufacturing; and Frontier Yarns, LLC (our 45.3% owned yarn joint venture). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The parent is comprised of Alabama manufacturing operations and certain corporate management, information services and finance functions.

Russell Corporation
Condensed Consolidated Statements of Income

For the year ended
January 4, 2003		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$823,122	$254,114	$134,967	$(47,875)	$1,164,328
Cost of goods sold	565,732	195,901	111,116	(46,986)	825,763

Gross profit	257,390	58,213	23,851	(889)	338,565
Selling, general and administrative expenses	154,637	60,952	20,221	—	235,810
Other–net	117,472	(118,883)	84	(889)	(2,216)

Operating income	(14,719)	116,144	3,546	—	104,971
Interest expense (income) - net	66,941	(36,697)	2	—	30,246
Debt retirement charge	20,097	—	—	—	20,097

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(101,757)	152,841	3,544	—	54,628
Provision (benefit) for income taxes	(38,400)	57,954	768	—	20,322
Equity in earnings of consolidated subsidiaries, net of income taxes	97,663	—	—	(97,663)	—

Net income (loss)	$34,306	$94,887	$2,776	$(97,663)	$34,306

Russell Corporation Condensed Consolidated Statements of Cash Flows

For the year ended
January 4, 2003		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$273,106	$18,340	$(88,055)	$—	$203,391
Investing Activities
Purchase of property, plant and equipment	(24,545)	(2,679)	(1,119)	—	(28,343)
Investment in and advances to subsidiaries	(87,802)	(7,891)	95,693	—	—
Cash paid for acquisitions, joint ventures and other	(4,670)	—	—	—	(4,670)
Proceeds from sale of property, plant and equipment	7,513	1,915	22	—	9,450
Other	750	—	—	—	750

Net cash (used in) provided by investing activities	(108,754)	(8,655)	94,596	—	(22,813)
Financing Activities
Payments on credit facility – net	(74,800)	—	—	—	(74,800)
Borrowings on short-term debt	—	—	458	—	458
Payments on notes payable, including prepayments	(270,371)	—	—	—	(270,371)
Proceeds from issuance of Senior Notes	250,000	—	—	—	250,000
Debt issuance and amendment costs paid	(18,910)	—	—	—	(18,910)
Dividends on common stock	(5,137)	—	—	—	(5,137)
Treasury stock re-issued	2,574	—	—	—	2,574
Cost of common stock for treasury	(30)	—	—	—	(30)

Net cash (used in) provided by financing activities	(116,674)	—	458	—	(116,216)
Effect of exchange rate changes	—	—	(1,625)	—	(1,625)

Net increase in cash	47,678	9,685	5,374	—	62,737
Cash balance at beginning of year	3,277	(1,583)	4,188	—	5,882

Cash balance at end of year	$50,955	$8,102	$9,562	$—	$68,619

Russell Corporation
Condensed Consolidated Balance Sheets

January 3, 2004		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$414	$15,840	$3,862	$—	$20,116
Trade accounts receivables, net	78	154,833	20,603	—	175,514
Inventories	278,796	32,691	35,459	—	346,946
Prepaid expenses and other current assets	27,289	1,414	1,820	—	30,523

Total current assets	306,577	204,778	61,744	—	573,099
Property, plant, and equipment, net	229,736	43,151	30,347	—	303,234
Investment in subsidiaries	903,718	195	—	(903,913)	—
Intercompany balances	(601,161)	621,492	(20,331)	—	—
Other assets	118,423	25,879	475	—	144,777

	$957,293	$895,495	$72,235	$(903,913)	$1,021,110

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$115,247	$28,861	$16,418	$—	$160,526
Short-term debt	—	—	4,088	—	4,088
Current maturities of long-term debt	5,000	—	—	—	5,000

Total current liabilities	120,247	28,861	20,506	—	169,614
Long-term debt, less current maturities	272,355	—	—	—	272,355
Deferred liabilities	49,827	9,339	5,111	—	64,277
Stockholders’ equity	514,864	857,295	46,618	(903,913)	514,864

	$957,293	$895,495	$72,235	$(903,913)	$1,021,110

Russell Corporation
Condensed Consolidated Statements of Income

For the year ended
January 3, 2004		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$935,225	$155,006	$149,984	$(53,952)	$1,186,263
Cost of goods sold	658,107	116,273	120,511	(52,764)	842,127

Gross profit	277,118	38,733	29,473	(1,188)	344,136
Selling, general and administrative expenses	163,099	58,884	24,494	—	246,477
Other–net	102,868	(100,058)	2,396	(1,188)	4,018

Operating income	11,151	79,907	2,583	—	93,641
Interest expense (income) - net	57,776	(28,244)	131	—	29,663

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(46,625)	108,151	2,452	—	63,978
Provision (benefit) for income taxes	(30,622)	49,434	2,127	—	20,939
Equity in earnings of consolidated subsidiaries, net of income taxes	59,042	—	—	(59,042)	—

Net income (loss)	$43,039	$58,717	$325	$(59,042)	$43,039

Russell Corporation
Condensed Consolidated Statements of Cash Flows

For the year ended
January 3, 2004		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$45,055	$11,883	$1,018	$—	$57,956
Investing Activities
Purchase of property, plant and equipment	(24,385)	(8,623)	(5,633)	—	(38,641)
Investment in and advances to subsidiaries	702	(1,987)	1,285	—	—
Cash paid for acquisitions, joint ventures and other	(86,691)	—	—	—	(86,691)
Proceeds from sale of property, plant and equipment	8,203	6,465	97	—	14,765
Other	678	—	—	—	678

Net cash used in investing activities	(101,493)	(4,145)	(4,251)	—	(109,889)
Financing Activities
Borrowings on credit facility – net	7,355	—	—	—	7,355
Payments on short-term debt	—	—	(3,582)	—	(3,582)
Debt issuance and amendment costs paid	(468)	—	—	—	(468)
Dividends on common stock	(5,177)	—	—	—	(5,174)
Treasury stock re-issued	5,644	—	—	—	5,641
Cost of common stock for treasury	(1,457)	—	—	—	(1,457)

Net cash provided by (used in) financing activities	5,897	—	(3,582)	—	2,315
Effect of exchange rate changes on cash	—	—	1,115	—	1,115

Net (decrease) increase in cash	(50,541)	7,738	(5,700)	—	(48,503)
Cash balance at beginning of year	50,955	8,102	9,562	—	68,619

Cash balance at end of year	$414	$15,840	$3,862	$—	$20,116

Russell Corporation
Condensed Consolidated Balance Sheets

January 1, 2005		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$2,554	$5,594	$21,668	$—	$29,816
Trade accounts receivables, net	(2,177)	186,294	59,629	(31,683)	212,063
Inventories	272,396	59,678	79,627	—	411,701
Prepaid expenses and other current assets	32,796	7,334	578	(16,870)	23,838

Total current assets	305,569	258,900	161,502	(48,553)	677,418
Property, plant, and equipment, net	209,928	36,372	76,590	—	322,890
Investment in subsidiaries	1,243,104	195	—	(1,243,299)	—
Intercompany balances	(679,171)	701,970	(22,799)	—	—
Other assets	70,602	171,476	11,723	—	253,801

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,446	$40,405	$49,178	$(48,553)	$194,476
Short-term debt	—	—	18,190	—	18,190
Current maturities of long-term debt	5,016	—	1,922	—	6,938

Total current liabilities	158,462	40,405	69,290	(48,553)	219,604
Long-term debt, less current maturities	365,083	—	7,838	—	372,921
Deferred liabilities	49,540	30,002	5,095	—	84,637
Non-controlling interests	14,096	—	—	—	14,096
Stockholders’ equity	562,851	1,098,506	144,793	(1,243,299)	562,851

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

Russell Corporation
Condensed Consolidated Statements of Income

For the year ended
January 1, 2005		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Net sales	$1.073,513	$174,552	$387,951	$(337,764)	$1,298,252
Cost of goods sold	801,524	132,993	333,924	(334,069)	934,372

Gross profit	271,989	41,559	54,027	(3,695)	363,880
Selling, general and administrative expenses	175,311	61,536	32,711	—	269,558
Other–net	128,888	(133,078)	(2,279)	—	(6,469)

Operating income	(32,210)	113,101	23,595	(3,695)	100,791
Interest expense (income) - net	28,361	1,364	1,118	—	30,843
Non-controlling interests	2,021	—	—	—	2,021

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(62,592)	111,737	22,477	(3,695)	67,927
Provision (benefit) for income taxes	(24,914)	42,076	2,829	—	19,991
Equity in earnings of consolidated subsidiaries, net of income taxes	85,614	—	—	(85,614)	—

Net income (loss)	$47,936	$69,661	$19,648	$(89,309)	$47,936

Russell Corporation
Condensed Consolidated Statements of Cash Flows

For the year ended
January 1, 2005		Subsidiary	Non-Guarantor
(In thousands)	Parent	Guarantors	Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$259,243	$(101,773)	$(76,181)	$—	$81,289
Investing Activities
Purchase of property, plant and equipment	(12,277)	(1,898)	(21,319)	—	(35,494)
Investment in and advances to subsidiaries	(190,580)	91,071	99,509	—	—
Cash paid for acquisitions, joint ventures and other	(158,370)	—	—	—	(158,370)
Proceeds from sale of property, plant and equipment	11,115	2,354	228	—	13,697
Other	1,769	—	—	—	1,769

Net cash (used in) provided by investing activities	(348,343)	91,527	78,418	—	(178,398)
Financing Activities
Borrowings (payments) on credit facility – net	92,697	—	(1,390)	—	91,307
Borrowings on short-term debt	—	—	9,692	—	9,692
Debt issuance and amendment costs paid	—	—	—	—	—
Dividends on common stock	(5,216)	—	—	—	(5,216)
Treasury stock re-issued	3,839	—	—	—	3,839

Cost of common stock for treasury	(80)	—	—	—	(80)

Net cash provided by financing activities	91,240	—	8,302	—	99,542
Effect of exchange rate changes on cash	—	—	(592)	—	(592)

Net increase (decrease) in cash	2,140	(10,246)	9,947	—	1,841
Increase in cash from consolidating Frontier Yarns	—	—	7,859	—	7,859

Cash balance at beginning of year	414	15,840	3,862	—	20,116

Cash balance at end of year	$2,554	$5,594	$21,668	$—	$29,816

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders
Russell Corporation

We have audited the accompanying consolidated balance sheets of Russell Corporation as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended January 1, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russell Corporation at January 1, 2005 and January 3, 2004, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended January 1, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1, effective April 4, 2004 the Company began consolidating Frontier Yarns LLC in accordance with the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

/s/ Ernst & Young LLP

March 16, 2005
Atlanta, Georgia

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure. As of the end of the period covered by this Annual Report on Form 10-K, we evaluated, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer, concluded that, as of the end of the period covered by this Annual Report on Form 10-K, our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting and Report of Independent Registered Public Accounting Firm. Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer, we are in the process of conducting an evaluation of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Under SEC rules, our management is required to report on the effectiveness of our internal control over financial reporting and our independent registered public accounting firm will attest to management’s report. On November 30, 2004, the SEC issued an exemptive order providing companies of a certain size with a 45 day extension for the filing of management’s report and the attestation of our independent auditor. We are eligible for and have elected to utilize this 45 day extension, and therefore, this Annual Report on Form 10-K does not include these reports. These reports will be included in an amended Form 10-K that we expect to file in April 2005. We intend to exclude from our assessment the internal control over financial reporting at Brooks Sports, Inc., which we acquired on December 30, 2004 and whose financial statements reflect total assets that constitute approximately twelve percent of the consolidated total assets for the Company as of January 1, 2005. Currently, we are not aware of any material weaknesses in our internal control over financial reporting.

Changes in Internal Control. During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

(a) “Election of Directors” from the Proxy Statement is incorporated herein by reference.

Additional executive officers who are not directors are as follows:

		Officer
Name	Age	Since	Position
Jonathan R. Letzler	48	1998	President and Chief Operating Officer

Julio A. Barea	57	2003	Senior Vice President/ President and Chief Executive Officer, Activewear

Edsel W. Flowers	49	2003	Senior Vice President, Human Resources

Floyd G. Hoffman	62	1999	Senior Vice President, Corporate Development, General Counsel and Secretary

Robert D. Koney, Jr.	48	2004	Senior Vice President, Chief Financial Officer

Larry E. Workman	61	1987	Corporate Controller

Mr. Letzler was employed by Russell in 1998 as Senior Vice President and Chief Executive Officer of the Jerzees Division. He was named President and Chief Operating Officer in 2001. Prior to joining Russell, he was with Sara Lee Corporation from 1980 to 1998, most recently as President of Hanes Hosiery and prior to that he was President of the Hanes Printables Division.

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

Mr. Koney was employed by Russell as Senior Vice President, Chief Financial Officer in 2004. Prior to joining Russell, he was with Goodrich Corporation for 18 years, most recently as Vice President, Controller and Chief Accounting Officer since 1998. Prior to Goodrich, he had been manager of federal taxation with Picker International for 4 years and a senior tax accountant. Mr. Koney began his career as a staff auditor with Arthur Andersen & Company in 1978.

Mr. Workman was named Corporate Controller in 1987. He has been employed by Russell since 1969 as an accountant and served as Manager, Cost Accounting, from 1970 to 1987.

All executive officers and all other officers of the Company were elected or re-elected to their positions at the Board of Directors meeting on February 9, 2005.

(b) “Committees of the Board of Directors; Meetings” from the Proxy Statement is incorporated herein by reference.

(c) “Section 16(a) Beneficial Ownership Reporting Compliance” from the Proxy Statement is incorporated herein by reference.

(d) “Conduct Guidelines and Code of Conduct” from the Proxy Statement is incorporated herein by reference.

(e) There have been no material changes to the procedures by which security holders may recommend nominees to the Company’s Board of Directors.

ITEM 11. EXECUTIVE COMPENSATION

“Executive Compensation” from the Proxy Statement is incorporated herein by reference. “Management Development and Compensation Committee Report on Executive Compensation” and “Comparison of Five-Year Cumulative Total Return” from the Proxy Statement are incorporated herein by reference, but pursuant to Instruction (9) to Item 402(a)(3) of Regulation S-K shall not be deemed to be filed with the SEC or subject to the liabilities of Section 18 of the Securities Exchange Act of 1934.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	“Principal Shareholders” from the Proxy Statement is incorporated herein by reference.

(b)	Information concerning security ownership of management from the Proxy Statement under the caption “Security Ownership of Executive Officers and Directors” is incorporated herein by reference.

(c)	There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

			NUMBER OF SECURITIES
	NUMBER OF SECURITIES		REMAINING AVAILABLE FOR
	TO BE ISSUED UPON	WEIGHTED-AVERAGE	FUTURE ISSUANCE UNDER
	EXERCISE OF	EXERCISE PRICE OF	EQUITY COMPENSATION PLANS
	OUTSTANDING OPTIONS,	OUTSTANDING OPTIONS,	(EXCLUDING SECURITIES
	WARRANTS AND RIGHTS	WARRANTS AND RIGHTS	REFLECTED IN COLUMN (a))
PLAN CATEGORY	(a)	(b)	(c)
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	2,618,170	$21.09	3,151,472	(1)
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS	831,777	$15.91	148,198	(2)

TOTAL	3,449,947	$19.84	3,299,670

(1)	Of this number of shares, 504,104, 2,345,238 and 302,130 are reserved for issuance under the 2000 Employee Stock Purchase Plan, Executive Incentive Plan and the 2000 Non-Employee Directors’ Compensation Plan, respectively. Both the Executive Incentive Plan and the 2000 Non-Employee Directors’ Compensation Plan permit grants of several forms of equity securities in addition to options, warrants or rights. See Note 7 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

(2)	These shares are reserved for issuance under the Russell Corporation 2000 Stock Option Plan (the “2000 Option Plan”). The 2000 Option Plan was adopted by the Board of Directors as an incentive compensation plan that gives us broad discretion to grant awards, and develop the terms of such awards, to any employee or consultant of the Company. Approval of the 2000 Option Plan by security holders was not required under applicable regulations. The 2000 Option Plan permits the issuance of awards in a variety of forms, including: (a) incentive stock options; (b) non-qualified stock options; (c) reload stock options; (d) restricted shares; (e) bonus shares; (f) deferred shares; (g) freestanding stock appreciation rights; (h) tandem stock appreciation rights; (i) performance units; and (j) performance shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

“Transactions with Management and Others and Certain Business Relationships” from the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Fees and All Other Fees” from the Proxy Statement is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) List of Documents filed as part of this Report:

     (1) Financial Statements

     All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K

     (2) Financial Statement Schedule

Schedule		Page
Number	Description	Number
II	Valuation and Qualifying Accounts	59

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Incorporation by Reference
Numbers	Description	or Filed Herewith
(2a)	Agreement and Plan of Merger dated as of January 30, 2004 by and between Russell Corporation, an Alabama corporation, and Russell Corporation, a Delaware corporation	Exhibit (2) to Annual Report on Form 10-K for year ended January 3, 2004

(2b)	Agreement and Plan of Reorganization, dated as of December 14, 2004, by and among Brooks Sports, Inc., the Principal Shareholders named therein, Russell Corporation and ADR Acquisition Corporation, along with Amendment Nos. 1 and 2 thereto, dated as of December 16 and December 23, 2004, respectively. Filed without exhibits and schedules. Russell agrees to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Exhibit 2.1 to Current Report on Form 8-K filed January 5, 2005

(3a)	Restated Articles of Incorporation	Exhibit (3a) to Annual Report on Form 10-K for year ended January 4, 2003

(3b)	Form of Resolution Establishing and Designating Series A Junior Participating Preferred Stock as Adopted on October 25, 1989	Exhibit 4.2 to Current Report on Form 8-K filed September 17, 1999

(3c)	Bylaws	Exhibit (3c) to Annual Report on Form 10-K for year ended January 4, 2003

(4a)	Rights Agreement dated as of September 15, 1999 between the Company and SunTrust Bank, Atlanta, Georgia	Exhibit 4.1 to Current Report on Form 8-K filed on September 17, 1999

(4b)	Loan and Security Agreement dated as of April 18, 2002 relating to the Company’s $300,000,000 Revolving Credit Facility and $25,000,000 Term Loan Facility[1]	Exhibit 4.1 to Quarterly Report on Form 10-Q filed on May 15, 2002

(4c)	Amendment No. 1 to Loan and Security Agreement dated as of March 11, 2003 relating to the Company’s $300,000,000 Revolving Credit Facility and $25,000,000 Term Loan Facility	Exhibit (4c) to Annual Report on Form 10-K for year ended January 4, 2003

(4d)	Indenture dated as of April 18, 2002 relating to the Company’s 9.25% Senior Notes due 2010	Exhibit 4.2 to Quarterly Report on Form 10-Q filed May 15, 2002

(4e)	Registration Rights Agreement effective as of January 31, 2005	Filed Herewith

(10a)	Russell Corporation 1997 Non-Employee Directors’ Stock Grant, Stock Option and Deferred Compensation Plan	Exhibit (10f) to Annual Report on Form 10-K for year ended January 2, 1999

(10b)	Executive Incentive Plan	Appendix B to Proxy Statement dated March 16, 2000

(10c)	Russell Corporation Amended and Restated Flexible Deferral Plan	Exhibit (10d) to Annual Report on Form 10-K for year ended January 4, 2003

(10d)	First Amendment to the Russell Corporation Flexible Deferral Plan	Filed Herewith

(10e)	Second Amendment to the Russell Corporation Flexible Deferral Plan	Filed Herewith

[1] Portions of the Loan and Security Agreement have been omitted pursuant to a request for confidential treatment approved by the Securities and Exchange Commission (“SEC”). The omitted material has been filed separately with the SEC.

Exhibit		Incorporation by Reference
Numbers	Description	or Filed Herewith
(10f)	Russell Corporation 2000 Stock Option Plan	Exhibit 4(k) to Registration Statement No. 333-30238

(10g)	Russell Corporation Employee Stock Purchase Plan	Exhibit 4(k) to Registration Statement No. 333-30236

(10h)	Amendment No. 1 to the Russell Corporation Employee Stock Purchase Plan	Exhibit (10i) to Annual Report on Form 10-K for year ended December 29, 2001

(10i)	Russell Corporation 2000 Non-Employee Directors’ Compensation Plan	Exhibit 4(m) to Registration Statement No. 333-55340

(10j)	First Amendment to the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan dated December 11, 2002	Exhibit (10i) to Annual Report on Form 10-K for year ended January 4, 2003

(10k)	Second Amendment to the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan dated February 10, 2004	Exhibit (10j) to Annual Report on Form 10-K for year ended January 3, 2004

(10l)	Amended and Restated Employment Agreement dated April 1, 2001, by and between the Company and John F. Ward	Exhibit (10m) to Annual Report on Form 10-K for year ended December 30, 2000

(10m)	Amended and Restated Executive Deferred Compensation and Buyout Plan dated April 1, 2001, by and between the Company and John F. Ward	Exhibit (10n) to Annual Report on Form 10-K for year ended December 30, 2000

(10n)	Amendment, dated as of May 21, 2003, to the Amended and Restated Employment Agreement dated April 1, 2001, by and between the Company and John F. Ward	Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 19, 2003

(10o)	Amended and Restated Employment Agreement dated as of November 20, 2002 by and between the Company and Jonathan R. Letzler	Exhibit (10l) to Annual Report on Form 10-K for year ended January 4, 2003

(10p)	Russell Corporation Amended and Restated Supplemental Executive Retirement Plan dated January 1, 2002	Exhibit (10m) to Annual Report on Form 10-K for year ended January 4, 2003

(10q)	First Amendment to the Russell Corporation Supplemental Executive Retirement Plan	Exhibit (10a) to Quarterly Report on Form 10-Q filed August 12, 2004

(10r)	Second Amendment to the Russell Corporation Supplemental Executive Retirement Plan	Filed Herewith

(10s)	Supply Agreement dated as of December 28, 2001 by and between the Company and Frontier Yarns, LLC and Frontier Spinning Mills, Inc.[2]	Exhibit (10p) to Annual Report on Form 10-K for year ended December 29, 2001

(10t)	Russell Corporation Amended and Restated Supplemental Retirement Benefit Plan dated January 1, 2002	Exhibit (10o) to Annual Report on Form 10-K for year ended January 4, 2003

(10u)	Employment Agreement dated as of January 17, 1999 by and between the Company and Floyd G. Hoffman	Exhibit (10q) to Annual Report on Form 10-K for year ended January 4, 2003

[2] Portions of the Supply Agreement have been omitted pursuant to a request for confidential treatment approved by the SEC. The omitted material has been filed separately with the SEC.

Exhibit		Incorporation by Reference
Numbers	Description	or Filed Herewith
(10v)	Employment Agreement dated as of June 16, 2003 by and between the Company and Edsel W. Flowers	Filed Herewith

(10w)	Employment Agreement dated as of October 24, 2003 by and between the Company and Julio A. Barea	Filed Herewith

(10x)	Employment Agreement, dated as of August 25, 2004, between the Company and Robert D. Koney, Jr.	Exhibit (10b) to Quarterly Report on Form 10-Q filed November 12, 2004

(10y)	Retirement Agreement, dated as of July 26, 2004, between Russell Corporation and JT Taunton, Jr.[3]	Exhibit (10a) to Quarterly Report on Form 10-Q filed November 12, 2004

(10z)	Form of Change of Control Agreement with Julio A. Barea, Floyd G. Hoffman and Edsel W. Flowers	Exhibit (10r) to Annual Report on Form 10-K for year ended January 4, 2003

(14)	Code of Ethics	Exhibit (14) to Annual Report on Form 10-K for year ended January 3, 2004

(21)	List of Subsidiaries	Filed Herewith

(23)	Consent of Ernst & Young LLP, Independent Auditors	Filed Herewith

(24)	Powers of Attorney	Filed Herewith

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification	Filed Herewith

(31b)	Rule 13-a-14(a)/15d-14(a) CFO Certification	Filed Herewith

(32)	Section 1350 Certifications	Filed Herewith

[3] Portions of Retirement Agreement have been omitted pursuant to a request for confidential treatment filed with the SEC. The omitted material has been filed separately with the SEC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: March 17, 2005	/s/ John F. Ward

John F. Ward Chairman and CEO

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John F. Ward	Chairman and CEO	March 17, 2005

John F. Ward		Date

/s/ Robert D. Koney, Jr.	Senior Vice President,	March 17, 2005

Robert D. Koney, Jr.	Chief Financial Officer	Date

/s/ Herschel M. Bloom	Director	March 17, 2005

Herschel M. Bloom*		Date

/s/ Ronald G. Bruno	Director	March 17, 2005

Ronald G. Bruno*		Date

/s/ Arnold W. Donald	Director	March 17, 2005

Arnold W. Donald*		Date

/s/ Rebecca C. Matthias	Director	March 17, 2005

Rebecca C. Matthias*		Date

/s/ C.V. Nalley III	Director	March 17, 2005

C.V. Nalley III*		Date

/s/ Margaret M. Porter	Director	March 17, 2005

Margaret M. Porter*		Date

/s/ Mary Jane Robertson	Director	March 17, 2005

Mary Jane Robertson*		Date

/s/ John R. Thomas	Director	March 17, 2005

John R. Thomas*		Date

/s/ John A. White	Director	March 17, 2005

John A. White*		Date

/s/ Larry E. Workman	Controller	March 17, 2005

Larry E. Workman	(Principal Accounting Officer)	Date

*	By Christopher M. Champion as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

By:	/s/ Christopher M. Champion

Christopher M. Champion
As Attorney-in-Fact

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RUSSELL CORPORATION AND SUBSIDIARIES

	BALANCE AT	ADDITIONS				BALANCE
	BEGINNING	CHARGED TO COSTS				AT END
DESCRIPTION	OF PERIOD	AND EXPENSES	ACQUISITIONS	DEDUCTIONS		OF PERIOD

YEAR ENDED JANUARY 01, 2005
Allowance for doubtful accounts	$5,768,678	$1,680,395	$—	$860,361	(1)	$6,588,712
Reserve for discounts and returns	4,515,788	19,539,195	—	12,660,042	(2)	11,394,941

TOTALS	$10,284,466	$21,219,590	$—	$13,520,403		$17,983,653

YEAR ENDED JANUARY 3, 2004
Allowance for doubtful accounts	$18,050,384	$1,160,460	$438,658	$13,880,824	(1)	$5,768,678
Reserve for discounts and returns	4,904,050	11,820,210	464,842	12,673,314	(2)	$4,515,788

TOTALS	$22,954,434	$12,980,670	$903,500	$26,554,138		$10,284,466

YEAR ENDED JANUARY 4, 2003
Allowance for doubtful accounts	$11,968,071	$7,486,500	$—	$1,404,187	(1)	$18,050,384
Reserve for discounts and returns	3,815,761	12,985,537	—	11,897,248	(2)	4,904,050

TOTALS	$15,783,832	$20,472,037	$—	$13,301,435		$22,954,434

(1)	Uncollectible accounts written off, net of recoveries

(2)	Discounts and returns allowed customers during the year

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS
RUSSELL CORPORATION AND SUBSIDIARIES

	RESERVE AT	ADDITIONS					BALANCE
	BEGINNING	CHARGED TO COSTS					AT END
DESCRIPTION	OF PERIOD	AND EXPENSES		ACQUISITIONS	DEDUCTIONS		OF PERIOD

YEAR ENDED JANUARY 01, 2005
Asset impairment	$20,249,000	$—		$—	$10,346,000	(9)	$9,903,000
Employee terminations	2,793,000	—		—	2,763,000	(3)	30,000
Inventory losses including shipping and warehousing costs	25,000	—		—	25,000	(5)	—
Termination of certain licenses and contracts	245,000	—		—	93,000	(3)	152,000
Exit cost related to facilities	—	542,000		—	542,000	(3)	—
Other	556,000	—		—	556,000	(3)	—

TOTALS	$23,868,000	$542,000		$—	$14,325,000		$10,085,000

YEAR ENDED JANUARY 3, 2004
Asset impairment	$41,559,000	$3,090,000		$—	$24,400,000	(7)	$20,249,000
Employee terminations	640,000	4,482,000		—	2,329,000	(3)	2,793,000
Inventory losses including shipping and warehousing costs	37,000	—		—	12,000	(5)	25,000
Termination of certain licenses and contracts	395,000	528,000		—	678,000	(3)	245,000
Exit cost related to facilities	1,298,000	230,000		—	1,528,000	(6)	—
Other	—	573,000		—	17,000	(3)	556,000

TOTALS	$43,929,000	$8,903,000	(8)	$—	$28,964,000		$23,868,000

YEAR ENDED JANUARY 4, 2003
Asset impairment	$43,547,000	$5,288,000		$—	$7,276,000	(12)	$41,559,000
Employee terminations	11,673,000	—		—	11,033,000	(11)	640,000
Inventory losses including shipping and warehousing costs	9,175,000	403,000		—	9,541,000	(5)	37,000
Termination of certain licenses and contracts	1,417,000	—		—	1,022,000	(10)	395,000
Exit cost related to facilities	3,049,000	834,000		—	2,585,000	(3)	1,298,000
Other	725,000	—		—	725,000	(4)	—

TOTALS	$69,586,000	$6,525,000	(13)	$—	$32,182,000		$43,929,000

(3)	Represents cash paid

(4)	Represents asset write-offs

(5)	Represents assets sold after write-downs

(6)	Represents cash paid of $1,000,000 and an adjustment of $528,000 to reflect our best estimate of the ultimate settlement of this liability

(7)	Represents asset sold after write-downs and includes $1,072,000 of gains realized on the sale of assets held for sale at the beginning of 2003

(8)	This additional expense was partially offset by the adjustment noted at (6) along with the realized gains on asset sales discussed in (7)

(9)	Represents assets sold after writedown resulting in a net gain of $431,000

(10)	Represents cash paid of $619,000 and an adjustment of $403,000 to reflect our best estimate of the ultimate settlement of this liability

(11)	Represents cash paid of $10,662,000 and an adjustment of $371,000 to reflect our best estimate of the ultimate settlement of this liability

(12)	Represents asset sold after write-downs and includes $5,751,000 of gains realized on the sale of assets held for sale at the beginning of 2002

(13)	This additional expense was completely offset by the adjustments noted at (10) and (11) along with the realized gains on asset sales discussed in (12)