Form 10-K/A
period 2005-01-01
RUSSELL CORP
filed 2005-04-27
CIK 85812

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended JANUARY 1, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 1-5822

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

ITEM 9A. CONTROLS AND PROCEDURES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-23 CONSENT OF ERNST & YOUNG, LLP
EX-31(A) SECTION 302 CERTIFICATION OF THE CEO
EX-31(B) SECTION 302 CERTIFICATION OF THE CFO
EX-32 SECTION 906 CERTIFICATION OF THE CEO AND CFO

EXPLANATORY NOTE

Russell Corporation (the Company) is filing this Amendment No. 1 on Form 10-K/A (the Amendment) to the Company’s Annual Report on Form 10-K for the year ended January 1, 2005 (which was filed with the Securities and Exchange Commission (the SEC) on March 17, 2005) pursuant to an exemptive order issued by the Securities and Exchange Commission (SEC Release No. 34-50754). In accordance with the exemptive order, the Company may include management’s annual report on internal control over financial reporting and the related report of the Company’s independent registered public accounting firm in an amendment to its Annual Report on Form 10-K not later than forty-five days after the prescribed period for filing such Annual Report on Form 10-K. In compliance with the exemptive order, the Company is filing this Amendment to:

•	Include a Report of Independent Registered Public Accounting Firm relating to the Company’s assessment of internal control over financial reporting and effectiveness of internal control over financial reporting;

•	Include management’s annual report on internal control over financial reporting; and

•	Include a Consent of Independent Registered Public Accounting firm required as a result of the items listed above.

As a result of this Amendment, (1) the certifications pursuant to Sections 302 and 906 of the Sarbanes-Oxley Act of 2002, filed and furnished, respectively, as exhibits to the original filing, have been re-executed and re-filed as of the date of this Amendment; and (2) a Consent of Independent Registered Public Accounting Firm dated April 25, 2005 to cover their report related to our internal control over financial reporting is being filed.

Except for the amendments described above, this Amendment does not modify or update the Company’s previously reported financial statements and other financial disclosures in, or exhibits to, the original filing. Unaffected items have not been repeated in this Amendment.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure. As of January 1, 2005, the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer concluded that, as of January 1, 2005, our disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as that term is defined in Exchange Act Rule 13a-15(f). The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. All internal control systems, no matter how well designed, have inherent limitations. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. In making this assessment, the Company used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management believes that, as of January 1, 2005, the Company’s internal control over financial reporting is effective. Management excluded the internal control over financial reporting of Brooks Sports, Inc. (Brooks), which was acquired by the Company on December 30, 2004, from its assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005. Brooks’ financial statements reflect total assets that constitute approximately twelve percent of the consolidated total assets of the Company as of January 1, 2005. There was no revenue generated by Brooks that was included in the Company’s consolidated financial statements for the year ended January 1, 2005.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 1, 2005, has been audited by the Company’s independent registered public accounting firm, and that firm’s attestation report follows this report.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Shareholders
Russell Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Russell Corporation maintained effective internal control over financial reporting as of January 1, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Russell Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Brooks Sports, Inc., which is included in the fiscal 2004 consolidated financial statements of Russell Corporation and constituted $151,921,000 and $116,401,000 of total and net assets, respectively, as of January 1, 2005 and $0 and $0 of revenues and net income, respectively, for the year then ended. Management did not assess the effectiveness of internal control over financial reporting at this entity as Brooks Sports, Inc. was acquired on December 30, 2004. Our audit of internal control over financial reporting of Russell Corporation also did not include an evaluation of the internal control over financial reporting of Brooks Sports, Inc.

In our opinion, management’s assessment that Russell Corporation maintained effective internal control over financial reporting as of January 1, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Russell Corporation maintained, in all material respects, effective internal control over financial reporting as of January 1, 2005, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Russell Corporation as of January 1, 2005 and January 3, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended January 1, 2005 of Russell Corporation and our report dated March 16, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

April 25, 2005
Atlanta, Georgia

Changes in Internal Control.

During the fiscal quarter ended January 1, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

     (3) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit		Incorporation by Reference
Numbers	Description	or Filed Herewith
(2a)	Agreement and Plan of Merger dated as of January 30, 2004 by and between Russell Corporation, an Alabama corporation, and Russell Corporation, a Delaware corporation	Exhibit (2) to Annual Report on Form 10-K for year ended January 3, 2004

(2b)	Agreement and Plan of Reorganization, dated as of December 14, 2004, by and among Brooks Sports, Inc., the Principal Shareholders named therein, Russell Corporation and ADR Acquisition Corporation, along with Amendment Nos. 1 and 2 thereto, dated as of December 16 and December 23, 2004, respectively. Filed without exhibits and schedules. Russell agrees to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Exhibit 2.1 to Current Report on Form 8-K filed January 5, 2005

(3a)	Restated Articles of Incorporation	Exhibit (3a) to Annual Report on Form 10-K for year ended January 4, 2003

(3b)	Form of Resolution Establishing and Designating Series A Junior Participating Preferred Stock as Adopted on October 25, 1989	Exhibit 4.2 to Current Report on Form 8-K filed September 17, 1999

(3c)	Bylaws	Exhibit (3c) to Annual Report on Form 10-K for year ended January 4, 2003

(4a)	Rights Agreement dated as of September 15, 1999 between the Company and SunTrust Bank, Atlanta, Georgia	Exhibit 4.1 to Current Report on Form 8-K filed on September 17, 1999

(4b)	Loan and Security Agreement dated as of April 18, 2002 relating to the Company’s $300,000,000 Revolving Credit Facility and $25,000,000 Term Loan Facility(1)	Exhibit 4.1 to Quarterly Report on Form 10-Q filed on May 15, 2002

(4c)	Amendment No. 1 to Loan and Security Agreement dated as of March 11, 2003 relating to the Company’s $300,000,000 Revolving Credit Facility and $25,000,000 Term Loan Facility	Exhibit (4c) to Annual Report on Form 10-K for year ended January 4, 2003

(4d)	Indenture dated as of April 18, 2002 relating to the Company’s 9.25% Senior Notes due 2010	Exhibit 4.2 to Quarterly Report on Form 10-Q filed May 15, 2002

(4e)	Registration Rights Agreement effective as of January 31, 2005	*

(10a)	Russell Corporation 1997 Non-Employee Directors’ Stock Grant, Stock Option and Deferred Compensation Plan	Exhibit (10f) to Annual Report on Form 10-K for year ended January 2, 1999

(10b)	Executive Incentive Plan	Appendix B to Proxy Statement dated March 16, 2000

(10c)	Russell Corporation Amended and Restated Flexible Deferral Plan	Exhibit (10d) to Annual Report on Form 10-K for year ended January 4, 2003

*	Filed with the Company’s original Annual Report on Form 10-K for the fiscal year ended January 1, 2005, filed on March 17, 2005.

**	Filed herewith.

[1]	Portions of the Loan and Security Agreement have been omitted pursuant to a request for confidential treatment approved by the Securities and Exchange Commission (“SEC”). The omitted material has been filed separately with the SEC.

Exhibit		Incorporation by Reference
Numbers	Description	or Filed Herewith
(10d)	First Amendment to the Russell Corporation Flexible Deferral Plan	*

(10e)	Second Amendment to the Russell Corporation Flexible Deferral Plan	*

(10f)	Russell Corporation 2000 Stock Option Plan	Exhibit 4(k) to Registration Statement No. 333-30238

(10g)	Russell Corporation Employee Stock Purchase Plan	Exhibit 4(k) to Registration Statement No. 333-30236

(10h)	Amendment No. 1 to the Russell Corporation Employee Stock Purchase Plan	Exhibit (10i) to Annual Report on Form 10-K for year ended December 29, 2001

(10i)	Russell Corporation 2000 Non-Employee Directors’ Compensation Plan	Exhibit 4(m) to Registration Statement No. 333-55340

(10j)	First Amendment to the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan dated December 11, 2002	Exhibit (10i) to Annual Report on Form 10-K for year ended January 4, 2003

(10k)	Second Amendment to the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan dated February 10, 2004	Exhibit (10j) to Annual Report on Form 10-K for year ended January 3, 2004

(10l)	Amended and Restated Employment Agreement dated April 1, 2001, by and between the Company and John F. Ward	Exhibit (10m) to Annual Report on Form 10-K for year ended December 30, 2000

(10m)	Amended and Restated Executive Deferred Compensation and Buyout Plan dated April 1, 2001, by and between the Company and John F. Ward	Exhibit (10n) to Annual Report on Form 10-K for year ended December 30, 2000

(10n)	Amendment, dated as of May 21, 2003, to the Amended and Restated Employment Agreement dated April 1, 2001, by and between the Company and John F. Ward	Exhibit 10.1 to Quarterly Report on Form 10-Q filed August 19, 2003

(10o)	Amended and Restated Employment Agreement dated as of November 20, 2002 by and between the Company and Jonathan R. Letzler	Exhibit (10l) to Annual Report on Form 10-K for year ended January 4, 2003

(10p)	Russell Corporation Amended and Restated Supplemental Executive Retirement Plan dated January 1, 2002	Exhibit (10m) to Annual Report on Form 10-K for year ended January 4, 2003

*	Filed with the Company’s original Annual Report on Form 10-K for the fiscal year ended January 1, 2005, filed on March 17, 2005.

**	Filed herewith.

Exhibit		Incorporation by Reference
Numbers	Description	or Filed Herewith
(10q)	First Amendment to the Russell Corporation Supplemental Executive Retirement Plan	Exhibit (10a) to Quarterly Report on Form 10-Q filed August 12, 2004

(10r)	Second Amendment to the Russell Corporation Supplemental Executive Retirement Plan	*

(10s)	Supply Agreement dated as of December 28, 2001 by and between the Company and Frontier Yarns, LLC and Frontier Spinning Mills, Inc. (2)	Exhibit (10p) to Annual Report on Form 10-K for year ended December 29, 2001

(10t)	Russell Corporation Amended and Restated Supplemental Retirement Benefit Plan dated January 1, 2002	Exhibit (10o) to Annual Report on Form 10-K for year ended January 4, 2003

(10u)	Employment Agreement dated as of January 17, 1999 by and between the Company and Floyd G. Hoffman	Exhibit (10q) to Annual Report on Form 10-K for year ended January 4, 2003

(10v)	Employment Agreement dated as of June 16, 2003 by and between the Company and Edsel W. Flowers	*

(10w)	Employment Agreement dated as of October 24, 2003 by and between the Company and Julio A. Barea	*

(10x)	Employment Agreement, dated as of August 25, 2004, between the Company and Robert D. Koney, Jr.	Exhibit (10b) to Quarterly Report on Form 10-Q filed November 12, 2004

(10y)	Retirement Agreement, dated as of July 26, 2004, between Russell Corporation and JT Taunton, Jr. (3)	Exhibit (10a) to Quarterly Report on Form 10-Q filed November 12, 2004

(10z)	Form of Change of Control Agreement with Julio A. Barea, Floyd G. Hoffman and Edsel W. Flowers	Exhibit (10r) to Annual Report on Form 10-K for year ended January 4, 2003

(14)	Code of Ethics	Exhibit (14) to Annual Report on Form 10-K for year ended January 3, 2004

(21)	List of Subsidiaries	*

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	**

(24)	Powers of Attorney	*

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification	**

*	Filed with the Company’s original Annual Report on Form 10-K for the fiscal year ended January 1, 2005, filed on March 17, 2005.

**	Filed herewith.

[2]Portions of the Supply Agreement have been omitted pursuant to a request for confidential treatment approved by the SEC. The omitted material has been filed separately with the SEC.

[3]Portions of Retirement Agreement have been omitted pursuant to a request for confidential treatment filed with the SEC. The omitted material has been filed separately with the SEC.

Exhibit		Incorporation by Reference
Numbers	Description	or Filed Herewith
(31b)	Rule 13-a-14(a)/15d-14(a) CFO Certification	**

(32)	Section 1350 Certifications	**

*	Filed with the Company’s original Annual Report on Form 10-K for the fiscal year ended January 1, 2005, filed on March 17, 2005.

**	Filed herewith.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: April 27, 2005	/s/ John F. Ward

John F. Ward
Chairman and CEO
(Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John F. Ward	Chairman and Chief Executive Officer	April 27, 2005

John F. Ward	(Director, Principal Executive Officer)	Date

/s/ Robert D. Koney, Jr.	Senior Vice President, Chief Financial Officer	April 27, 2005

Robert D. Koney, Jr.	(Principal Financial Officer)	Date

/s/ Herschel M. Bloom	Director	April 27, 2005

Herschel M. Bloom*		Date

/s/ Ronald G. Bruno	Director	April 27, 2005

Ronald G. Bruno*		Date

/s/ Arnold W. Donald	Director	April 27, 2005

Arnold W. Donald*		Date

/s/ Rebecca C. Matthias	Director	April 27, 2005

Rebecca C. Matthias*		Date

/s/ C.V. Nalley III	Director	April 27, 2005

C.V. Nalley III*		Date

/s/ Margaret M. Porter	Director	April 27, 2005

Margaret M. Porter*		Date

/s/ Mary Jane Robertson	Director	April 27, 2005

Mary Jane Robertson*		Date

/s/ John R. Thomas	Director	April 27, 2005

John R. Thomas*		Date

/s/ John A. White	Director	April 27, 2005

John A. White*		Date

/s/ Larry E. Workman	Controller	April 27, 2005

Larry E. Workman	(Principal Accounting Officer)	Date

*	By Christopher M. Champion as Attorney-in-Fact pursuant to Powers of Attorney executed by the directors listed above, which Powers of Attorney have been filed with the Securities and Exchange Commission.

By:	/s/ Christopher M. Champion

Christopher M. Champion
As Attorney-in-Fact