Form 10-Q
period 2005-04-03
RUSSELL CORP
filed 2005-05-11
CIK 85812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number

1-5822

RUSSELL CORPORATION

(Exact Name of Registrant as Specified in Its Charter)

Delaware	63-0180720
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3330 Cumberland Blvd., Suite 800, Atlanta, Georgia	30339
(Address of Principal Executive Offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock.

Class	Outstanding at May 6, 2005
Common Stock, Par Value $.01 Per Share	32,920,262 shares (Excludes Treasury)

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUSSELL CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	April 3, 2005	January 1, 2005	April 4, 2004
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash	$29,209	$29,816	$35,225
Accounts receivable, net	241,179	212,063	178,415
Inventories – Note 2	445,825	411,701	380,972
Prepaid expenses & other current assets	33,860	23,838	32,069

Total current assets	750,073	677,418	626,681

Property, plant & equipment, net	322,461	322,890	323,172

Other assets	252,260	253,801	129,880

Total assets	$1,324,794	$1,254,109	$1,079,733

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$92,353	$94,642	$71,204
Accrued expenses	98,127	99,834	79,106
Short-term debt	20,359	18,190	8,942
Current maturities of long-term debt	6,990	6,938	6,850

Total current liabilities	217,829	219,604	166,102

Long-term debt, less current maturities	438,901	372,921	319,294

Deferred liabilities	85,859	84,637	65,552

Non-controlling interests	14,742	14,096	12,075

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares, issued 41,419,958 shares	414	414	414
Paid-in capital	40,206	40,716	38,552
Retained earnings	756,671	755,799	712,310
Treasury stock, at cost (8,547,813 shares at 4/3/05, 8,654,614 shares at l/1/05 and 8,841,802 shares at 4/4/04)	(198,169)	(201,171)	(206,802)
Accumulated other comprehensive loss	(31,659)	(32,907)	(27,764)

Total stockholders’ equity	567,463	562,851	516,710

Total liabilities & stockholders’ equity	$1,324,794	$1,254,109	$1,079,733

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	13 Weeks Ended
	April 3, 2005	April 4, 2004
Net sales	$313,242	$251,793
Cost of goods sold	227,351	187,160

Gross profit	85,891	64,633

Selling, general & administrative expenses	73,517	56,478
Other (income) expense, net	(546)	138

Operating income	12,920	8,017

Interest expense, net	8,889	7,187
Earnings of non-controlling interests	674	—

Income before income taxes	3,357	830

Provision for income taxes	1,175	299

Net income	$2,182	$531

Weighted-average common shares outstanding:
Basic	32,856,924	32,546,574
Diluted	33,195,681	32,834,510

Net income per common share:
Basic	$0.07	$0.02
Diluted	$0.07	$0.02

Cash dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Dollars in Thousands)

(Unaudited)

	13 Weeks Ended
	April 3, 2005	April 4, 2004
Operating Activities:
Net income	$2,182	$531
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	12,501	11,442
Amortization	934	298
Earnings of non-controlling interests	674	—
Provision for deferred income taxes	8,178	—
Other	1,555	71
Changes in operating assets & liabilities:
Trade accounts receivable	(33,862)	(1,275)
Inventories	(35,048)	(31,078)
Prepaid expenses and other current assets	(1,918)	(139)
Other assets	167	3,855
Accounts payable and accrued expenses	(11,175)	(9,279)
Income taxes	(8,079)	(798)
Pension and other deferred liabilities	2,149	(922)

Net cash used in operating activities	(61,742)	(27,294)
Investing Activities:
Purchases of property, plant & equipment	(12,002)	(3,241)
Proceeds from the sale of property, plant & equipment and other assets	114	502
Cash refunded from (paid for) acquisitions, joint ventures and other, net	3,903	(1,965)
Other	300	1,319

Net cash used in investing activities	(7,685)	(3,385)
Financing Activities:
Borrowings on credit facility, net	64,610	37,645
Borrowings on short-term debt, net	3,863	992
Dividends on common stock	(1,311)	(1,301)
Treasury stock re-issued	1,653	679
Cost of common stock for treasury	(8)	(17)

Net cash provided by financing activities	68,807	37,998
Effect of exchange rate changes on cash	13	(69)

Net (decrease) increase in cash	(607)	7,250
Increase in cash from consolidating Frontier Yarns, LLC	—	7,859
Cash balance at beginning of period	29,816	20,116

Cash balance at end of period	$29,209	$35,225

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of April 3, 2005 and April 4, 2004, and the results of our operations for the thirteen weeks ended April 3, 2005 and April 4, 2004, and our cash flows for the thirteen weeks ended April 3, 2005 and April 4, 2004. The unaudited condensed consolidated financial statements as of April 3, 2005 and April 4, 2004 include the consolidation of Frontier Yarns, LLC (“Frontier Yarns”), our 45.3% owned yarn joint venture. Prior to April 4, 2004, we accounted for our investment in Frontier Yarns using the equity method of accounting.

The condensed consolidated balance sheet at January 1, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information about our significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in our Annual Report on Form 10-K for the year ended January 1, 2005.

Certain prior year amounts have been reclassified to conform to the 2005 presentation. These changes had no impact on previously reported results of operations or stockholders’ equity.

Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen weeks ended April 3, 2005 and April 4, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	INVENTORIES

The components of inventories consist of the following: (in thousands)

	4/3/05	1/1/05	4/4/04
Finished goods	$353,958	$340,487	$314,623
Work in process	66,261	53,598	49,873
Raw materials and supplies	25,944	25,711	17,918

	446,163	419,796	382,414

LIFO and lower-of-cost or market adjustments, net	(338)	(8,095)	(1,442)

	$445,825	$411,701	$380,972

3.	COMMITMENTS AND CONTINGENCIES

Commitments. Refer to Note 8 to our consolidated financial statements in our 2004 Annual Report on Form 10-K for a description of our commitments.

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

4.	STOCK-BASED COMPENSATION

On January 5, 2003, we adopted the prospective transition provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 148, which amended SFAS No. 123, Accounting and Disclosure of Stock-based Compensation. SFAS No. 148 uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized stock compensation expense of approximately $1.0 million and $0.5 million for the thirteen weeks ended April 3, 2005 and April 4, 2004, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

	13 Weeks Ended (in thousands)
	4/3/05	4/4/04
Reported net income	$2,182	$531
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied for all periods	(14)	(60)

Pro forma net income	$2,168	$471

Reported net income per share-basic	$0.07	$0.02
Pro forma net income per share-basic	$0.07	$0.01
Reported net income per share-diluted	$0.07	$0.02
Pro forma net income per share-diluted	$0.07	$0.01

5.	DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended
	4/3/05	4/4/04
Basic weighted-average common shares outstanding	32,856,924	32,546,574
Net common shares underlying unissued restricted stock and issuable on exercise of dilutive stock options	338,757	287,936

Diluted weighted-average common shares outstanding	33,195,681	32,834,510

Options to purchase 1.6 million and 1.8 million shares of our common stock were excluded from the computation of diluted weighted-average common shares outstanding for the thirteen weeks ended April 3, 2005 and April 4, 2004, respectively, because the exercise prices of the options exceeded the average market price.

6.	COMPREHENSIVE INCOME

Accumulated other comprehensive loss as shown in the condensed consolidated balance sheet is comprised of foreign currency translation adjustments, minimum pension liabilities and foreign currency forward contracts. The components of comprehensive income, net of tax, for the periods indicated below are as follows:

	13 Weeks Ended (in thousands)
	4/3/05	4/4/04
Net Income	$2,182	$531
Foreign currency translation (loss) gain	(499)	1,018
Gain on derivative instruments	1,747	665

Comprehensive income, net	$3,430	$2,214

7.	SEGMENT INFORMATION

We operate our business globally primarily in two reportable segments: Sporting Goods and Activewear. The Sporting Goods segment consists of sports apparel, sports equipment and athletic footwear, which are sold principally under the brands Russell Athletic®, Spalding®, Brooks®, American Athletic®, Huffy Sports®, Mossy Oak®, Moving Comfort®, Bike®, Dudley®, and Sherrin®. We market and distribute products in the Sporting Goods segment primarily through sporting goods dealers, specialty running stores, department and sports specialty stores and college stores. Products in the Sporting Goods segment are either manufactured or sourced.

The Activewear segment consists of our basic, performance and careerwear apparel products, such as t-shirts, sweatshirts and sweatpants, knit shirts, socks and school uniforms. Products in the Activewear segment are sold principally under the JERZEES® and Cross Creek® brands through mass merchandisers, distributors, screenprinters, and embroiderers. Products in the Activewear segment are manufactured utilizing a combination of owned facilities and third-party contractors or are sourced.

Other segments that do not meet the quantitative thresholds for determining reportable segments primarily include our fabrics division, custom private label business and Frontier Yarns. These are included in the “All Other” data presented herein.

Prior to 2005, we operated our business along distribution channels and reported two segments: Domestic and International Apparel. In 2005 and after several acquisitions in prior years that have redefined Russell as an authentic athletic and sporting goods company, we have realigned our operations by brands and products. Accordingly, the segment data presented herein for 2004 has been restated to present our segment data on the new basis of segment reporting.

Our management evaluates performance and allocates resources based on profit or loss from operations before interest, income taxes, and special charges (Segment operating income). Segment operating income as presented by us may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note One to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 1, 2005. Intersegment transfers are recorded at cost, and there is no intercompany profit or loss on intersegment transfers.

Following is selected financial data by reportable segment:

	13 Weeks Ended (in thousands)
	4/3/05	4/4/04
Net sales:
Sporting Goods	$165,303	$121,579
Activewear	130,326	117,415
All Other	17,613	12,799

Total net sales	$313,242	$251,793

Segment operating income:
Sporting Goods	$12,443	$12,288
Activewear	3,097	(2,600)
All Other	2,948	1,138

Total Segment operating income	$18,488	$10,826

Depreciation & amortization expense:
Sporting Goods	$3,957	$2,966
Activewear	6,319	6,621
All Other	1,535	1,132
Corporate	1,624	1,021

Total depreciation & amortization expense	$13,435	$11,740

Capital expenditures:
Sporting Goods	$1,418	$966
Activewear	8,933	1,891
All Other	307	111
Corporate	1,344	273

Total capital expenditures	$12,002	$3,241

Assets:
Sporting Goods	$543,659	$344,398
Activewear	595,572	534,201
All Other	62,557	62,544
Corporate	123,006	138,590

Total assets	$1,324,794	$1,079,733

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	13 Weeks Ended (in thousands)
	4/3/05	4/4/04
Total segment operating income	$18,488	$10,826
Unallocated amounts:
Corporate expenses	(6,242)	(2,809)
Interest expense, net	(8,889)	(7,187)

Consolidated income before income taxes	$3,357	$830

8.	EMPLOYEE RETIREMENT BENEFITS

The following table presents the components of net periodic pension benefit cost for our qualified, noncontributory, defined benefit pension plans and unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees:

	13 Weeks Ended (in thousands)
	4/3/05	4/4/04
Service cost	$1,407	$1,209
Interest cost	2,910	2,661
Expected return on plan assets	(2,748)	(2,670)
Net amortization	800	213

Net periodic pension benefit cost	$2,369	$1,413

9.	SUBSEQUENT EVENT

On April 6, 2005, we paid off the remaining $10 million outstanding under our Senior Secured Term Loan that was originally set to mature ratably through December 2006.

10.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, LLC; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel, LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; Russell Co-Op, LLC; and Brooks Sports, Inc. (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Corporation – Delaware; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Jerzees de Jimenez, S.A. de C.V.; Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd; Russell do Brasil, Ltda.; Russell Corp. Far East, Limited; Russell Japan KK; Spalding Canada Corp.; Jerzees de Honduras, S.A. do C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell CZ s.r.o.; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; Citygate Textiles Limited; Russell Colombia Ltda; Russell Athletic Holdings (Ireland) Limited; SGG Lisco LLC; SGG Patents LLC; RLA Manufacturing, S.de R.L.; Brooks Sports GmbH; Brooks Sports Limited (UK); Total Quality Apparel Resources, Inc. (Inactive); Cumberland Asset Management, Inc.; Jerzees Holdings (Ireland) Limited; Russco Holdings, Ltd.; and Frontier Yarns, LLC (our 45.3% owned yarn joint venture). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Alabama manufacturing operations and certain corporate management, information services and finance functions.

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

April 3, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$404	$9,958	$18,847	$—	$29,209
Trade accounts receivables, net	(3,241)	205,768	59,627	(20,975)	241,179
Inventories	294,140	61,042	90,643	—	445,825
Prepaid expenses and other current assets	28,818	7,999	1,594	(4,551)	33,860

Total current assets	320,121	284,767	170,711	(25,526)	750,073

Property, plant and equipment, net	204,197	34,556	83,708	—	322,461
Investment in subsidiaries	1,278,679	195	—	(1,278,874)	—
Intercompany balances	(661,381)	695,899	(34,518)	—	—
Other assets	69,101	171,463	11,696	—	252,260

	$1,210,717	$1,186,880	$231,597	$(1,304,400)	$1,324,794

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$140,925	$31,633	$43,448	$(25,526)	$190,480
Short-term debt	—	—	20,359	—	20,359
Current maturities of long-term debt	5,017	—	1,973	—	6,990

Total current liabilities	145,942	31,633	65,780	(25,526)	217,829

Long-term debt, less current maturities	431,569	—	7,332	—	438,901
Deferred liabilities	51,001	29,824	5,034	—	85,859
Non-controlling interests	14,742	—	—	—	14,742
Stockholders’ equity	567,463	1,125,423	153,451	(1,278,874)	567,463

	$1,210,717	$1,186,880	$231,597	$(1,304,400)	$1,324,794

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

January 1, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,554	$5,594	$21,668	$—	$29,816
Trade accounts receivables, net	(2,177)	186,294	59,629	(31,683)	212,063
Inventories	272,396	59,678	79,627	—	411,701
Prepaid expenses and other current assets	32,796	7,334	578	(16,870)	23,838

Total current assets	305,569	258,900	161,502	(48,553)	677,418

Property, plant and equipment, net	209,928	36,372	76,590	—	322,890
Investment in subsidiaries	1,243,104	195	—	(1,243,299)	—
Intercompany balances	(679,171)	701,970	(22,799)	—	—
Other assets	70,602	171,476	11,723	—	253,801

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$153,446	$40,405	$49,178	$(48,553)	$194,476
Short-term debt	—	—	18,190	—	18,190
Current maturities of long-term debt	5,016	—	1,922	—	6,938

Total current liabilities	158,462	40,405	69,290	(48,553)	219,604

Long-term debt, less current maturities	365,083	—	7,838	—	372,921
Deferred liabilities	49,540	30,002	5,095	—	84,637
Non-controlling interests	14,096	—	—	—	14,096
Stockholders’ equity	562,851	1,098,506	144,793	(1,243,299)	562,851

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

April 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$139	$19,158	$15,928	$—	$35,225
Trade accounts receivables, net	7,048	145,086	36,172	(9,891)	178,415
Inventories	305,078	35,794	40,100	—	380,972
Prepaid expenses and other current assets	29,499	2,181	821	(432)	32,069

Total current assets	341,764	202,219	93,021	(10,323)	626,681
				—
Property, plant and equipment, net	223,748	40,631	58,793	—	323,172
Investment in subsidiaries	971,736	195	—	(971,931)	—

Intercompany balances	(629,056)	650,348	(21,292)	—	—
Other assets	96,959	25,878	11,793	(4,750)	129,880

	$1,005,151	$919,271	$142,315	$(987,004)	$1,079,733

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$106,783	$26,870	$26,982	$(10,325)	$150,310
Short-term debt	—	—	8,942	—	8,942
Current maturities of long-term debt	5,000	—	2,850	(1,000)	6,850

Total current liabilities	111,783	26,870	38,774	(11,325)	166,102

Long-term debt, less current maturities	310,000	—	13,044	(3,750)	319,294
Deferred liabilities	54,583	6,122	4,847	—	65,552
Non-controlling interests	12,075	—	—	—	12,075
Stockholders’ equity	516,710	886,279	85,650	(971,929)	516,710

	$1,005,151	$919,271	$142,315	$(987,004)	$1,079,733

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 13 Weeks Ended April 3, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$279,771	$58,233	$167,849	$(192,611)	$313,242
Cost of goods sold	225,135	42,972	150,623	(191,379)	227,351

Gross profit	54,636	15,261	17,226	(1,232)	85,891
Selling, general and administrative expenses	39,445	23,024	11,048	—	73,517
Other expense (income), net	39,298	(39,070)	(774)	—	(546)

Operating income (loss)	(24,107)	31,307	6,952	(1,232)	12,920
Interest expense (income), net	18,548	(10,079)	420	—	8,889
Earnings of non-controlling interests	674	—	—	—	674

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(43,329)	41,386	6,532	(1,232)	3,357
Provision (benefit) for income taxes	(14,010)	14,088	1,097	—	1,175
Equity in earnings of consolidated subsidiaries, net of income taxes	31,501	—	—	(31,501)	—

Net income (loss)	$2,182	$27,298	$5,435	$(32,733)	$2,182

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 13 Weeks Ended April 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$191,943	$28,194	$46,296	$(14,640)	$251,793
Cost of goods sold	145,016	21,511	35,254	(14,621)	187,160

Gross profit	46,927	6,683	11,042	(19)	64,633
Selling, general and administrative expenses	36,041	13,068	7,369	—	56,478
Other expense (income), net	29,950	(29,677)	(116)	(19)	138

Operating income (loss)	(19,064)	23,292	3,789	—	8,017
Interest expense (income), net	12,755	(5,670)	102	—	7,187
Earning of non-controlling interests	—	—	—	—	—

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(31,819)	28,962	3,687	—	830
Provision (benefit) for income taxes	(175)	—	474	—	299
Equity in earnings of consolidated subsidiaries, net of income taxes	32,175	—	—	(32,175)	—

Net income (loss)	$531	$28,962	$3,213	$(32,175)	$531

Russell Corporation and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the 13 Weeks Ended April 3, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(39,821)	$(442)	$(21,479)	$—	$(61,742)

Investing Activities
Purchases of property, plant and equipment	(2,809)	(321)	(8,872)	—	(12,002)
Investment in and advances to subsidiaries	(31,216)	5,690	25,526	—	—
Proceeds from the sale of property, plant and equipment and other Assets	97	—	17	—	114
Cash refunded from (paid for) acquisitions, joint ventures and Other, net	4,466	(563)	—	—	3,903
Other	300	—	—	—	300

Net cash (used in ) provided by investing activities	(29,162)	4,806	16,671	—	(7,685)

Financing Activities
Borrowings on credit facility, net	66,499	—	(1,889)	—	64,610
Borrowings on short-term debt, net	—	—	3,863	—	3,863
Dividends on common stock	(1,311)	—	—	—	(1,311)
Treasury stock re-issued	1,653	—	—	—	1,653
Cost of common stock for treasury	(8)	—	—	—	(8)

Net cash provided by financing activities	66,833	—	1,974	—	68,807
Effect of exchange rate changes on cash	—	—	13	—	13

Net (decrease) increase in cash	(2,150)	4,364	(2,821)	—	(607)
Increase in cash from consolidating Frontier Yarns, LLC	—	—	—	—	—
Cash balance at beginning of period	2,554	5,594	21,668	—	29,816

Cash balance at end of period	$404	$9,958	$18,847	$—	$29,209

Russell Corporation and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the 13 Weeks Ended April 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(15,375)	$3,543	$(15,462)	$—	$(27,294)

Investing Activities
Purchases of property, plant and equipment	(1,325)	(251)	(1,665)	—	(3,241)
Investment in and advances to subsidiaries	(20,433)	22	20,411	—	—
Proceeds from sales of property, plant and equipment	498	4	—	—	502
Cash paid for acquisitions, joint ventures and other	(1,965)	—	—	—	(1,965)
Other	1,319	—	—	—	1,319

Net cash (used in) provided by investing activities	(21,906)	(225)	18,746	—	(3,385)

Financing Activities
Borrowings on credit facility, net	37,645	—	—	—	37,645
Borrowings on short-term debt	—	—	992	—	992
Dividends on common stock	(1,301)	—	—	—	(1,301)
Treasury stock re-issued	679	—	—	—	679
Cost of common stock for treasury	(17)	—	—	—	(17)

Net cash provided by (used in) financing activities	37,006	—	992	—	37,998
Effect of exchange rate changes on cash	—	—	(69)	—	(69)

Net (decrease) increase in cash	(275)	3,318	4,207	—	7,250
Increase in cash from consolidating Frontier Yarns, LLC	—	—	7,859	—	7,859
Cash balance at beginning of period	414	15,840	3,862	—	20,116

Cash balance at end of period	$139	$19,158	$15,928	$—	$35,225

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Russell Corporation

We have reviewed the condensed consolidated balance sheets of Russell Corporation and subsidiaries as of April 3, 2005 and April 4, 2004, and the related condensed consolidated statements of income and condensed consolidated statements of cash flows for the three-month periods ended April 3, 2005 and April 4, 2004. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed consolidated financial statements referred to above for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Russell Corporation and subsidiaries as of January 1, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended [not presented herein] and in our report dated March 16, 2005, we expressed an unqualified opinion on those consolidated financial statements and included an explanatory paragraph for the consolidation of Frontier Yarns in accordance with the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of January 1, 2005, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Ernst & Young LLP

Atlanta, Georgia

May 5, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Russell Corporation is a leading authentic athletic and sporting goods company with over a century of success. We operate our business globally primarily in two reportable segments: Sporting Goods and Activewear. The Sporting Goods segment consists of sports apparel, sports equipment and athletic footwear, which are sold principally under the brands Russell Athletic®, Spalding®, Brooks®, American Athletic®, Huffy Sports®, Mossy Oak®, Moving Comfort®, Bike®, Dudley®, and Sherrin®. The Activewear segment consists of our basic, performance and careerwear apparel products, such as t-shirts, sweatshirts and sweatpants, knit shirts, socks and school uniforms. Products in the Activewear segment are sold principally under the JERZEES® and Cross Creek® brands. Other businesses that do not meet the quantitative thresholds for determining reportable segments primarily include our fabrics division, custom private label business and Frontier Yarns.

In 2004, we made three strategic acquisitions to further advance our position in the sports equipment and athletic footwear businesses. On June 15, 2004, we acquired American Athletic, Inc. (“AAI”), a leader in the gymnastics equipment business, but just as important to us, provided our Spalding business a platform for extension into the basketball backboard and backboard systems business. On July 19, 2004, we acquired Huffy Sports, which further expanded our basketball backboard, backboard systems and accessories business. On December 30, 2004, we entered into the athletic footwear business with the acquisition of Brooks Sports (“Brooks”). Brooks is a pioneer in the technical footwear industry, and its technical apparel is highly valued in the world by serious runners.

Typically, demand for our apparel products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our apparel products, particularly for fleece products (sweatshirts and sweatpants). Generally, we produce, source and store finished goods inventory, particularly fleece to meet the expected demand for delivery in the upcoming season.

Demand for our basketball and basketball equipment business is typically higher in the second and fourth quarters, but its seasonal pattern is not as pronounced as the fleece business. Components and complete basketball systems may be sourced with some assembly performed at our operations in the U.S. All of our inflatables (basketballs, footballs, volleyballs, soccer balls, etc.) are manufactured overseas. For Brooks, our athletic footwear and running equipment brand, we expect demand to be slightly higher in the first half of the year. Brooks sources 100% of its production, primarily from various suppliers in China.

Highlights of the first quarter of 2005 included:

•	Net sales were at record levels for the first quarter

•	2004 acquisitions of AAI, Huffy Sports and Brooks contributed approximately $54.1 million to our growth in net sales

•	Dozens shipped in our Artwear (both in the U.S. and Europe) and Mass Retail channels of the Activewear segment were up more than 10% versus prior year

•	Ongoing cost savings initiatives continued to positively impact our margins

•	Operations began, on schedule, in all three production processes in the first quarter 2005 at our Honduras textile facility

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Results

The following information is derived from our unaudited condensed consolidated statements of income for the thirteen weeks ended April 3, 2005 and April 4, 2004.

	13 Weeks Ended
(Dollars in millions)	April 3, 2005		April 4, 2004
Net sales	$313.2	100.0%	$251.8	100.0%
Cost of goods sold	227.3	72.6%	187.2	74.3%

Gross profit	85.9	27.4%	64.6	25.7%
Selling, general and administrative expenses (SG&A)	73.5	23.5%	56.5	22.4%
Other (income) expense – net	(0.5)	(0.2)%	0.1	0.1%

Operating income	12.9	4.1%	8.0	3.2%
Interest expense – net	8.9	2.8%	7.2	2.9%
Earnings of non-controlling interests	0.6	0.2%	—	—%

Income before income taxes	3.4	1.1%	0.8	0.3%
Provision for income taxes	1.2	0.4%	0.3	0.1%

Net income	$2.2	0.7%	$0.5	0.2%

Net sales for the 2005 first quarter were $313.2 million, an increase of $61.4 million, or 24.4%, from last year’s first quarter sales of $251.8 million. Incremental net sales from acquisitions (Brooks, Huffy Sports and AAI) were $54.1 million for the first quarter of 2005, while net sales from our ongoing businesses increased 2.9% over the comparable period last year. See segment analysis below for more information.

Gross profit was $85.9 million, or 27.4% of net sales, in the 2005 first quarter versus a gross profit of $64.6 million, or 25.7% of net sales, in the prior year. Excluding the contribution from acquisitions, our gross profit was $67.0 million, or 25.8% of net sales, which is consistent with the prior year. See segment analysis below for more information.

Selling, general and administrative expenses (“SG&A”) expenses were $73.5 million, or 23.5% of net sales, in the 2005 first quarter versus $56.5 million, or 22.4% of net sales, in the comparable prior year period. This increase in SG&A as a percent of net sales is primarily due to $1.1 million of additional expenses to comply with the Sarbanes-Oxley Act of 2002 and $0.6 million of additional stock compensation expense associated with grants of performance and restricted share awards under our Executive Incentive Plan.

Segment Results

The following table presents a breakdown of our net sales and segment operating income by segment:

	13 Weeks Ended (in millions)
	April 3, 2005	April 4, 2004
Net sales:
Sporting Goods	$165.3	$121.6
Activewear	130.3	117.4
All Other	17.6	12.8

Total net sales	$313.2	$251.8

Segment operating income:
Sporting Goods	$12.4	$12.3
Activewear	3.1	(2.6)
All Other	2.9	1.1

Total Segment operating income	$18.4	$10.8

Sporting Goods

For the 2005 first quarter, net sales in our Sporting Goods segment totaled $165.3 million, an increase of $43.7 million, or 36.0%, from the comparable period last year. Excluding incremental net sales from acquisitions, net sales in the Sporting Goods segment for the 2005 first quarter decreased $10.3 million or 8.5%. Approximately $5.6 million of this decrease in net sales relates to the Major League Baseball apparel contract, which expired in December 2004. In addition, lower volumes in our Mossy Oak business, from the reduction of a t-shirt program, negatively impacted net sales for the 2005 first quarter. To a lesser extent, lower pricing on certain apparel products sold in the retail channel contributed to the decrease in net sales for the 2005 first quarter versus the comparable prior year period.

In the 2005 first quarter, our Sporting Goods segment operating income was $12.4 million, or 7.5% of the segment’s net sales, versus $12.3 million, or 10.1% of the segment’s net sales, in the comparable period last year. Excluding the impact from acquisitions, Sporting Goods segment operating income was $5.6 million, or 5.0%, which is lower than the comparable prior year period primarily due to the sales decline from the loss of the Major League Baseball apparel contract and the reduction of a t-shirt program within the Mossy Oak business. To a lesser extent, lower pricing on certain apparel products sold in the retail channel negatively impacted the Sporting Goods segment operating income for the 2005 first quarter.

Activewear

For the 2005 first quarter, net sales in our Activewear segment totaled $130.3 million, an increase of $12.9 million, or 11.0%, from the comparable period last year. This increase in net sales was primarily driven by volume in the Artwear (both in the U.S. and Europe) and Mass Retail channels as dozens shipped in the 2005 first quarter were up over 10% versus the comparable prior year period.

In the 2005 first quarter, our Activewear segment operating income was $3.1 million, or 2.4% of the segment’s net sales, versus a loss of $2.6 million in the comparable period last year. This increase is the result of the sales volume increase in the Artwear (both in the U.S. and Europe) and Mass Retail channels along with lower manufacturing costs as a result of our ongoing cost savings initiatives.

All Other

For the 2005 first quarter, net sales for all other segments totaled $17.6 million, an increase of $4.8 million, or 37.6%, from the comparable period last year. This increase in net sales was primarily driven by increased volume in our fabrics division and custom private label business along with additional net sales from the consolidation of Frontier Yarns.

In the 2005 first quarter, all other segments contributed $2.9 million of segment operating income, or 16.7% of their net sales, versus $1.1 million, or 8.9% of their net sales, in the comparable period last year. Our fabrics division and custom private label business were the primary contributors to this increase in segment operating income year over year.

Corporate Expenses

Corporate expenses are primarily headquarters’ costs that are not allocated to the segments. Corporate expenses increased by $3.4 million to $6.2 million in the 2005 first quarter versus $2.8 million in the comparable prior year period. This increase was due to the incremental costs to comply with the Sarbanes-Oxley Act of 2002 and higher stock compensation, pension and health insurance costs.

OUTLOOK

We continue to expect sales for fiscal 2005 to increase approximately 15% to 17%, to approximately $1.50 billion to $1.52 billion. We still expect earnings per share, on a fully diluted basis, to be in the $1.55 to $1.65 range for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our total debt to capitalization ratio of 45.1% at April 3, 2005, increased 5.8 percentage points versus 39.3% at April 4, 2004. This increase was primarily due to a higher debt level at April 3, 2005 versus April 4, 2004, as a result of our investments in acquisitions in mid-to-late 2004, higher working capital needs and a higher level of capital expenditures.

Cash from Operating Activities

Our operations used approximately $61.7 million of cash during the first three months of 2005, versus using $27.3 million during the same period in 2004.

The increase in accounts receivable from January 1, 2005 to April 3, 2005 was approximately $32.6 million more than the increase in accounts receivable from January 3, 2004 to April 4, 2004 primarily due to stronger sales at the end of the 2005-first quarter versus the end of the 2004-first quarter. Days outstanding for the 2005-first quarter were slightly up from the comparable prior year period.

Our business is seasonal and our cash flows from operations are ordinarily higher in the second half of the year.

Cash from Investing Activities

Net cash used in investing activities was $7.7 million in the first three months of 2005 versus $3.4 million in the prior year period. Our investing activities in the 2005 first three months have consisted primarily of capital expenditures of $12.0 million less $4.3 million of proceeds from the settlement of disputes in the Spalding purchase agreement, the sale of non-core assets and a distribution from our joint ventures. In the first three months of 2004, our investing activities primarily consisted of capital expenditures of $3.2 million and additional investments in acquisitions of $2.0 million less $1.8 million of distributions from our joint ventures and proceeds from the sale of non-core assets.

For fiscal 2005, we are forecasting capital expenditures to be between $55 million and $60 million. The majority of planned fiscal 2005 capital expenditures are to further enhance our manufacturing and distribution capabilities, including the further enhancement of the new textile facility in Honduras, and to improve our information systems capabilities to support our business initiatives.

Cash From Financing Activities

We paid $1.3 million in dividends ($0.04 per share) during the first three months of 2005 and 2004.

On April 3, 2005, our debt facilities and outstanding debt obligations included:

•	$310 million in Senior Secured Credit Facilities (the “Facilities”). The Facilities include a $300 million Senior Secured Revolving Credit Facility (the “Revolver”) due April 2007, of which $176.6 million was outstanding, and $10 million outstanding under our Senior Secured Term Loan (the “Term Loan”) due ratably through December 2006;

•	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010; and

•	$29.7 million of other outstanding borrowings, of which $18.8 million related to our line of credit used by our subsidiary in the United Kingdom; $1.6 million related to draws made by Frontier Yarns on their factored receivables; and $9.3 million related to notes and capital leases held by Frontier Yarns for machinery and equipment used in operations.

On April 6, 2005, we paid off the remaining $10 million outstanding under our Term Loan.

Under the Facilities, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. Variable interest on the Revolver from January 1, 2005 to April 3, 2005 was either LIBOR plus 1.75% (4.60% at April 3, 2005) or Base Rate plus 0.25% (6.00% at April 3, 2005) and on the Term Loan was either LIBOR plus 2.25% (5.10% at April 3, 2005) or Base Rate plus 0.75% (6.50% at April 3, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%.

For the second quarter of 2005, variable interest on the Revolver will be either LIBOR plus 2.00% or Base Rate plus 0.50% with an annual commitment fee on the unused portion of the Facilities of 0.375%.

Adequacy of Borrowing Capacity

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of April 3, 2005, we had $176.6 million outstanding under the Revolver and approximately $96.2 million of availability under our Revolver. We also had $29.2 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business; satisfy our working capital, capital expenditure and pension funding requirements; and meet our foreseeable liquidity requirements, including debt service on our Senior Notes and the Facilities until the maturity of our Facilities in 2007.

Contingencies

For information concerning our ongoing litigation, see Note 3 to the Condensed Consolidated Financial Statements.

Commitments

For information about our contractual cash obligation and other commercial commitments, refer to Management’s Discussion & Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K.

Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Our financial risk management objectives are to minimize the potential impact of interest rate, foreign exchange rate and commodity price fluctuations on our earnings, cash flows and equity. To manage these risks, we may use various financial instruments, including interest rate swap agreements, foreign currency forward contracts and commodity futures contracts. Refer to Notes 1 and 4 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 1, 2005, for a more complete description of our accounting policies and the extent of our use of such instruments.

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at April 3, 2005. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis. At April 3, 2005, our outstanding debt totaled $466.3 million, which consisted of fixed-rate debt of $259.3 million and variable-rate debt of $207.0 million. Based on our average outstanding borrowings under our variable-rate debt for the thirteen weeks ended April 3, 2005, a one-percentage point increase in interest rates would have negatively impacted our 2005 first quarter pre-tax earnings and cash flows by approximately $0.4 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at April 3, 2005 by approximately $3.3 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the euro and British pound sterling and to a lesser extent, the Australian dollar and Japanese yen. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At April 3, 2005, we had a $1.7 million liability associated with these foreign currency forward contracts. A five-percentage point adverse change in the foreign currency spot rates would increase our foreign currency forward contract liability at April 3, 2005 by $3.6 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to petroleum prices, the economic climate or other unforeseen circumstances. We purchase yarn from Frontier Yarns, Frontier Spinning, and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We did not have any outstanding commodity futures contracts at April 3, 2005.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking” statements (as defined by the Private Securities Litigation Reform Act of 1995 (the “Act”)) that describe our beliefs concerning future business conditions, prospects, growth opportunities, and the outlook for the Company based upon currently available information. Wherever possible, we have identified these forward-looking statements by words such as “anticipate”, “believe”, “could”, “may”, “intend”, “estimate”, “expect”, “project”, and similar expressions. We include such statements because we believe it is important to communicate our future expectations to our shareholders, and we therefore make such forward-looking statements in reliance upon the safe harbor provisions of the Act. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net sales, gross margin, expenses, or earnings or losses from operations. These forward-looking statements are based upon assumptions we believe are reasonable.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to: (a) our mix of products sold; (b) our strategy for developing new business opportunities and expanded business programs; (c) risks related to the Brooks, Huffy Sports and American Athletic acquisitions, our ability to realize synergies associated with those acquisitions, and our overall acquisition strategy; (d) changes in weather and the seasonal nature of our business; (e) changes in economic conditions such as changes in interest rates, currency exchange rates, commodity prices, and other external and political factors over which we have no control; (f) significant competitive activity, including promotional and price competition; (g) our investments in capital expenditures; (h) our ability to implement and achieve the goals of our cost-saving initiatives; (i) our management of inventory levels and working capital; (j) our debt structure, cash management and cash requirements; (k) our ability to efficiently utilize plants and equipment, including risks associated with our new Honduras textile operations; (l) dependence on licenses from third parties, including our agreements with the NBA; (m) price volatility of raw materials and the availability of alternative sources of supply; and (n) other risk factors listed from time to time in our SEC filings. We assume no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed or implied by any forward-looking statements contained in this Quarterly Report.

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

ITEM 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended (“Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure. As of the end of the period covered by this Quarterly Report on Form 10-Q, we evaluated, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer concluded that, as of the end of the period covered by this Quarterly Report on Form 10-Q, our disclosure controls and procedures are effective.

During the fiscal quarter ended April 3, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contingencies. For information concerning our ongoing litigation, see Note 3 to the Condensed Consolidated Financial Statements.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on April 27, 2005. At the Annual Meeting, shareholders voted upon the following nominees to serve as Directors for a three-year term expiring in 2008. The results of the vote were as follows:

Name	For	Withheld
Herschel M. Bloom	27,040,108	3,280,326
Ronald G. Bruno	29,889,236	431,198
Mary Jane Robertson	27,572,922	2,747,512

Also at the Annual Meeting, shareholders voted upon the following nominees to serve as Directors for a one-year term expiring in 2006. The results of the vote were as follows:

Name	For	Withheld
Arnold W. Donald	29,576,447	743,987
Rebecca C. Matthias	30,052,747	267,687

All nominees were elected. The other members of the Board of Directors are John F. Ward and Margaret M. Porter, whose terms will expire in 2006, and C.V. Nalley III, John R. Thomas and John A. White, whose terms expire in 2007.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description
(3a)	Restated Certificate of Incorporation of Russell Corporation, a Delaware corporation, effective April 27, 2005 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K filed on April 28, 2005)

(3b)	Amended and Restated By-Laws of Russell Corporation, a Delaware Corporation, effective April 27, 2005 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K filed on April 28, 2005)

(3c)	Certificate of Designation of Series A Junior Participating Preferred Stock of Russell Corporation, effective April 27, 2005 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K filed on April 28, 2005)

(4)	Amendment to Rights Agreement, dated as of April 27, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K filed on April 28, 2005)

(15)	Letter re/ unaudited interim financial information

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification

(31b)	Rule 13a-14(a)/15d-14(a) CFO Certification

(32)	Section 1350 Certifications

(b)	Reports on Form 8-K

On February 23, 2005, we filed a From 8-K relating to the issuance of our press release announcing our results of operations for the thirteen-week period and fiscal year ended January 1, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: May 11, 2005	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Senior Vice President, Chief
Financial Officer
(Principal Financial Officer)

Date: May 11, 2005	/s/ Floyd G. Hoffman
Floyd G. Hoffman
Senior Vice President, Corporate Development, General Counsel and Secretary