Form 10-Q
period 2005-07-03
RUSSELL CORP
filed 2005-08-10
CIK 85812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The number of shares outstanding of each of the issuer’s classes of common stock.

Class	Outstanding at August 8, 2005
Common Stock, Par Value $.01 Per Share	33,128,517 shares (Excludes Treasury)

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUSSELL CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	July 3, 2005	January 1, 2005	July 4, 2004
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash	$44,784	$29,816	$21,789
Accounts receivable, net	268,078	212,063	225,951
Inventories – Note 2	466,089	411,701	424,593
Prepaid expenses & other current assets	35,399	23,838	33,967

Total current assets	814,350	677,418	706,300

Property, plant & equipment, net	316,246	322,890	317,303
Other assets	251,092	253,801	134,161

Total assets	$1,381,688	$1,254,109	$1,157,764

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$186,442	$194,476	$172,425
Short-term debt	14,975	18,190	9,481
Current maturities of long-term debt	2,024	6,938	6,882

Total current liabilities	203,441	219,604	188,788

Long-term debt, less current maturities	496,758	372,921	362,072
Deferred liabilities	93,019	84,637	67,399
Non-controlling interests	14,842	14,096	12,348

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares, issued 41,419,958 shares	414	414	414
Paid-in capital	38,325	40,716	38,665
Retained earnings	760,019	755,799	721,168
Treasury stock, at cost (8,373,432 shares at 7/3/05, 8,654,614 shares at l/1/05 and 8,786,463 shares at 7/4/04)	(193,247)	(201,171)	(204,943)
Accumulated other comprehensive loss	(31,883)	(32,907)	(28,147)

Total stockholders’ equity	573,628	562,851	527,157

Total liabilities & stockholders’ equity	$1,381,688	$1,254,109	$1,157,764

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	13 Weeks Ended
	July 3, 2005	July 4, 2004
Net sales	$342,099	$289,771
Cost of goods sold	251,895	209,426

Gross profit	90,204	80,345

Selling, general & administrative expenses	73,186	61,686
Other income, net	(1,023)	(5,247)

Operating income	18,041	23,906

Interest expense, net	10,064	7,754
Earnings of non-controlling interests	747	274

Income before income taxes	7,230	15,878

Provision for income taxes	2,566	5,716

Net income	$4,664	$10,162

Weighted-average common shares outstanding:
Basic	32,980,182	32,652,492
Diluted	33,540,238	32,836,177

Net income per common share:
Basic	$0.14	$0.31
Diluted	$0.14	$0.31

Cash dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	26 Weeks Ended
	July 3, 2005	July 4, 2004
Net sales	$655,341	$541,564
Cost of goods sold	479,245	396,586

Gross profit	176,096	144,978

Selling, general & administrative expenses	146,703	118,164
Other income, net	(1,568)	(5,109)

Operating income	30,961	31,923

Interest expense, net	18,953	14,941
Earnings of non-controlling interests	1,421	274

Income before income taxes	10,587	16,708

Provision for income taxes	3,741	6,015

Net income	$6,846	$10,693

Weighted-average common shares outstanding:
Basic	32,919,043	32,614,822
Diluted	33,368,450	32,843,219

Net income per common share:
Basic	$0.21	$0.33
Diluted	$0.21	$0.33

Cash dividends per common share	$0.08	$0.08

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	26 Weeks Ended
	July 3, 2005	July 4, 2004
Operating Activities:
Net income	$6,846	$10,693
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	25,304	23,470
Amortization	1,785	615
Earnings of non-controlling interests	1,421	274
Provision for deferred income taxes	11,029	—
Gain on sale of assets	(597)	(4,614)
Other	3,830	2,132
Changes in operating assets & liabilities:
Trade accounts receivable	(63,289)	(46,954)
Inventories	(57,469)	(72,821)
Prepaid expenses and other current assets	(2,144)	(811)
Other assets	(442)	3,785
Accounts payable and accrued expenses	(10,605)	13,462
Income taxes	(9,267)	4,294
Pension and other deferred liabilities	4,896	925

Net cash used in operating activities	(88,702)	(65,550)

Investing Activities:
Purchases of property, plant & equipment	(20,936)	(10,221)
Proceeds from the sale of property, plant & equipment and other assets	2,687	1,769
Cash refunded from (paid for) acquisitions, joint ventures and other, net	3,402	(14,758)
Other	(196)	1,469

Net cash used in investing activities	(15,043)	(21,741)

Financing Activities:
Borrowings on credit facility and other, net	118,838	80,424
(Payments) borrowings on short-term debt, net	(1,889)	1,617
Dividends on common stock	(2,626)	(2,605)
Treasury stock re-issued	4,484	1,759
Cost of common stock for treasury	(30)	(17)

Net cash provided by financing activities	118,777	81,178

Effect of exchange rate changes on cash	(64)	(73)

Net increase (decrease) in cash	14,968	(6,186)

Increase in cash from consolidating Frontier Yarns, LLC	—	7,859
Cash balance at beginning of period	29,816	20,116

Cash balance at end of period	$44,784	$21,789

Supplemental schedule of non-cash investing and financing activities:
Sold building – portion of proceeds in the form of a note	$—	$1,500
Sold investment – portion of proceeds in the form of stock and receivable	—	9,519

Non-cash investing and financing activities	$—	$11,019

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of July 3, 2005 and July 4, 2004, and the results of our operations for the thirteen and twenty-six weeks ended July 3, 2005 and July 4, 2004, and our cash flows for the twenty-six weeks ended July 3, 2005 and July 4, 2004. The unaudited condensed consolidated financial statements as of July 3, 2005 and July 4, 2004 include the consolidation of Frontier Yarns, LLC (“Frontier Yarns”), our 45.3% owned yarn joint venture. Prior to April 4, 2004, we accounted for our investment in Frontier Yarns using the equity method of accounting.

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

Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and twenty-six weeks ended July 3, 2005 and July 4, 2004 are not necessarily indicative of the results to be expected for the full year.

2.	INVENTORIES

Inventories of finished goods, work-in-process and raw materials are carried at the lower of cost or market, with cost for the majority of our inventories determined under the Last-In, First-Out (LIFO) method. An actual valuation of inventory under the LIFO method can be made only at the end of each year based on the inventory levels and costs at that time. Accordingly, interim LIFO calculations are based on management’s estimates of expected year-end inventory levels and costs and are subject to the final year-end LIFO inventory valuation. Any adjustments arising out of our interim LIFO calculations are allocated to each quarter based on cost of goods sold.

As has been the case in recent years, we are expecting costs to be lower than the prior year. Given this and our interim accounting for LIFO (discussed above), our LIFO reserve at July 3, 2005 is an add back to inventory. In accordance with our interim accounting for LIFO, additional costs will be incurred throughout the remainder of the year to completely offset this positive LIFO reserve.

The components of inventories consist of the following: (in thousands)

	7/3/05	1/1/05	7/4/04
Finished goods	$383,108	$340,487	$356,244
Work in process	63,142	53,598	53,570
Raw materials and supplies	18,235	25,711	17,142

	464,485	419,796	426,956

LIFO and lower-of-cost or market adjustments, net	1,604	(8,095)	(2,363)

	$466,089	$411,701	$424,593

3.	ACQUISITIONS

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

On December 30, 2004, we acquired Brooks Sports (“Brooks”) for approximately $115 million. Brooks is a provider of performance athletic footwear, apparel and accessories to running enthusiasts worldwide. Brooks products are sold predominantly through specialty running stores and other retail outlets specializing in high quality, performance running products.

The results of AAI’s, Huffy Sports’ and Brooks’ operations have been included in our consolidated financial statements since their respective acquisition dates.

4.	COMMITMENTS AND CONTINGENCIES

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

On January 5, 2003, we adopted the prospective transition provisions of FASB Statement of Financial Accounting Standards (“SFAS”) No. 148, which amended SFAS No. 123, Accounting and Disclosure of Stock-based Compensation. SFAS No. 148 uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized stock compensation expense of approximately $0.3 million and $1.3 million for the thirteen and twenty-six weeks ended July 3, 2005, respectively and $1.0 million and $1.4 million for the thirteen and twenty-six weeks ended July 4, 2004, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees.

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

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/3/05	7/4/04	7/3/05	7/4/04
Reported net income	$4,664	$10,162	$6,846	$10,693
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied for all periods	(14)	(60)	(28)	(121)

Pro forma net income	$4,650	$10,102	$6,818	$10,572

Reported net income per share-basic	$0.14	$0.31	$0.21	$0.33
Pro forma net income per share-basic	$0.14	$0.31	$0.21	$0.32
Reported net income per share-diluted	$0.14	$0.31	$0.21	$0.33
Pro forma net income per share-diluted	$0.14	$0.31	$0.20	$0.32

On December 16, 2004, the FASB issued Statement No. 123 (revised 2004), Share-Based Payment, (“Statement 123 (R)”), which is a revision of SFAS No. 123. Statement 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123 (R) also supersedes SFAS No. 148, which we adopted on January 5, 2003. The approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, Statement 123(R) will require us to record stock compensation expense as stock compensation awards granted prior to January 5, 2003 vest, which is a change from our current accounting treatment under SFAS No. 148. Currently, we use the Black-Scholes formula to estimate the value of stock options granted to employees and expect to continue to use this acceptable option valuation model under Statement 123(R). Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. We expect to adopt Statement 123(R) in January 2006, and we do not believe this new standard will have a material impact on our results of operations or financial position.

6.	DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/3/05	7/4/04	7/3/05	7/4/04
Basic weighted-average common shares outstanding	32,980,182	32,652,492	32,919,043	32,614,822
Net common shares underlying unissued restricted stock and issuable on exercise of dilutive stock options	560,056	183,685	449,407	228,397

Diluted weighted-average common shares outstanding	33,540,238	32,836,177	33,368,450	32,843,219

Options to purchase 1.5 million and 1.6 million shares of our common stock for the thirteen and twenty-six weeks ended July 3, 2005, respectively and 1.8 million shares of our common stock for the thirteen and twenty-six weeks ended July 4, 2004, were excluded from the computation of diluted weighted-average common shares outstanding because the exercise prices of the options exceeded the average market price.

7.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and certain changes in assets and liabilities that are not included in net income but are instead reported within Accumulated other comprehensive loss, a separate component of stockholder’s equity. The components of comprehensive income, net of tax, for the periods indicated below are as follows:

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/3/05	7/4/04	7/3/05	7/4/04
Net Income	$4,664	$10,162	$6,846	$10,693

Other Comprehensive income (loss):
Foreign currency translation loss, net	(2,254)	(1,206)	(2,753)	(188)
Gain on derivative instruments, net	1,912	823	3,659	1,488
Minimum pension liability, net	118	—	118	—

Total other comprehensive income (loss)	(224)	(383)	1,024	1,300

Comprehensive income, net	$4,440	$9,779	$7,870	$11,993

8.	SEGMENT INFORMATION

We operate our global business primarily in two reportable segments: Sporting Goods and Activewear. The Sporting Goods segment consists of sports apparel, sports equipment and athletic footwear, which are sold principally under the brands Russell Athletic®, Spalding®, Brooks®, American Athletic®, Huffy Sports®, Mossy Oak®, Moving Comfort®, Bike®, Dudley®, and Sherrin®. We market and distribute products in the Sporting Goods segment primarily through sporting goods dealers, specialty running stores, department and sports specialty stores, and college stores. Products in the Sporting Goods segment are primarily sourced.

The Activewear segment consists of our basic, performance and careerwear apparel products, such as t-shirts, sweatshirts and sweatpants, knit shirts, socks, and school uniforms. Products in the Activewear segment are sold principally under the JERZEES® and Cross Creek® brands through mass merchandisers, distributors, screenprinters, and embroiderers. Products in the Activewear segment are primarily manufactured utilizing a combination of owned facilities and third-party contractors.

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

Our management evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes (Segment operating income). Segment operating income as presented by us may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 1, 2005. Intersegment transfers are recorded at cost, and there is no intercompany profit or loss on intersegment transfers.

Following is selected financial data by reportable segment:

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/3/05	7/4/04	7/3/05	7/4/04
Net sales:
Sporting Goods	$160,282	$124,122	$325,585	$245,701
Activewear	167,833	151,702	298,159	269,117
All Other	13,984	13,947	31,597	26,746

Total net sales	$342,099	$289,771	$655,341	$541,564

Segment operating income:
Sporting Goods	$6,956	$12,267	$19,399	$24,555
Activewear	11,868	13,350	14,965	10,750
All Other	886	2,018	3,834	3,156

Total Segment operating income	$19,710	$27,635	$38,198	$38,461

Depreciation & amortization expense:
Sporting Goods	$4,261	$3,271	$8,218	$6,237
Activewear	7,390	6,368	13,709	12,989
All Other	1,559	1,771	3,094	2,903
Corporate	444	935	2,068	1,956

Total depreciation & amortization expense	$13,654	$12,345	$27,089	$24,085

Capital expenditures:
Sporting Goods	$1,522	$575	$2,940	$1,541
Activewear	5,969	4,670	14,902	6,561
All Other	188	164	495	275
Corporate	1,255	1,571	2,599	1,844

Total capital expenditures	$8,934	$6,980	$20,936	$10,221

Assets:
Sporting Goods	$587,033	$390,145
Activewear	627,185	581,680
All Other	59,967	62,423
Corporate	107,503	123,516

Total assets	$1,381,688	$1,157,764

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/3/05	7/4/04	7/3/05	7/4/04
Total segment operating income	$19,710	$27,635	$38,198	$38,461
Unallocated amounts:
Corporate expenses	(2,416)	(4,003)	(8,658)	(6,812)
Interest expense, net	(10,064)	(7,754)	(18,953)	(14,941)

Consolidated income before income taxes	$7,230	$15,878	$10,587	$16,708

9.	EMPLOYEE RETIREMENT BENEFITS

The following table presents the components of net periodic pension benefit cost for our qualified, noncontributory, defined benefit pension plans and unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees:

	13 Weeks Ended (in thousands)		26 Weeks Ended (in thousands)
	7/3/05	7/4/04	7/3/05	7/4/04
Service cost	$1,540	$1,238	$2,947	$2,447
Interest cost	2,891	2,773	5,801	5,434
Expected return on plan assets	(2,780)	(2,652)	(5,528)	(5,322)
Net amortization	1,084	454	1,884	667

Net periodic pension benefit cost	$2,735	$1,813	$5,104	$3,226

Through July 3, 2005, we have made $0.3 million in contributions to the qualified defined benefit pension plans; however, we expect to contribute approximately $14 million before September 15, 2005.

10.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, LLC; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel, LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; Russell Co-Op, LLC; and Brooks Sports, Inc. (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Jerzees de Jimenez, S.A. de C.V.; Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd; Russell do Brasil, Ltda.; Russell Corp. Far East, Limited; Russell Japan KK; Spalding Canada Corp.; Jerzees de Honduras, S.A. do C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell CZ s.r.o.; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; Citygate Textiles Limited; Russell Colombia Ltda; Russell Athletic Holdings (Ireland) Limited; SGG Lisco LLC; SGG Patents LLC; RLA Manufacturing, S.de R.L.; Brooks GmbH; Brooks Sports Limited (UK); Total Quality Apparel Resources, Inc. (Inactive); Cumberland Asset Management, Inc.; Jerzees Holdings (Ireland) Limited; Russco Holdings, Ltd.; and Frontier Yarns, LLC (our 45.3% owned yarn joint venture). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of Alabama manufacturing operations and certain corporate management, information services and finance functions.

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

July 3, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$821	$15,514	$28,449	$—	$44,784
Accounts receivable, net	14,055	235,368	67,221	(48,566)	268,078
Inventories	311,080	66,427	88,582	—	466,089
Prepaid expenses and other current assets	30,965	9,479	661	(5,706)	35,399

Total current assets	356,921	326,788	184,913	(54,272)	814,350

Property, plant and equipment, net	198,520	31,499	86,227	—	316,246
Investment in subsidiaries	1,336,945	195	—	(1,337,140)	—
Intercompany balances	(678,795)	695,403	(16,608)	—	—
Other assets	67,835	171,466	11,791	—	251,092

	$1,281,426	$1,225,351	$266,323	$(1,391,412)	$1,381,688

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$146,458	$40,174	$54,082	$(54,272)	$186,442
Short-term debt	—	—	14,975	—	14,975
Current maturities of long-term debt	17	—	2,007	—	2,024

Total current liabilities	146,475	40,174	71,064	(54,272)	203,441
Long-term debt, less current maturities	489,941	—	6,817	—	496,758
Deferred liabilities	56,540	30,986	5,493	—	93,019
Non-controlling interests	14,842	—	—	—	14,842
Stockholders’ equity	573,628	1,154,191	182,949	(1,337,140)	573,628

	$1,281,426	$1,225,351	$266,323	$(1,391,412)	$1,381,688

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

January 1, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,554	$5,594	$21,668	$—	$29,816
Accounts receivable, net	(2,177)	186,294	59,629	(31,683)	212,063
Inventories	272,396	59,678	79,627	—	411,701
Prepaid expenses and other current assets	32,796	7,334	578	(16,870)	23,838

Total current assets	305,569	258,900	161,502	(48,553)	677,418

Property, plant and equipment, net	209,928	36,372	76,590	—	322,890
Investment in subsidiaries	1,243,104	195	—	(1,243,299)	—
Intercompany balances	(679,171)	701,970	(22,799)	—	—
Other assets	70,602	171,476	11,723	—	253,801

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$153,446	$40,405	$49,178	$(48,553)	$194,476
Short-term debt	—	—	18,190	—	18,190
Current maturities of long-term debt	5,016	—	1,922	—	6,938

Total current liabilities	158,462	40,405	69,290	(48,553)	219,604
Long-term debt, less current maturities	365,083	—	7,838	—	372,921
Deferred liabilities	49,540	30,002	5,095	—	84,637
Non-controlling interests	14,096	—	—	—	14,096
Stockholders’ equity	562,851	1,098,506	144,793	(1,243,299)	562,851

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

July 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$955	$8,598	$12,236	$—	$21,789
Accounts receivable, net	2,423	192,119	42,295	(10,886)	225,951
Inventories	334,940	50,489	39,164	—	424,593
Prepaid expenses and other current assets	30,914	2,984	551	(482)	33,967

Total current assets	369,232	254,190	94,246	(11,368)	706,300

Property, plant and equipment, net	220,575	37,129	59,599	—	317,303
Investment in subsidiaries	991,752	195	—	(991,947)	—

Intercompany balances	(605,287)	620,875	(15,588)	—	—
Other assets	98,337	25,861	9,963	—	134,161

	$1,074,609	$938,250	$148,220	$(1,003,315)	$1,157,764

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$121,758	$33,688	$28,347	$(11,368)	$172,425
Short-term debt	—	—	9,481	—	9,481
Current maturities of long-term debt	5,017	—	1,865	—	6,882

Total current liabilities	126,775	33,688	39,693	(11,368)	188,788
Long-term debt, less current maturities	353,259	—	8,813	—	362,072
Deferred liabilities	55,070	7,415	4,914	—	67,399
Non-controlling interests	12,348	—	—	—	12,348
Stockholders’ equity	527,157	897,147	94,800	(991,947)	527,157

	$1,074,609	$938,250	$148,220	$(1,003,315)	$1,157,764

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 13 Weeks Ended July 3, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$303,778	$72,411	$184,954	$(219,044)	$342,099
Cost of goods sold	246,867	56,536	166,170	(217,678)	251,895

Gross profit	56,911	15,875	18,784	(1,366)	90,204
Selling, general and administrative expenses	38,078	24,514	10,594	—	73,186
Other expense (income), net	41,544	(41,886)	(681)	—	(1,023)

Operating income (loss)	(22,711)	33,247	8,871	(1,366)	18,041
Interest expense (income), net	20,348	(10,720)	436	—	10,064
Earnings of non-controlling interests	747	—	—	—	747

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(43,806)	43,967	8,435	(1,366)	7,230
Provision (benefit) for income taxes	(13,849)	15,577	838	—	2,566
Equity in earnings of consolidated subsidiaries, net of income taxes	34,621	—	—	(34,621)	—

Net income (loss)	$4,664	$28,390	$7,597	$(35,987)	$4,664

Russell Corporation and Subsidiaries Condensed Consolidated Statements of Income

For the 13 Weeks Ended July 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$212,130	$43,484	$84,367	$(50,210)	$289,771
Cost of goods sold	155,240	32,861	70,896	(49,571)	209,426

Gross profit	56,890	10,623	13,471	(639)	80,345
Selling, general and administrative expenses	39,123	14,397	8,166	—	61,686
Other expense (income), net	24,216	(29,111)	(213)	(139)	(5,247)

Operating income (loss)	(6,449)	25,337	5,518	(500)	23,906
Interest expense (income), net	15,941	(8,524)	337	—	7,754
Earnings of non-controlling interests	274	—	—	—	274

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(22,664)	33,861	5,181	(500)	15,878
Provision (benefit) for income taxes	(18,469)	22,992	1,193	—	5,716
Equity in earnings of consolidated subsidiaries, net of income taxes	14,357	—	—	(14,357)	—

Net income (loss)	$10,162	$10,869	$3,988	$(14,857)	$10,162

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 26 Weeks Ended July 3, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$583,549	$130,644	$352,803	$(411,655)	$655,341
Cost of goods sold	472,002	99,507	316,793	(409,057)	479,245

Gross profit	111,547	31,137	36,010	(2,598)	176,096
Selling, general and administrative expenses	77,523	47,539	21,641	—	146,703
Other expense (income), net	80,842	(80,956)	(1,454)	—	(1,568)

Operating income (loss)	(46,818)	64,554	15,823	(2,598)	30,961
Interest expense (income), net	38,896	(20,799)	856	—	18,953
Earnings of non-controlling interests	1,421	—	—	—	1,421

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(87,135)	85,353	14,967	(2,598)	10,587
Provision (benefit) for income taxes	(27,858)	29,663	1,936	—	3,741
Equity in earnings of consolidated subsidiaries, net of income taxes	66,123	—	—	(66,123)	—

Net income (loss)	$6,846	$55,690	$13,031	$(68,721)	$6,846

Russell Corporation and Subsidiaries Condensed Consolidated Statements of Income

For the 26 Weeks Ended July 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$404,073	$71,678	$130,663	$(64,850)	$541,564
Cost of goods sold	300,256	54,372	106,150	(64,192)	396,586

Gross profit	103,817	17,306	24,513	(658)	144,978
Selling, general and administrative expenses	75,164	27,465	15,535	—	118,164
Other expense (income), net	54,166	(58,788)	(329)	(158)	(5,109)

Operating income (loss)	(25,513)	48,629	9,307	(500)	31,923
Interest expense (income), net	28,696	(14,194)	439	—	14,941
Earnings of non-controlling interests	274	—	—	—	274

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(54,483)	62,823	8,868	(500)	16,708
Provision (benefit) for income taxes	(18,644)	22,992	1,667	—	6,015
Equity in earnings of consolidated subsidiaries, net of income taxes	46,532	—	—	(46,532)	—

Net income (loss)	$10,693	$39,831	$7,201	$(47,032)	$10,693

Russell Corporation and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the 26 Weeks Ended July 3, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(92,385)	$30,552	$(26,869)	$—	$(88,702)
Investing Activities
Purchases of property, plant and equipment	(6,981)	(734)	(13,221)	—	(20,936)
Investment in and advances to subsidiaries	(29,122)	(20,735)	49,857	—	—
Proceeds from the sale of property, plant and equipment and other Assets	811	1,876	—	—	2,687
Cash refunded from (paid for) acquisitions, joint ventures and other, net	4,441	(1,039)	—	—	3,402
Other	(196)	—	—	—	(196)

Net cash (used in ) provided by investing activities	(31,047)	(20,632)	36,636	—	(15,043)
Financing Activities
Borrowings (payments) on credit facility and other, net	119,871	—	(1,033)	—	118,838
Payments on short-term debt, net	—	—	(1,889)	—	(1,889)
Dividends on common stock	(2,626)	—	—	—	(2,626)
Treasury stock re-issued	4,484	—	—	—	4,484
Cost of common stock for treasury	(30)	—	—	—	(30)

Net cash provided by financing activities	121,699	—	(2,922)	—	118,777
Effect of exchange rate changes on cash	—	—	(64)	—	(64)

Net (decrease) increase in cash	(1,733)	9,920	6,781	—	14,968
Increase in cash from consolidating Frontier Yarns, LLC	—	—	—	—	—
Cash balance at beginning of period	2,554	5,594	21,668	—	29,816

Cash balance at end of period	$821	$15,514	$28,449	$—	$44,784

Russell Corporation and Subsidiaries

Condensed Consolidated Statement of Cash Flows

For the 26 Weeks Ended July 4, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(1,626)	$(36,898)	$(27,026)	$—	$(65,550)
Investing Activities
Purchases of property, plant and equipment	(4,993)	(684)	(4,544)	—	(10,221)
Investment in and advances to subsidiaries	(60,483)	29,494	30,989	—	—
Proceeds from sales of property, plant and equipment	923	846	—	—	1,769
Cash paid for acquisitions, joint ventures and other	(14,758)	—	—	—	(14,758)
Other	1,469	—	—	—	1,469

Net cash (used in) provided by investing activities	(77,842)	29,656	26,445	—	(21,741)
Financing Activities
Borrowings on credit facility, net	80,873	—	(449)	—	80,424
Borrowings on short-term debt	—	—	1,617	—	1,617
Dividends on common stock	(2,605)	—	—	—	(2,605)
Treasury stock re-issued	1,759	—	—	—	1,759
Cost of common stock for treasury	(17)	—	—	—	(17)

Net cash provided by (used in) financing activities	80,010	—	1,168	—	81,178
Effect of exchange rate changes on cash	—	—	(73)	—	(73)

Net (decrease) increase in cash	542	(7,242)	514	—	(6,186)
Increase in cash from consolidating Frontier Yarns, LLC	—	—	7,859	—	7,859
Cash balance at beginning of period	414	15,840	3,862	—	20,116

Cash balance at end of period	$956	$8,598	$12,235	$—	$21,789

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Russell Corporation

We have reviewed the condensed consolidated balance sheets of Russell Corporation and subsidiaries as of July 3, 2005 and July 4, 2004, the related condensed consolidated statements of income for the thirteen and twenty-six week periods ended July 3, 2005 and July 4, 2004, and the condensed consolidated statements of cash flows for the twenty-six week periods ended July 3, 2005 and July 4, 2004. These financial statements are the responsibility of the Company’s management.

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

August 2, 2005

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

Russell Corporation is a leading authentic athletic and sporting goods company with over a century of success. We operate our global business primarily in two reportable segments: Sporting Goods and Activewear. The Sporting Goods segment consists of sports apparel, sports equipment and athletic footwear, which are sold principally under the brands Russell Athletic®, Spalding®, Brooks®, American Athletic®, Huffy Sports®, Mossy Oak®, Moving Comfort®, Bike®, Dudley®, and Sherrin®. The Activewear segment consists of our basic, performance and careerwear apparel products, such as t-shirts, sweatshirts and sweatpants, knit shirts, socks, and school uniforms. Products in the Activewear segment are sold principally under the JERZEES® and Cross Creek® brands. Other businesses that do not meet the quantitative thresholds for determining reportable segments primarily include our fabrics division, custom private label business and Frontier Yarns.

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

Summary of results for the second quarter of 2005 included:

•	Net sales were at record levels for the second quarter and included $50.6 million of incremental sales from our 2004 acquisitions.

•	Dozens shipped in our Activewear segment were up approximately 11% versus the prior year.

•	Net sales in our Sporting Goods segment were positively impacted by acquisitions in the quarter but negatively impacted by lower sales volume of our Mossy Oak branded products, the absence of the Major League Baseball related business and the discontinuance of the Discus brand at a major retail account.

•	Increase in product demand (primarily in our Activewear segment) led to significant cost increases associated with ramping up production quickly and reacting to changes in style mix.

•	$10 million term loan was paid off.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Results

The following information is derived from our unaudited condensed consolidated statements of income for the thirteen and twenty-six weeks ended July 3, 2005 and July 4, 2004.

	13 Weeks Ended				26 Weeks Ended
(Dollars in millions)	July 3, 2005		July 4, 2004		July 3, 2005		July 4, 2004
Net sales	$342.1	100.0%	$289.8	100.0%	$655.3	100.0%	$541.6	100.0%
Cost of goods sold	251.9	73.6%	209.4	72.3%	479.2	73.1%	396.6	73.2%

Gross profit	90.2	26.4%	80.4	27.7%	176.1	26.9%	145.0	26.8%
Selling, general and administrative expenses (SG&A)	73.2	21.4%	61.7	21.3%	146.7	22.4%	118.2	21.8%
Other (income) expense, net	(1.0)	(0.3)%	(5.2)	(1.8)%	(1.5)	(0.2)%	(5.1)	(0.9)%

Operating income	18.0	5.3%	23.9	8.2%	30.9	4.7%	31.9	5.9%
Interest expense, net	10.1	3.0%	7.7	2.7%	19.0	2.9%	14.9	2.8%
Earnings of non-controlling interests	0.7	0.2%	0.3	—%	1.4	0.2%	0.3	—%

Income before income taxes	7.2	2.1%	15.9	5.5%	10.5	1.6%	16.7	3.1%
Provision for income taxes	2.5	0.8%	5.7	2.0%	3.7	0.6%	6.0	1.1%

Net income	$4.7	1.3%	$10.2	3.5%	$6.8	1.0%	$10.7	2.0%

Net sales for the 2005 second quarter were $342.1 million, an increase of $52.3 million, or 18.0%, from last year’s second quarter sales of $289.8 million. Incremental net sales from acquisitions (Brooks, Huffy Sports and AAI) were $50.6 million for the second quarter of 2005, while net sales from our ongoing businesses were slightly better than the comparable period last year. Net sales for the first six months of 2005 were $655.3 million, an increase of $113.7 million, or 21.0%, from the comparable period a year ago. Incremental net sales from acquisitions (Brooks, Huffy Sports and AAI) were $104.7 million for the first six months of 2005, while net sales from our ongoing businesses were up slightly over the comparable period last year. See segment analysis below for more information.

Gross profit was $90.2 million, or 26.4% of net sales, in the 2005 second quarter versus a gross profit of $80.4 million, or 27.7% of net sales, in the prior year. Excluding the contribution from acquisitions, our gross profit was $73.9 million, or 25.5% of net sales. This decrease in gross profit as a percent of net sales is primarily due to (i) significant costs incurred in our Activewear segment to ramp up production quickly to meet increased demand for our products and react to changes in style mix, (ii) sales volume and pricing declines in our Mossy Oak branded products, (iii) the loss of the Major League Baseball related business, and (iv) the discontinuance of the Discus brand at a major account, which were offset by higher sales volumes in our Activewear segment (primarily in Artwear).

Gross profit was $176.1 million, or 26.9% of net sales, in the first six months of 2005 versus a gross profit of $145.0 million, or 26.8% of net sales, in the prior year. Excluding the contribution from acquisitions, our gross profit was $140.9 million, or 25.6% of net sales. This decrease in gross profit as a percent of net sales for the first half of 2005 is primarily due to (i) lower sales volumes in our Mossy Oak business, (ii) the loss of the Major League Baseball related business and (iii) the discontinuance of the Discus brand at a major account, which were offset by higher sales volumes in our Activewear segment (primarily in Artwear).

Selling, general and administrative expenses (“SG&A”) were $73.2 million, or 21.4% of net sales, in the 2005 second quarter which was basically flat with the 21.3% of net sales in the comparable prior year period. SG&A was $146.7 million, or 22.4% of net sales, for the first six months of 2005 versus $118.2 million, or 21.8% of net sales, in the comparable prior year period. This increase in SG&A as a percent of net sales is primarily due to the impact of acquisitions (as our recently acquired sporting goods brands have higher SG&A costs as a percent of sales than do our base businesses), additional expenses to comply with the Sarbanes-Oxley Act of 2002 and higher pension costs.

Other income was $1.0 million in the 2005 second quarter, down $4.2 million versus $5.2 million in the comparable period a year ago. For the first six months of 2005, other income was $1.5 million, down $3.6 million from the $5.1 million in the first six months of 2004. These decreases were primarily driven by the $4.4 million gain on the sale of our investment in Marmot Mountain. Ltd. (“Marmot”) in the 2004 second quarter, less $0.9 million in gains on sales of non-core assets in the second quarter 2005.

Segment Results

The following table presents a breakdown of our net sales and segment operating income by segment:

	13 Weeks Ended (in millions)		26 Weeks Ended (in millions)
	July 3, 2005	July 4, 2004	July 3, 2005	July 4, 2004
Net sales:
Sporting Goods	$160.3	$124.1	$325.6	$245.7
Activewear	167.8	151.7	298.1	269.1
All Other	14.0	14.0	31.6	26.8

Total net sales	$342.1	$289.8	$655.3	$541.6

Segment operating income:
Sporting Goods	$7.0	$12.3	$19.4	$24.6
Activewear	11.8	13.3	15.0	10.8
All Other	0.9	2.0	3.8	3.1

Total Segment operating income	$19.7	$27.6	$38.2	$38.5

Sporting Goods

For the 2005 second quarter, net sales in our Sporting Goods segment totaled $160.3 million, an increase of $36.2 million, or 29.2%, from the comparable period last year. Excluding incremental net sales from acquisitions, net sales in the Sporting Goods segment for the 2005 first quarter decreased $14.4 million, or 11.7%. Approximately $6.1 million of this decrease relates to Mossy Oak, as dozens shipped quarter-over-quarter are down over 25% and pricing continues to be pressured by our competitors and several of our customers who are substantially promoting their own private label camouflage products. The remaining decrease in quarter-over-quarter net sales relates to the Major League Baseball apparel contract, which expired in December 2004 and the discontinuance of the Discus brand at a major account.

For the first six months of 2005, net sales in our Sporting Goods segment totaled $325.6 million, an increase of $79.9 million, or 32.5%, from the comparable period last year. Excluding incremental net sales from acquisitions, net sales in the Sporting Goods segment for the first half of 2005 decreased $24.8 million, or 10.1%. Approximately $10.1 million of this decrease relates to Mossy Oak, as dozens shipped in the first half of 2005 versus the comparable prior year period are down over 24%. The remaining decrease in net sales for the first half 2005 relates to the Major League Baseball apparel contract, which expired in December 2004, and the discontinuance of the Discus brand at a major account.

In the 2005 second quarter, our Sporting Goods segment operating income was $7.0 million, or 4.4% of the segment’s net sales, versus $12.3 million, or 9.9% of the segment’s net sales, in the comparable period last year. Excluding the impact from acquisitions and the $4.4 million gain on the sale of our investment in Marmot in the prior year, Sporting Goods segment operating income was $4.1 million, or 3.7% for the 2005 second quarter versus $7.8 million, or 6.3%, for the comparable prior year period. The decrease in segment operating income is primarily due to the factors noted above that describe the decrease in net sales quarter-over-quarter.

In the first half of 2005, our Sporting Goods segment operating income was $19.4 million, or 6.0% of the segment’s net sales, versus $24.6 million, or 10.0% of the segment’s net sales, in the comparable period last year. Excluding the impact from acquisitions and the $4.4 million gain on the sale of our investment in Marmot in the prior year, Sporting Goods segment operating income was $9.7 million, or 4.4%, for the first half of 2005 versus $20.0 million, or 8.2%, for the comparable prior year period. The decrease in segment operating income is primarily due to the factors noted above that describe the decrease in first half 2005 sales versus the comparable prior year period.

Activewear

For the 2005 second quarter, net sales in our Activewear segment totaled $167.8 million, an increase of $16.1 million, or 10.6%, from the comparable period last year. This increase in net sales was primarily driven by volume in the Artwear and Mass Retail channels as dozens shipped in the 2005 second quarter were up approximately 11% versus the comparable prior year period. In the first half of 2005, net sales in our Activewear segment totaled $298.1 million, an increase of $29.0 million, or 10.8%, from the comparable period last year. Similar to the second quarter, this increase in net sales was primarily driven by volume in the Artwear and Mass Retail channels as dozens shipped in the first half of 2005 were up approximately 11% versus the comparable prior year period.

Although net sales are up in the Activewear segment, this increase and related demand for our products caused significant cost increases associated with ramping up production quickly and reacting to changes in style mix. Because of this, segment operating income for the 2005 second quarter was $11.8 million, or 7.0% of the segment’s net sales, versus $13.3 million, or 8.8% of the segment’s net sales, in the comparable period last year.

On a year-to-date basis, segment operating income is $15.0 million, or 5.0% of the segment’s net sales in 2005 versus $10.8 million, or 4.0% of the segment’s net sales, in 2004. This increase is the result of the sales volume increase in the Artwear and Mass Retail channels along with lower manufacturing costs as a result of our ongoing cost savings initiatives during the first quarter 2005 that more than offset the operational issues seen in the second quarter 2005.

All Other

For the 2005 second quarter, net sales for all other segments totaled $14.0 million which was consistent with the comparable prior year period. Net sales for the first half of 2005 for all other segments were $31.6 million, an increase of $4.8 million, or 17.9%, from the comparable period’s net sales of $26.8 million. This increase in net sales was primarily driven by increased volume in our fabrics division and custom private label business along with additional net sales from the consolidation of Frontier Yarns.

In the 2005 second quarter, all other segments contributed $0.9 million of segment operating income, or 6.4% of their net sales, versus $2.0 million, or 14.3% of their net sales, in the comparable period last year. This decrease relates to additional rework costs incurred to improve product quality and an increase in the bad debt reserve for a certain account.

For the first half of 2005, all other segments contributed $3.8 million of segment operating income, or 12.0% of their net sales, versus $3.1 million, or 11.6% of their net sales, in the comparable prior year period. This increase was primarily driven by the increased sales volume in our fabrics division and custom private label business in the first quarter of 2005, which more than offset the additional rework costs and the increase in bad debt reserves that occurred in the 2005 second quarter.

Corporate Expenses

Corporate expenses are primarily enterprise costs that are not allocated to the segments. Corporate expenses decreased by $1.6 million to $2.4 million in the 2005 second quarter versus $4.0 million in the comparable prior year period. This decrease was due to gains on sales of non-core assets and lower incentive compensation accruals as a result of our earnings decline in the 2005 second quarter and outlook for the remainder of the year. For the first six months of 2005, corporate expenses increased by $1.8 million to $8.6 million versus $6.8 in the comparable prior year period. This increase is primarily the result of the incremental costs to comply with the Sarbanes-Oxley Act of 2002 and additional pension cost, less gains on sales of non-core assets.

OUTLOOK

We continue to expect sales for fiscal 2005 to increase approximately 15% to 17%, to approximately $1.50 billion to $1.52 billion. However, based on the second quarter results, we have changed our earnings per share outlook for the 2005 full year. We now expect earnings per share, on a fully diluted basis, to be in the $1.40 to $1.48 range for 2005.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition is reflected in the following (dollars in thousands):

	July 3, 2005	January 1, 2005	July 4, 2004
Working capital	$610,909	$457,814	$517,512
Net debt	$468,973	$368,233	$356,646
Net debt to total capital ratio	45.0%	40.0%	40.4%

Net debt is defined as short-term and long-term borrowings less cash. For the ratio of net debt to total capital, total capital is defined as net debt plus stockholders’ equity.

The increase in working capital at July 3, 2005 as compared to July 4, 2004 is primarily due to the acquisitions of Brooks Sports and Huffy Sports along with the ramp up needed to support our anticipated sales growth for the remainder of the year.

Net debt is $112.4 million higher at July 3, 2005 as compared to July 4, 2004; however, this increase is lower than the $140.2 million of investments in acquisitions that have been made during the same period.

Cash from Operating Activities

Cash provided by operating activities is primarily dependent on the level of income and controlling investments in inventories and other working capital components. Cash provided by operating activities is substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

Our operations used approximately $88.7 million of cash during the first half of 2005, versus using $65.6 million during the same period in 2004. The primary reasons for the increase in cash usage were (i) stronger sales at the end of the 2005-second quarter versus the end of the 2004-second quarter and (ii) net increase in cash outflow for incentive compensation (i.e. a component of accounts payable and accrued expenses), as higher incentive compensation was earned in 2004 (paid in early 2005), compared with lower amounts earned in 2003 (paid in early 2004).

Cash from Investing Activities

Net cash used in investing activities was $15.0 million in the first half of 2005 versus $21.7 million in the comparable prior year period. Our investing activities in the 2005 first six months have consisted primarily of capital expenditures of $20.9 million less $4.5 million of proceeds from the settlement of disputes in the Spalding purchase agreement and the sale of non-core assets. In the first half of 2004, our investing activities primarily consisted of capital expenditures of $10.2 million and investments in acquisitions of $14.8 million less $1.8 million of proceeds from the sale of non-core assets and $1.5 million of distributions from joint ventures.

For fiscal 2005, we are forecasting capital expenditures to be approximately $55 million. The majority of planned fiscal 2005 capital expenditures are to further enhance our manufacturing capabilities, including the completion of Phase I of the new textile facility in Honduras, and to improve our information systems capabilities to support our business initiatives.

Cash From Financing Activities

We paid $2.6 million in dividends ($0.08 per share) during the first six months of 2005 and 2004.

On July 3, 2005, our debt facilities and outstanding debt obligations included:

•	$300 million in Senior Secured Credit Facilities (the “Facilities”). The Facilities include a $300 million Senior Secured Revolving Credit Facility (the “Revolver”) due April 2007, of which $239.9 million was outstanding;

•	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010; and

•	$23.9 million of other outstanding borrowings, of which $14.5 million related to our line of credit used by our subsidiary in the United Kingdom; $0.5 million related to draws made by Frontier Yarns on their factored receivables; and $8.9 million related to notes and capital leases held by Frontier Yarns for machinery and equipment used in operations.

On April 6, 2005, we paid off the remaining $10 million outstanding under our Senior Secured Term Loan.

Under the Facilities, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. Variable interest on the Revolver from April 4, 2005 to July 3, 2005 was either LIBOR plus 2.00% (5.70% at July 3, 2005) or Base Rate plus 0.50% (6.75% at July 3, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%.

For the third quarter of 2005, variable interest on the Revolver is expected to be consistent with the second quarter 2005, as either LIBOR plus 2.00% or Base Rate plus 0.50% with an annual commitment fee on the unused portion of the Facilities of 0.375%.

Adequacy of Borrowing Capacity

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of July 3, 2005, we had $239.9 million outstanding under the Revolver and approximately $49 million of availability under our Revolver. We also had $44.8 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business; satisfy our working capital, capital expenditure and pension funding requirements; and meet our foreseeable liquidity requirements, including debt service on our Senior Notes and the Facilities until the maturity of our Facilities in 2007.

Contingencies

For information concerning our ongoing litigation, see Note 4 to the Condensed Consolidated Financial Statements.

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

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at July 3, 2005. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis. At July 3, 2005, our outstanding debt totaled $513.8 million, which consisted of fixed-rate debt of $258.9 million and variable-rate debt of $254.9 million. Based on our average outstanding borrowings under our variable-rate debt for the twenty-six weeks ended July 3, 2005, a one-percentage point increase in interest rates would have negatively impacted our 2005 first half pre-tax earnings and cash flows by approximately $1.0 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at July 3, 2005 by approximately $2.1 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the euro and British pound sterling and to a lesser extent, the Australian dollar and Japanese yen. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At July 3, 2005, we had a $1.4 million asset associated with these foreign currency forward contracts. A five-percentage point adverse change in the foreign currency spot rates would decrease our foreign currency forward contract asset at July 3, 2005 by $2.6 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to petroleum prices, the economic climate or other unforeseen circumstances. We purchase yarn from Frontier Yarns, Frontier Spinning, and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We did not have any outstanding commodity futures contracts at July 3, 2005.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking” statements (as defined by the Private Securities Litigation Reform Act of 1995 (the “Act”)) that describe our beliefs concerning future business conditions, prospects, growth opportunities, and the outlook for the Company based upon currently available information. Wherever possible, we have identified these forward-looking statements by words such as “anticipate”, “believe”, “could”, “may”, “intend”, “estimate”, “expect”, “project”, “could”, “will”, and similar expressions. We include such statements because we believe it is important to communicate our future expectations to our stockholders, and we therefore make such forward-looking statements in reliance upon the safe harbor provisions of the Act. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net sales, gross margin, expenses, or earnings or losses from operations or per share. These forward-looking statements are based upon assumptions we believe are reasonable.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to: (a) the effect of pricing pressures and competition on our Mossy Oak business; (b) our ability to leverage growth opportunities; (c) our ability to effect cost reductions and resolve current operational issues; (d) changes in customer demand for our products; (e) changes in weather and the seasonal nature of our business; (f) changes in economic conditions such as changes in interest rates, currency exchange rates, commodity prices, and other external and political factors over which we have no control; (g) significant competitive activity, including promotional and price competition; (h) our investments in capital expenditures; (i) our management of inventory levels and working capital; (j) our debt structure, cash management and cash requirements; (k) our ability to efficiently utilize plants and equipment; and (l) other risk factors listed from time to time in our SEC filings. We undertake no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed or implied by any forward-looking statements contained in this Quarterly Report.

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

During the fiscal quarter ended July 3, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contingencies. For information concerning our ongoing litigation, see Note 4 to the Condensed Consolidated Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description
(10a)	Employment Agreement, dated June 14, 2005, between Russell Corporation and Victoria W. Beck (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated July 27, 2005).

(15)	Letter re/ unaudited interim financial information

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification

(31b)	Rule 13a-14(a)/15d-14(a) CFO Certification

(32)	Section 1350 Certifications

With respect to the unaudited financial information of Russell Corporation, incorporated by reference into effective registration statements on Form S-3 and Form S-8, Ernst & Young LLP reported that they have applied limited procedures in accordance with professional standards for a review of such information. However, their separate reports, including the report dated August 2, 2005 included herein, state that they did not audit and they do not express an opinion on that unaudited financial information. Accordingly, the degree of reliance on their reports on such information should be restricted in light of the limited nature of the review procedures applied. Ernst & Young LLP is not subject to the liability provisions of Section 11 of the Securities Act of 1933 for their reports on the unaudited financial information because those reports are not a “report” or a “part” of the registration statement prepared or certified by Ernst & Young LLP within the meaning of Sections 7 and 11 of the Securities Act.

(b)	Reports on Form 8-K

On April 27, 2005, we filed a Form 8-K reporting on the following:

(i)	Under Item 1.01, we reported on the April 27, 2005 amendment of the Rights Agreement, dated September 15, 1999, by and between Russell Corporation, an Alabama corporation and SunTrust Bank, as Rights Agent.

(ii)	Under Item 2.02, we reported on the issuance of our press release announcing our results of operations for the first quarter of fiscal 2005.

(iii)	Under Item 8.01, we announced that on April 27, 2005, Russell Corporation, an Alabama corporation, reincorporated in the State of Delaware by merging with and into its wholly owned subsidiary, Russell Corporation, a Delaware corporation.

(iv)	Under Item 9.01(c), we filed (or furnished) certain exhibits relating to the matters in (i) through (iii) above.

On May 12, 2005, we furnished a Form 8-K (under Items 2.02, 7.01 and 9.01):

(i)	reporting on our May 12, 2005 press release, which summarized certain of the Company’s goals, objectives and strategic initiatives; and

(ii)	providing information regarding our May 12, 2005 investor conference, including a copy of the presentation for the conference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: August 10, 2005	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: August 10, 2005	/s/ Larry E. Workman
Larry E. Workman
Corporate Controller