Form 10-Q
period 2005-10-02
RUSSELL CORP
filed 2005-11-14
CIK 85812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock.

Class	Outstanding at November 7, 2005
Common Stock, Par Value $.01 Per Share	33,082,489 shares (Excludes Treasury)

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUSSELL CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	October 2, 2005	January 1, 2005	October 3, 2004
	(Unaudited)	(Note 1)	(Unaudited)
ASSETS
Current assets:
Cash	$48,581	$29,816	$37,361
Accounts receivable, net	338,578	212,063	289,325
Inventories – Note 2	426,426	411,701	385,203
Prepaid expenses & other current assets	43,611	23,838	21,153

Total current assets	857,196	677,418	733,042
Property, plant & equipment, net	316,226	322,890	316,077
Other assets	254,261	253,801	151,003

Total assets	$1,427,683	$1,254,109	$1,200,122

LIABILITIES & STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable & accrued expenses	$227,683	$194,476	$194,396
Short-term debt	10,132	18,190	13,831
Current maturities of long-term debt	2,048	6,938	4,405

Total current liabilities	239,863	219,604	212,632

Long-term debt, less current maturities	497,591	372,921	359,115
Deferred liabilities	87,166	84,637	59,723
Non-controlling interests	14,986	14,096	13,015

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares, issued 41,419,958 shares	414	414	414
Paid-in capital	37,253	40,716	40,377
Retained earnings	774,458	755,799	746,801
Treasury stock, at cost 8,337,469 shares at 10/2/05, 8,654,614 shares at 1/1/05 and 8,752,669 shares at 10/3/04)	(192,214)	(201,171)	(203,976)
Accumulated other comprehensive loss	(31,834)	(32,907)	(27,979)

Total stockholders’ equity	588,077	562,851	555,637

Total liabilities & stockholders’ equity	$1,427,683	$1,254,109	$1,200,122

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	13 Weeks Ended
	October 2, 2005	October 3, 2004
Net sales	$424,632	$422,656
Cost of goods sold	307,240	300,853

Gross profit	117,392	121,803

Selling, general & administrative expenses	84,501	78,445
Other income, net	(1,005)	(630)

Operating income	33,896	43,988

Interest expense, net	10,382	8,222
Earnings of non-controlling interests	144	666

Income before income taxes	23,370	35,100

Provision for income taxes	7,610	8,161

Net income	$15,760	$26,939

Weighted-average common shares outstanding:
Basic	33,176,005	32,691,064
Diluted	33,380,966	32,901,106

Net income per common share:
Basic	$0.48	$0.82
Diluted	$0.47	$0.82

Cash dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	39 Weeks Ended
	October 2, 2005	October 3, 2004
Net sales	$1,079,973	$964,220
Cost of goods sold	786,486	697,439

Gross profit	293,487	266,781

Selling, general & administrative expenses	231,203	196,610
Other income, net	(2,573)	(5,739)

Operating income	64,857	75,910

Interest expense, net	29,336	23,163
Earnings of non-controlling interests	1,565	940

Income before income taxes	33,956	51,807

Provision for income taxes	11,351	14,175

Net income	$22,605	$37,632

Weighted-average common shares outstanding:
Basic	33,003,348	32,639,512
Diluted	33,318,486	32,861,790

Net income per common share:
Basic	$0. 68	$1.15
Diluted	$0. 68	$1.15

Cash dividends per common share	$0. 12	$0.12

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Cash Flows

(In Thousands)

(Unaudited)

	39 Weeks Ended
	October 2, 2005	October 3, 2004
Operating Activities:
Net income	$22,605	$37,632
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation	36,342	34,859
Amortization	2,816	1,000
Earnings of non-controlling interests	1,565	940
Provision for deferred income taxes	20,497	—
Gain on sale of assets	(788)	(4,672)
Other	3,741	6,923
Changes in operating assets & liabilities:
Trade accounts receivable	(133,962)	(101,812)
Inventories	(17,840)	(26,973)
Prepaid expenses and other current assets	(7,390)	639
Other assets	(2,140)	5,805
Accounts payable and accrued expenses	29,631	22,950
Income taxes	(11,791)	11,905
Pension and other deferred liabilities	(10,712)	(7,632)

Net cash used in operating activities	(67,426)	(18,436)

Investing Activities:
Purchases of property, plant & equipment	(30,290)	(17,717)
Proceeds from the sale of property, plant & equipment and other assets	2,911	8,624
Cash refunded from (paid for) acquisitions, joint ventures and other, net	1,031	(43,293)
Other	(46)	1,619

Net cash used in investing activities	(26,394)	(50,767)

Financing Activities:
Borrowings on credit facility and other, net	118,960	74,990
(Payments) borrowings on short-term debt, net	(7,238)	5,993
Dividends on common stock	(3,948)	(3,910)
Treasury stock re-issued	5,050	2,195
Cost of common stock for treasury	(37)	(17)

Net cash provided by financing activities	112,787	79,251

Effect of exchange rate changes on cash	(202)	(662)

Net increase in cash	18,765	9,386

Increase in cash from consolidating Frontier Yarns, LLC	—	7,859
Cash balance at beginning of period	29,816	20,116

Cash balance at end of period	$48,581	$37,361

Supplemental schedule of non-cash investing and financing activities:
Sold building – portion of proceeds in the form of a note	$—	$1,500
Sold investment – portion of proceeds in the form of stock and receivable	—	4,945

Non-cash investing and financing activities	$—	$6,445

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Notes to Condensed Consolidated Financial Statements

1.	BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In our opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly our financial position as of October 2, 2005 and October 3, 2004, the results of our operations for the thirteen and thirty-nine weeks ended October 2, 2005 and October 3, 2004, and our cash flows for the thirty-nine weeks ended October 2, 2005 and October 3, 2004. The unaudited condensed consolidated financial statements as of October 2, 2005 and October 3, 2004 include the consolidation of Frontier Yarns, LLC (“Frontier Yarns”), our 45.3% owned yarn joint venture. Prior to the quarter ended April 4, 2004, we accounted for our investment in Frontier Yarns using the equity method of accounting.

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

Our revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen and thirty-nine weeks ended October 2, 2005 and October 3, 2004 are not necessarily indicative of the results to be expected for the full year.

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

The components of inventories consist of the following: (in thousands)

	10/2/05	1/1/05	10/3/04
Finished goods	$320,111	$340,487	$315,515
Work in process	90,780	53,598	51,073
Raw materials and supplies	20,915	25,711	25,689

	431,806	419,796	392,277

LIFO and lower-of-cost or market adjustments, net	(5,380)	(8,095)	(7,074)

	$426,426	$411,701	$385,203

3.	ACQUISITIONS

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

On December 30, 2004, we acquired Brooks Sports, Inc. (“Brooks”) for approximately $115 million. Brooks is a provider of performance athletic footwear, apparel and accessories to running enthusiasts worldwide. Brooks products are sold predominantly through specialty running stores and other retail outlets specializing in high quality, performance running products.

The results of AAI’s, Huffy Sports’ and Brooks’ operations have been included in our consolidated financial statements since their respective acquisition dates.

4.	COMMITMENTS AND CONTINGENCIES

Commitments. Refer to Note 8 to our consolidated financial statements in our 2004 Annual Report on Form 10-K for a description of our commitments.

Contingencies. We are a co-defendant in Locke, et al. v. Russell Corporation, et al. filed on January 13, 2000 in the Circuit Court of Jefferson County, Alabama, in which five plaintiff families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, seek unspecified money damages for trespass and nuisance. The parties have reached an agreement in principle, which is subject to negotiation and execution of a formal settlement agreement, to settle this case on terms which will not have a material adverse effect on us. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the circuit court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). The trial court has entered summary judgment in our favor on all claims in that case, and the plaintiffs have filed a motion to alter that determination, which remains pending. It is our expectation that the settlement of the Locke case will include settlement of the Gould case.

We also are a party to various other lawsuits arising out of the conduct of our business. We do not believe that any of these lawsuits, if adversely determined, would have a material adverse effect upon us.

5.	TERMINATION BENEFITS

In August 2005, we eliminated the Chief Operating Officer position which resulted in a $3.2 million charge to selling, general, and administrative expenses in our condensed consolidated statement of income in the 2005 third quarter. Of the $3.2 million charge, approximately $1.2 million relates to the acceleration of vesting of stock awards under the terms of an employment agreement. At October 2, 2005, we have a $2.0 million liability associated with the unpaid portion of these termination benefits.

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

We recognized stock compensation (income) expense of approximately ($0.5) million and $1.0 million for the thirteen and thirty-nine weeks ended October 2, 2005, respectively, and $2.3 million and $3.8 million for the thirteen and thirty-nine weeks ended October 3, 2004, respectively. The decrease in stock compensation expense for the 2005 third quarter and for the thirty-nine weeks ended October 2, 2005 versus the comparable prior year periods is due to the earnings decline in 2005 that will result in a lower payout of stock compensation awards than was previously anticipated and expensed. The reduction in compensation expense exceeded the additional stock compensation expense incurred related to the elimination of the Chief Operating Officer position.

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

	13 Weeks Ended (in thousands except per share amounts)		39 Weeks Ended (in thousands except per share amounts)
	10/2/05	10/3/04	10/2/05	10/3/04
Reported net income	$15,760	$26,939	$22,605	$37,632
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied for all periods	(14)	(60)	(42)	(181)

Pro forma net income	$15,746	$26,879	$22,563	$37,451

Reported net income per share-basic	$0.48	$0.82	$0. 68	$1.15
Pro forma net income per share-basic	$0.47	$0.82	$0. 68	$1.15
Reported net income per share-diluted	$0.47	$0.82	$0. 68	$1.15
Pro forma net income per share-diluted	$0.47	$0.82	$0.68	$1.14

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

7.	DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended		39 Weeks Ended
	10/2/05	10/3/04	10/2/05	10/3/04
Basic weighted-average common shares outstanding	33,176,005	32,691,064	33,003,348	32,639,512
Net common shares underlying unissued restricted stock and issuable on exercise of dilutive stock options	204,961	210,042	315,138	222,278

Diluted weighted-average common shares outstanding	33,380,966	32,901,106	33,318,486	32,861,790

Options to purchase 1.6 million shares of our common stock for the thirteen and thirty-nine weeks ended October 2, 2005, and 1.7 million and 1.8 million shares of our common stock for the thirteen and thirty-nine weeks ended October 3, 2004, respectively, were excluded from the computation of diluted weighted-average common shares outstanding because the exercise prices of the options exceeded the average market price.

8.	COMPREHENSIVE INCOME

Comprehensive income consists of net income and certain changes in assets and liabilities that are not included in net income but are instead reported within accumulated other comprehensive loss, a separate component of stockholders’ equity. The components of comprehensive income, net of tax, for the periods indicated below are as follows:

	13 Weeks Ended (in thousands)		39 Weeks Ended (in thousands)
	10/2/05	10/3/04	10/2/05	10/3/04
Net Income	$15,760	$26,939	$22,605	$37,632

Other comprehensive income (loss):
Foreign currency translation loss, net	(242)	(67)	(2,995)	(255)
Gain on derivative instruments, net	291	235	3,950	1,723
Minimum pension liability, net	—	—	118	—

Total other comprehensive income	49	168	1,073	1,468

Comprehensive income, net	$15,809	$27,107	$23,678	$39,100

9.	SEGMENT INFORMATION

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

The Activewear segment consists of our basic, performance and careerwear apparel products, such as t-shirts, sweatshirts and sweatpants, knit shirts, socks, and school uniforms. Products in the Activewear segment are sold principally under the JERZEES® and Cross Creek® brands through mass merchandisers, distributors, screenprinters, and embroiderers. Products in the Activewear segment are primarily manufactured by the Company utilizing a combination of owned facilities and third-party contractors.

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

Our management evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes (Segment operating income). Segment operating income as presented by us may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended January 1, 2005. Except for transactions with Frontier Yarns, intersegment transfers are primarily recorded at cost, with no intercompany profit or loss on intersegment transfers.

Following is selected financial data by reportable segment:

	13 Weeks Ended (in thousands)		39 Weeks Ended (in thousands)
	10/2/05	10/3/04	10/2/05	10/3/04
Net sales:
Sporting Goods	$201,840	$192,360	$527,425	$438,061
Activewear	207,828	215,064	505,987	484,181
All Other	14,964	15,232	46,561	41,978

Total net sales	$424,632	$422,656	$1,079,973	$964,220

Segment operating income:
Sporting Goods	$15,518	$23,949	$34,917	$48,504
Activewear	21,275	25,051	36,240	35,801
All Other	1,423	1,131	5,257	4,287

Total Segment operating income	$38,216	$50,131	$76,414	$88,592

Depreciation & amortization expense:
Sporting Goods	$3,796	$3,181	$12,014	$9,418
Activewear	5,533	6,128	19,242	19,117
All Other	1,480	1,658	4,574	4,561
Corporate	1,260	807	3,328	2,763

Total depreciation & amortization expense	$12,069	$11,774	$39,158	$35,859

Capital expenditures:
Sporting Goods	$1,323	$1,330	$4,263	$2,871
Activewear	5,954	4,917	20,856	11,478
All Other	245	145	740	420
Corporate	1,832	1,104	4,431	2,948

Total capital expenditures	$9,354	$7,496	$30,290	$17,717

Assets:
Sporting Goods	$591,930	$418,350
Activewear	657,594	584,149
All Other	59,843	69,339
Corporate	118,316	128,284

Total assets	$1,427,683	$1,200,122

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

	13 Weeks Ended (in thousands)		39 Weeks Ended (in thousands)
	10/2/05	10/3/04	10/2/05	10/3/04
Total segment operating income	$38,216	$50,131	$76,414	$88,592
Unallocated amounts:
Corporate expenses	(4,464)	(6,809)	(13,122)	(13,622)
Interest expense, net	(10,382)	(8,222)	(29,336)	(23,163)

Consolidated income before income taxes	$23,370	$35,100	$33,956	$51,807

10.	EMPLOYEE RETIREMENT BENEFITS

The following table presents the components of net periodic pension benefit cost for our qualified, noncontributory, defined benefit pension plans and unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees:

	13 Weeks Ended (in thousands)		39 Weeks Ended (in thousands)
	10/2/05	10/3/04	10/2/05	10/3/04
Service cost	$1,473	$1,244	$4,420	$3,691
Interest cost	2,900	2,750	8,701	8,184
Expected return on plan assets	(2,901)	(2,849)	(8,429)	(8,171)
Net amortization	943	334	2,827	1,001

Net periodic pension benefit cost	$2,415	$1,479	$7,519	$4,705

For the thirty-nine weeks ended October 2, 2005, we made $14.5 million in contributions to our qualified defined benefit pension plans versus $10.2 million in the comparable period last year.

11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, LLC; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel, LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; Russell Co-Op, LLC; and Brooks Sports, Inc. (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Jerzees de Jimenez, S.A. de C.V.; Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd; Russell do Brasil, Ltda.; Russell Corp. Far East, Limited; Russell Japan KK; Spalding Canada Corp.; Jerzees de Honduras, S.A. do C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; Citygate Textiles Limited; Russell Colombia Ltda; Russell Athletic Holdings (Ireland) Limited; SGG Lisco LLC; SGG Patents LLC; RLA Manufacturing, S.de R.L.; Brooks GmbH; Brooks Sports Limited (UK); Total Quality Apparel Resources, Inc. (Inactive); Cumberland Asset Management, Inc.; Jerzees Holdings (Ireland) Limited; Russco Holdings, Ltd.; Picos-Comércio Têxtil, Lda.; Picos III-Confecção de Vestuārio, Lda.; and Frontier Yarns, LLC (our 45.3% owned yarn joint venture). Separate financial statements of the Subsidiary Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several, and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of manufacturing operations in Alabama, Wisconsin and Iowa, and certain corporate management, information services, and finance functions.

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

October 2, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$587	$20,249	$27,745	$—	$48,581
Accounts receivable, net	26,147	307,106	87,402	(82,077)	338,578
Inventories	268,944	54,592	102,890	—	426,426
Prepaid expenses and other current assets	38,974	13,375	1,423	(10,161)	43,611

Total current assets	334,652	395,322	219,460	(92,238)	857,196

Property, plant & equipment, net	193,803	31,052	91,371	—	316,226
Investment in subsidiaries	1,378,098	195	52	(1,378,345)	—
Intercompany balances	(633,282)	647,261	(13,979)	—	—
Other assets	67,902	171,584	14,775	—	254,261

	$1,341,173	$1,245,414	$311,679	$(1,470,583)	$1,427,683

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$197,370	$40,324	$82,227	$(92,238)	$227,683
Short-term debt	—	—	10,132	—	10,132
Current maturities of long-term debt	17	—	2,031	—	2,048

Total current liabilities	197,387	40,324	94,390	(92,238)	239,863
Long-term debt, less current maturities	490,413	—	7,178	—	497,591
Deferred liabilities	50,310	34,996	1,860	—	87,166
Non-controlling interests	14,986	—	—	—	14,986
Stockholders’ equity	588,077	1,170,094	208,251	(1,378,345)	588,077

	$1,341,173	$1,245,414	$311,679	$(1,470,583)	$1,427,683

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

January 1, 2005 (In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,554	$5,594	$21,668	$—	$29,816
Accounts receivable, net	(2,177)	186,294	59,629	(31,683)	212,063
Inventories	272,396	59,678	79,627	—	411,701
Prepaid expenses and other current assets	32,796	7,334	578	(16,870)	23,838

Total current assets	305,569	258,900	161,502	(48,553)	677,418

Property, plant & equipment, net	209,928	36,372	76,590	—	322,890
Investment in subsidiaries	1,243,104	195	—	(1,243,299)	—
Intercompany balances	(679,171)	701,970	(22,799)	—	—
Other assets	70,602	171,476	11,723	—	253,801

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$153,446	$40,405	$49,178	$(48,553)	$194,476
Short-term debt	—	—	18,190	—	18,190
Current maturities of long-term debt	5,016	—	1,922	—	6,938

Total current liabilities	158,462	40,405	69,290	(48,553)	219,604
Long-term debt, less current maturities	365,083	—	7,838	—	372,921
Deferred liabilities	49,540	30,002	5,095	—	84,637
Non-controlling interests	14,096	—	—	—	14,096
Stockholders’ equity	562,851	1,098,506	144,793	(1,243,299)	562,851

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

October 3, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Assets
Current assets:
Cash	$2,152	$18,144	$17,065	$—	$37,361
Accounts receivable, net	6,095	252,022	65,698	(34,490)	289,325
Inventories	275,327	37,660	72,216	—	385,203
Prepaid expenses and other current assets	34,007	5,047	1,858	(19,759)	21,153

Total current assets	317,581	312,873	156,837	(54,249)	733,042

Property, plant & equipment, net	214,943	35,805	65,329	—	316,077
Investment in subsidiaries	1,028,271	195	—	(1,028,466)	—
Intercompany balances	(540,343)	552,473	(12,130)	—	—
Other assets	113,205	26,057	11,741	—	151,003

	$1,133,657	$927,403	$221,777	$(1,082,715)	$1,200,122

Liabilities & Stockholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$169,072	$21,620	$57,953	$(54,249)	$194,396
Short-term debt	—	—	13,831	—	13,831
Current maturities of long-term debt	2,517	—	1,888	—	4,405

Total current liabilities	171,589	21,620	73,672	(54,249)	212,632
Long-term debt, less current maturities	350,780	—	8,335	—	359,115
Deferred liabilities	42,636	12,080	5,007	—	59,723
Non-controlling interests	13,015	—	—	—	13,015
Stockholders’ equity	555,637	893,703	134,763	(1,028,466)	555,637

	$1,133,657	$927,403	$221,777	$(1,082,715)	$1,200,122

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 13 Weeks Ended October 2, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$383,400	$87,012	$198,507	$(244,287)	$424,632
Cost of goods sold	311,561	66,669	173,034	(244,024)	307,240

Gross profit	71,839	20,343	25,473	(263)	117,392
Selling, general and administrative expenses	47,053	26,934	10,514	—	84,501
Other expense (income), net	17,270	(17,031)	(1,244)	—	(1,005)

Operating income (loss)	7,516	10,440	16,203	(263)	33,896
Interest expense (income), net	21,214	(11,139)	307	—	10,382
Earnings of non-controlling interests	144	—	—	—	144

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(13,842)	21,579	15,896	(263)	23,370
Provision (benefit) for income taxes	882	5,833	895	—	7,610
Equity in earnings of consolidated subsidiaries, net of income taxes	30,484	—	—	(30,484)	—

Net income (loss)	$15,760	$15,746	$15,001	$(30,747)	$15,760

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 13 Weeks Ended October 3, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$348,080	$60,989	$87,991	$(74,404)	$422,656
Cost of goods sold	254,030	44,521	75,645	(73,343)	300,853

Gross profit	94,050	16,468	12,346	(1,061)	121,803
Selling, general and administrative expenses	51,225	18,886	8,334	—	78,445
Other expense (income), net	26,927	(26,798)	(917)	158	(630)

Operating income (loss)	15,898	24,380	4,929	(1,219)	43,988
Interest expense (income), net	(17,020)	24,932	310	—	8,222
Earnings of non-controlling interests	666	—	—	—	666

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	32,252	(552)	4,619	(1,219)	35,100
Provision (benefit) for income taxes	5,667	1,802	692	—	8,161
Equity in earnings of consolidated subsidiaries, net of income taxes	354	—	—	(354)	—

Net income (loss)	$26,939	$(2,354)	$3,927	$(1,573)	$26,939

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 39 Weeks Ended October 2, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$966,949	$217,656	$551,310	$(655,942)	$1,079,973
Cost of goods sold	783,563	166,176	489,827	(653,080)	786,486

Gross profit	183,386	51,480	61,483	(2,862)	293,487
Selling, general and administrative expenses	124,576	74,473	32,154	—	231,203
Other expense (income), net	98,112	(97,987)	(2,698)	—	(2,573)

Operating income (loss)	(39,302)	74,994	32,027	(2,862)	64,857
Interest expense (income), net	60,110	(31,938)	1,164	—	29,336
Earnings of non-controlling interests	1,565	—	—	—	1,565

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(100,977)	106,932	30,863	(2,862)	33,956
Provision (benefit) for income taxes	(26,975)	35,496	2,830	—	11,351
Equity in earnings of consolidated subsidiaries, net of income taxes	96,607	—	—	(96,607)	—

Net income (loss)	$22,605	$71,436	$28,033	$(99,469)	$22,605

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Income

For the 39 Weeks Ended October 3, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$752,153	$132,667	$218,654	$(139,254)	$964,220
Cost of goods sold	554,286	98,893	181,795	(137,535)	697,439

Gross profit	197,867	33,774	36,859	(1,719)	266,781
Selling, general and administrative expenses	126,389	46,352	23,869	—	196,610
Other expense (income), net	81,093	(85,586)	(1,246)	—	(5,739)

Operating income (loss)	(9,615)	73,008	14,236	(1,719)	75,910
Interest expense (income), net	11,676	10,738	749	—	23,163
Earnings of non-controlling interests	940	—	—	—	940

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(22,231)	62,270	13,487	(1,719)	51,807
Provision (benefit) for income taxes	(12,977)	24,793	2,359	—	14,175
Equity in earnings of consolidated subsidiaries, net of income taxes	46,886	—	—	(46,886)	—

Net income (loss)	$37,632	$37,477	$11,128	$(48,605)	$37,632

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the 39 Weeks Ended October 2, 2005 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$(42,732)	$43,027	$(67,721)	$—	$(67,426)
Investing Activities
Purchases of property, plant and equipment	(11,334)	(1,210)	(17,746)	—	(30,290)
Investment in and advances to subsidiaries	(74,496)	(28,126)	102,622	—	—
Proceeds from the sale of property, plant and equipment and other assets	793	2,003	115	—	2,911
Cash refunded from (paid for) acquisitions, joint ventures and other, net	4,441	(1,039)	(2,371)	—	1,031
Other	(46)	—	—	—	(46)

Net cash (used in ) provided by investing activities	(80,642)	(28,372)	82,620	—	(26,394)
Financing Activities
Borrowings (payments) on credit facility and other, net	120,342	—	(1,382)	—	118,960
Payments on short-term debt, net	—	—	(7,238)	—	(7,238)
Dividends on common stock	(3,948)	—	—	—	(3,948)
Treasury stock re-issued	5,050	—	—	—	5,050
Cost of common stock for treasury	(37)	—	—	—	(37)

Net cash provided by (used in) financing activities	121,407	—	(8,620)	—	112,787
Effect of exchange rate changes on cash	—	—	(202)	—	(202)

Net (decrease) increase in cash	(1,967)	14,655	6,077	—	18,765
Cash balance at beginning of period	2,554	5,594	21,668	—	29,816

Cash balance at end of period	$587	$20,249	$27,745	$—	$48,581

Russell Corporation and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the 39 Weeks Ended October 3, 2004 (In thousands) (unaudited)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash (used in) provided by operating activities	$48,569	$(4,675)	$(62,330)	$—	$(18,436)
Investing Activities
Purchases of property, plant and equipment	(8,162)	(1,263)	(8,292)	—	(17,717)
Investment in and advances to subsidiaries	(78,807)	7,392	71,415	—	—
Proceeds from sales of property, plant and equipment	7,650	851	123	—	8,624
Cash paid for acquisitions, joint ventures and other	(43,293)	—	—	—	(43,293)
Other	1,619	—	—	—	1,619

Net cash (used in) provided by investing activities	(120,993)	6,980	63,246	—	(50,767)
Financing Activities
Borrowings on credit facility, net	75,894	—	(904)	—	74,990
Borrowings on short-term debt	—	—	5,993	—	5,993
Dividends on common stock	(3,910)	—	—	—	(3,910)
Treasury stock re-issued	2,195	—	—	—	2,195
Cost of common stock for treasury	(17)	—	—	—	(17)

Net cash provided by financing activities	74,162	—	5,089	—	79,251
Effect of exchange rate changes on cash	—	—	(662)	—	(662)

Net increase in cash	1,738	2,305	5,343	—	9,386
Increase in cash from consolidating Frontier Yarns, LLC	—	—	7,859	—	7,859
Cash balance at beginning of period	414	15,840	3,862	—	20,116

Cash balance at end of period	$2,152	$18,145	$17,064	$—	$37,361

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Russell Corporation

We have reviewed the condensed consolidated balance sheets of Russell Corporation and subsidiaries as of October 2, 2005 and October 3, 2004, the related condensed consolidated statements of income for the thirteen and thirty-nine week periods ended October 2, 2005 and October 3, 2004, and the condensed consolidated statements of cash flows for the thirty-nine week periods ended October 2, 2005 and October 3, 2004. These financial statements are the responsibility of the Company’s management.

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

November 3, 2005

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

In 2004, we made three strategic acquisitions to further advance our position in the sports equipment and athletic footwear businesses. On June 15, 2004, we acquired American Athletic, Inc. (“AAI”), a leader in the gymnastics equipment business, but just as important to us, provided our Spalding business a platform for extension into the basketball backboard and backboard systems business. On July 19, 2004, we acquired Huffy Sports, which further expanded our basketball backboard, backboard systems and accessories business. On December 30, 2004, we entered the athletic footwear business with the acquisition of Brooks Sports (“Brooks”). Brooks is a pioneer in the technical footwear industry, and its technical apparel is highly valued in the world of serious runners.

Typically, demand for our apparel products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our apparel products, particularly for fleece products (sweatshirts and sweatpants). Generally, we produce, source and store finished goods inventory, particularly fleece, to meet the expected demand for delivery in the upcoming season.

Summary of results for the third quarter of 2005 included:

•	Net sales were at $424.6 million for the third quarter, which included $32.9 million of incremental sales from our 2004 acquisitions.

•	Although the 2005 third quarter results were impacted by operational issues carried over from the 2005 second quarter, we have made significant improvements in sewing efficiencies in offshore plants while reducing manufacturing variances associated with the ramp-up of production within textile operations in Alexander City, Alabama.

•	Eliminated the Chief Operating Officer position resulting in termination benefits of $3.2 million, before tax (or $0.06 per diluted share after tax).

•	Incurred direct losses, net of insurance recoveries, of approximately $1.0 million (or $0.02 per diluted share after tax) from Hurricanes Katrina and Rita during the 2005 third quarter. These direct losses included higher transportation costs incurred to expedite customer orders, increases in fiber prices and the loss of more than 40 containers of product. In addition to the direct costs, we incurred business interruption losses due to the hurricanes such as lost earnings associated with missed sales. We do expect further recovery from our insurance carriers on the business interruption portion of our loss.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Results

The following information is derived from our unaudited condensed consolidated statements of income for the thirteen and thirty-nine weeks ended October 2, 2005 and October 3, 2004.

	13 Weeks Ended				39 Weeks Ended
(Dollars in millions)	October 2, 2005		October 3, 2004		October 2, 2005		October 3, 2004
Net sales	$424.6	100.0%	$422.7	100.0%	$1,080.0	100.0%	$964.2	100.0%
Cost of goods sold	307.2	72.4%	300.9	71.2%	786.5	72.8%	697.4	72.3%

Gross profit	117.4	27.6%	121.8	28.8%	293.5	27.2%	266.8	27.7%
Selling, general & administrative expenses (SG&A)	84.5	19.9%	78.4	18.5%	231.2	21.4%	196.6	20.4%
Other income, net	(1.0)	(0.2)%	(0.6)	(0.1)%	(2.6)	(0.2)%	(5.7)	(0.6)%

Operating income	33.9	7.9%	44.0	10.4%	64.9	6.0%	75.9	7.9%
Interest expense, net	10.4	2.4%	8.2	1.9%	29.3	2.7%	23.2	2.4%
Earnings of non-controlling interests	0.1	—%	0.7	0.2%	1.6	0.1%	0.9	0.1%

Income before income taxes	23.4	5.5%	35.1	8.3%	34.0	3.2%	51.8	5.4%
Provision for income taxes	7.6	1.8%	8.2	1.9%	11.4	1.1%	14.2	1.5%

Net income	$15.8	3.7%	$26.9	6.4%	$22.6	2.1%	$37.6	3.9%

Net sales for the 2005 third quarter were $424.6 million, an increase of $1.9 million, or 0.4%, from last year’s third quarter sales of $422.7 million. Incremental net sales from acquisitions (Brooks and Huffy Sports) were $32.9 million for the third quarter of 2005, while net sales from our ongoing businesses were down 7.3% versus the comparable period last year. Net sales for the thirty-nine weeks ended October 2, 2005 were $1,080.0 million, an increase of $115.8 million, or 12.0%, from the comparable period a year ago. Incremental net sales from acquisitions (Brooks, Huffy Sports and AAI) were $137.6 million for the thirty-nine weeks ended October 2, 2005, while net sales from our ongoing businesses were down 2.3% versus the comparable period last year. See segment analysis below for more information.

Gross profit was $117.4 million, or 27.6% of net sales, in the 2005 third quarter versus a gross profit of $121.8 million, or 28.8% of net sales, in the prior year. Excluding the contribution from acquisitions, our gross profit was $103.4 million, or 26.4% of net sales. This decrease in gross profit as a percent of net sales is primarily due to (i) lower sales volumes of Russell Athletic branded products, (ii) lower pricing in the Artwear channel of the Activewear segment, (iii) lower sales volume and pricing in the Mass Retail channel of the Activewear segment, (iv) lower pricing in the Mossy Oak business and (v) higher transportation costs in the Activewear and Sporting Goods segments due to the impact of the hurricanes.

Gross profit was $293.5 million, or 27.2% of net sales, in the first nine months of 2005 versus a gross profit of $266.8 million, or 27.7% of net sales, in the prior year. Excluding the contribution from acquisitions, our gross profit was $244.3 million, or 25.9% of net sales. This decrease in gross profit as a percent of net sales for the nine months ended October 2, 2005, is primarily due to (i) lower sales volumes of Russell Athletic branded products, (ii) lower pricing in our Mossy Oak business, (iii) significant costs incurred in our Activewear segment in the 2005 second quarter to ramp up production quickly to meet increased demand for our products and react to changes in style mix, (iv) lower sales volume and pricing in the Mass Retail channel of our Activewear segment and (v) higher transportation costs in our Activewear and Sporting Goods segments due to the impact of the hurricanes, which more than offset the positive impact of higher sales volume in the Artwear channel of our Activewear segment.

Selling, general and administrative expenses (“SG&A”) were $84.5 million, or 19.9% of net sales, in the 2005 third quarter versus 18.5% of net sales in the comparable prior year period. SG&A was $231.2 million, or 21.4% of net sales, for the first thirty-nine weeks of 2005 versus $196.6 million, or 20.4% of net sales, in the comparable prior year period. This increase in SG&A as a percent of net sales is primarily due to the impact of acquisitions (as our recently acquired sporting goods brands have higher SG&A costs as a percent of sales than do our base businesses), termination benefits associated with the elimination of the Chief Operating Officer position, additional expenses to comply with the Sarbanes-Oxley Act of 2002 and higher pension costs, offset partially by lower incentive compensation expense.

Other income was $1.0 million in the 2005 third quarter, up $0.4 million versus $0.6 million in the comparable period a year ago. For the thirty-nine weeks ended October 2, 2005, other income was $2.6 million, down $3.1 million from the $5.7 million in the prior period. This decrease was primarily driven by the $4.4 million gain on the sale of our investment in Marmot Mountain. Ltd. (“Marmot”) in the 2004 second quarter, less $1.0 million in gains on sales of non-core assets in the thirty-nine weeks ended October 2, 2005.

Interest expense for the 2005 third quarter was $10.4 million, an increase of $2.2 million over the comparable prior year period. Interest expense for the thirty-nine weeks ended October 2, 2005, was $29.3 million, an increase of $6.1 million over the prior year. These increases are the result of higher debt balances used to fund our investments in acquisitions plus higher interest rates. In addition, we incurred higher interest expense in the 2005 third quarter as a result of the increased receivables in the Artwear channel of our Activewear segment, where in competitive situations we have matched competitors’ payment terms with extended dating programs.

Our effective tax rate was 32.5% for the 2005 third quarter and 33.5% for the thirty-nine weeks ended October 2, 2005, which reflects a shift in income to lower taxing jurisdictions (primarily foreign countries). Our effective tax rate was 23.4% for the 2004 third quarter and 27.4% for the thirty-nine weeks ended October 3, 2004, which reflects the $4.5 million tax benefit that was recognized in the 2004 third quarter from the closure of federal tax audits for 2002 and prior years.

Segment Results

The following table presents a breakdown of our net sales and segment operating income by segment:

	13 Weeks Ended (in millions)		39 Weeks Ended (in millions)
	October 2, 2005	October 3, 2004	October 2, 2005	October 3, 2004
Net sales:
Sporting Goods	$201.8	$192.4	$527.4	$438.1
Activewear	207.8	215.1	506.0	484.2
All Other	15.0	15.2	46.6	41.9

Total net sales	$424.6	$422.7	$1,080.0	$964.2

Segment operating income:
Sporting Goods	$15.5	$23.9	$34.9	$48.5
Activewear	21.3	25.1	36.2	35.8
All Other	1.4	1.1	5.3	4.3

Total Segment operating income	$38.2	$50.1	$76.4	$88.6

Sporting Goods

For the 2005 third quarter, net sales in our Sporting Goods segment totaled $201.8 million, an increase of $9.4 million, or 4.9%, from the comparable period last year. Excluding incremental net sales from acquisitions, net sales in the Sporting Goods segment for the 2005 third quarter decreased $23.5 million, or 12.2%. This decrease in quarter-over-quarter net sales primarily relates to lower volumes of Russell Athletic branded products in part due to the expiration in December 2004 of the Major League Baseball apparel contract, the discontinuance of the Discus brand at a major account and shipments missed due to the hurricanes. In addition, Spalding had lower licensing revenue due to the continued strategic shift in licensees to better position its brand, and Mossy Oak’s sales are down quarter-over-quarter due to lower pricing.

For the thirty-nine weeks ended October 2, 2005, net sales in our Sporting Goods segment totaled $527.4 million, an increase of $89.3 million, or 20.4%, from the comparable period last year. Excluding incremental net sales from acquisitions, net sales in the Sporting Goods segment for the thirty-nine weeks ended October 2, 2005 decreased $48.3 million, or 11.0%. This decrease in net sales is primarily due to our Russell Athletic and Mossy Oak businesses. For Russell Athletic, sales were down due to volume decreases driven by, among other things, expiration of the Major League Baseball apparel contract in December 2004, the discontinuance of the Discus brand at a major account and missed shipments of our Russell Athletic branded products caused by the hurricanes. For Mossy Oak, both sales volume and pricing contributed to the decrease in net sales. Pricing in the Mossy Oak business continues to be pressured by our competitors and several of our customers who are substantially promoting their own private label camouflage products.

In the 2005 third quarter, our Sporting Goods segment operating income was $15.5 million, or 7.7% of the segment’s net sales, versus $23.9 million, or 12.4% of the segment’s net sales, in the comparable period last year. Excluding the impact from acquisitions, Sporting Goods segment operating income was $11.0 million, or 6.5% for the 2005 third quarter. The decrease in segment operating income is primarily due to the factors noted above that describe the decrease in net sales quarter-over-quarter plus duplicate costs incurred during the period of transition as we move some of the Huffy Sports backboard production to China and higher transportation costs due to the hurricanes.

For the thirty-nine weeks ended October 2, 2005, our Sporting Goods segment operating income was $34.9 million, or 6.6% of the segment’s net sales, versus $48.5 million, or 11.1% of the segment’s net sales, in the comparable period last year. Excluding the impact from acquisitions and the $4.4 million gain on the sale of our investment in Marmot in the prior year, Sporting Goods segment operating income was $20.7 million, or 5.3%, for the 2005 third quarter versus $44.1 million, or 10.1%, for the comparable prior year period. The decrease in segment operating income is primarily due to the factors noted above that describe the decrease in the 2005 third quarter operating income versus the comparable prior year period.

Activewear

For the 2005 third quarter, net sales in our Activewear segment totaled $207.8 million, a decrease of $7.3 million, or 3.4%, from the comparable period last year. This decrease in net sales was primarily driven by volume, as a result of adjustments of inventory at retail, and pricing in the Mass Retail channel. Dozens shipped in the 2005 third quarter were down approximately 10.4% versus the comparable prior year period. Net sales in the Artwear channel were basically flat quarter-over-quarter despite a price decline and lost sales due to supply disruptions caused by the hurricanes. International apparel sales were up $5.2 million versus the prior period.

For the thirty-nine weeks ended October 2, 2005, net sales in our Activewear segment totaled $506.0 million, an increase of $21.8 million, or 4.5%, from the comparable period last year. This increase in net sales was primarily driven by volume in the Artwear channel as dozens shipped in the first thirty-nine weeks of 2005 were up approximately 12.8% versus the comparable prior year period, despite the loss in sales from the supply chain disruption caused by the hurricanes.

Activewear segment operating income for the 2005 third quarter was $21.3 million, or 10.3% of the segment’s net sales, versus $25.1 million, or 11.7% of the segment’s net sales, in the comparable period last year. This decrease was the result of price declines quarter-over-quarter in the Artwear channel along with higher transportation costs due to the hurricanes.

On a year-to-date basis, Activewear segment operating income is $36.2 million, or 7.2% of the segment’s net sales in 2005 versus $35.8 million, or 7.4% of the segment’s net sales, in 2004. This increase is the result of the sales volume increase in the Artwear channel that more than offset the operational issues that impacted the 2005 second and third quarters and the adverse impact from the hurricanes.

All Other

For the 2005 third quarter, net sales for all other segments totaled $15.0 million which was consistent with the comparable prior year period. Net sales for the thirty-nine weeks ended October 2, 2005, for all other segments were $46.6 million, an increase of $4.7 million, or 11.2%, from the comparable period’s net sales of $41.9 million. This increase in net sales was primarily driven by increased volume in our fabrics division as yards sold were up 11.8% and higher net sales from Frontier Yarns.

In the 2005 third quarter, all other segments contributed $1.4 million of segment operating income, or 9.3% of their net sales, versus $1.1 million, or 7.2% of their net sales, in the comparable period last year. For the first nine months of 2005, all other segments contributed $5.3 million of segment operating income, or 11.4% of their net sales, versus $4.3 million, or 10.3% of their net sales, in the comparable prior year period. This increase was primarily driven by the increased sales volume in our fabrics division and in Frontier Yarns, which more than offset the additional rework costs and the increase in bad debt reserves that occurred in the 2005 second quarter.

Corporate Expenses

Corporate expenses are primarily enterprise costs that are not allocated to the segments. Corporate expenses decreased by $2.3 million to $4.5 million in the 2005 third quarter versus $6.8 million in the comparable prior year period. This decrease was primarily the result of lower incentive compensation expense as a result of our earnings decline in the 2005 third quarter and outlook for the remainder of the year, which more than offset the $3.2 million in termination benefits associated with the elimination of the Chief Operating Officer position.

For the thirty-nine weeks ended October 2, 2005, corporate expenses decreased by $0.5 million to $13.1 million versus $13.6 in the comparable prior year period. This decrease is primarily the result of lower incentive compensation expense and gains on sales of non-core assets offset by incremental costs to comply with the Sarbanes-Oxley Act of 2002, additional pension cost and the $3.2 million of termination benefits associated with the elimination of the Chief Operating Officer position.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition is reflected in the following (dollars in thousands):

	October 2, 2005	January 1, 2005	October 3, 2004
Working capital	$617,333	$457,814	$520,410
Net debt	$461,190	$368,233	$339,990
Net debt to total capital ratio	44%	40%	38%

Net debt is defined as short-term and long-term borrowings less cash. For the ratio of net debt to total capital, total capital is defined as net debt plus stockholders’ equity.

The increase in working capital at October 2, 2005 as compared to October 3, 2004 is primarily due to the acquisition of Brooks Sports and the increase in receivables in the Artwear channel of our Activewear segment, where due to competitive situations, we have matched competitors’ payment terms with extended dating programs.

Net debt is $121.2 million higher at October 2, 2005 as compared to October 3, 2004, which is due to approximately $114.0 million of net investments in acquisitions that have been made during the same period.

Cash from Operating Activities

Cash provided by operating activities is primarily dependent on the level of income and controlling investments in inventories and other working capital components. Cash provided by operating activities is typically substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

Our operations used approximately $67.4 million of cash during thirty-nine weeks ended October 2, 2005, versus using $18.4 million during the same period in 2004. The primary reasons for the increase in cash usage were (i) higher than normal receivables, due to matching competitors’ payment terms with extended dating programs in the Artwear channel of our Activewear segment, (ii) net increase in cash outflow for incentive compensation (i.e. a component of accounts payable and accrued expenses), as higher incentive compensation was earned in 2004 (paid in early 2005), compared with lower amounts earned in 2003 (paid in early 2004) and (iii) $4.3 million in higher contributions to our qualified defined benefit pension plans.

Cash from Investing Activities

Net cash used in investing activities was $26.4 million for the thirty-nine weeks ending October 2, 2005 versus $50.8 million in the comparable prior year period. Our investing activities in the 2005 thirty-nine weeks period have consisted primarily of capital expenditures of $30.3 million less $7.4 million of proceeds from the settlement of disputes in the Spalding purchase agreement and the sale of non-core assets. In the first thirty-nine weeks of 2004, our investing activities primarily consisted of capital expenditures of $17.7 million and investments in acquisitions of $43.3 million less $8.6 million of proceeds from the sale of non-core assets and $1.6 million of distributions from joint ventures.

For fiscal 2005, we are forecasting capital expenditures to be in the $45 million to $50 million range. The majority of planned fiscal 2005 capital expenditures are to further enhance our manufacturing capabilities, including the completion of Phase I of the new textile facility in Honduras, and to improve our information systems capabilities to support our business initiatives.

Cash From Financing Activities

We paid $3.9 million in dividends ($0.12 per share) during the first thirty-nine weeks of 2005 and 2004.

On October 2, 2005, our debt facilities and outstanding debt obligations included:

•	$300 million Secured Revolving Credit Facility, (the “Revolver”) due April 2007, of which $240.4 million was outstanding;

•	$250 million in 9.25% Senior Unsecured Notes, (the “Senior Notes”) due 2010; and

•	$19.4 million of other outstanding borrowings of which $7.2 million related to our line of credit used by our subsidiary in the United Kingdom, $2.9 million related to draws made by Frontier Yarns on their factored receivables, and $9.3 million in other debt that is primarily made up of notes and capital leases held by Frontier Yarns for machinery and equipment used in operations.

On April 6, 2005, we paid off the remaining $10 million outstanding under our Senior Secured Term Loan.

Under the Revolver, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. Variable interest on the Revolver from July 4, 2005 to October 2, 2005 was either LIBOR plus 2.00% (6.23% at October 2, 2005) or Base Rate plus 0.50% (7.25% at October 2, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%.

For the fourth quarter of 2005, variable interest on the Revolver is expected to be consistent with the third quarter 2005, as either LIBOR plus 2.00% or Base Rate plus 0.50% with an annual commitment fee on the unused portion of the Facilities of 0.375%.

Adequacy of Borrowing Capacity

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of October 2, 2005, we had $240.4 million outstanding under the Revolver and approximately $48.0 million of availability under our Revolver. We also had $48.6 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business; satisfy our working capital, capital expenditure and pension funding requirements; and meet our foreseeable liquidity requirements, including debt service on our Senior Notes.

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

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at October 2, 2005. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis. At October 2, 2005, our outstanding debt totaled $509.8 million, which consisted of fixed-rate debt of $259.3 million and variable-rate debt of $250.5 million. Based on our average outstanding borrowings under our variable-rate debt for the thirty-nine weeks ended October 2, 2005, a one-percentage point increase in interest rates would have negatively impacted our 2005 third quarter pre-tax earnings and cash flows by approximately $1.7 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at October 2, 2005 by approximately $1.4 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the euro and British pound sterling and to a lesser extent, the Canadian dollar, Australian dollar and Japanese yen. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At October 2, 2005, we had a $1.9 million asset associated with these foreign currency forward contracts. A five-percentage point adverse change in the foreign currency spot rates would decrease our foreign currency forward contract asset at October 2, 2005 by $1.8 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to petroleum prices, the economic climate or other unforeseen circumstances, such as we have recently experienced with hurricanes. We purchase yarn from Frontier Yarns, Frontier Spinning, and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We did not have any outstanding commodity futures contracts at October 2, 2005.

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

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to: (a) the impact of Hurricane Katrina and other recent hurricanes on our business; (b) the effect of pricing pressures and competition on our businesses; (c) our ability to fully resolve current operational issues and implement operational improvements; (d) changes in customer demand for our products; (e) changes in weather and the seasonal nature of our business; (f) changes in economic conditions such as changes in interest rates, currency exchange rates, commodity prices, and other external and political factors over which we have no control; (g) significant competitive activity, including promotional and price competition; (h) our investments in capital expenditures; (i) our management of inventory levels and working capital; (j) our debt structure, cash management and cash requirements; (k) our ability to efficiently utilize plants and equipment; (l) the short- and long-term effects on our business of higher prices for raw materials, energy, and transportation; and (m) other risk factors listed from time to time in our SEC filings. We undertake no obligation to revise the forward-looking statements included in this Quarterly Report on Form 10-Q to reflect any future events or circumstances. Our actual results, performance or achievements could differ materially from the results expressed or implied by any forward-looking statements contained in this Quarterly Report.

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

During the fiscal quarter ended October 2, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contingencies. For information concerning our ongoing litigation, see Note 4 to the Condensed Consolidated Financial Statements.

ITEM 5. OTHER INFORMATION

In our Current Report on Form 8-K filed on August 16, 2005, we reported that the employment of Jonathan R. Letzler as President and Chief Operating Officer of Russell Corporation terminated effective August 10, 2005 in connection with the elimination of that position. We further reported that under the terms of his employment agreement, dated November 20, 2002, Mr. Letzler was entitled to certain payments and other benefits in connection with his separation from employment. On November 10, 2005, Mr. Letzler and Russell Corporation entered into a Separation Agreement and General Release (the “Separation Agreement”), pursuant to which those separation payments and benefits were amended in order to comply with certain recently enacted provisions of the Internal Revenue Code and the regulations thereunder.

Under the Separation Agreement, Mr. Letzler will receive, no later than December 31, 2005, a one-time, lump sum payment of approximately $1.9 million (less applicable taxes and withholdings) equal to and in lieu of the salary- and bonus-based severance pay, additional retirement benefit and group health plan subsidy he would have received under the terms of his employment agreement. No later than December 31, 2005, he also will receive the 100,000 shares of Russell Common Stock (less the number of such shares withheld to pay applicable taxes and other withholdings) to which he was entitled under the terms of his employment agreement. All payments and benefits to Mr. Letzler under the Separation Agreement are subject to Mr. Letzler’s reasonable compliance with covenants contained therein, including noncompetition and nondisclosure covenants.

The description of material terms of the Separation Agreement contained in this Item 5 of our Quarterly Report on Form 10-Q is hereby qualified in its entirety by reference to the Separation Agreement, which is filed as Exhibit (10a) to this Form 10-Q and is incorporated by reference into this Item 5.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers	Description
(3a)	Restated Certificate of Incorporation of Russell Corporation, a Delaware corporation, effective April 27, 2005 (incorporated by reference to Exhibit 3.1 to Current Report on Form 8-K dated April 27, 2005)

(3b)	Amended and Restated By-Laws of Russell Corporation, a Delaware corporation, effective April 27, 2005 (incorporated by reference to Exhibit 3.2 to Current Report on Form 8-K dated April 27, 2005)

(3c)	Certificate of Designation of Series A Junior Participating Preferred Stock of Russell Corporation, effective April 27, 2005 (incorporated by reference to Exhibit 3.3 to Current Report on Form 8-K dated April 27, 2005)

(4a)	Amendment to Rights Agreement, dated as of April 27, 2005 (incorporated by reference to Exhibit 99.1 to Current Report on Form 8-K dated April 27, 2005)

(10a)	Separation Agreement and General Release, dated November 10, 2005, between Jonathan R. Letzler and Russell Corporation

(15)	Letter re/ unaudited interim financial information

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification

(31b)	Rule 13a-14(a)/15d-14(a) CFO Certification

(32)	Section 1350 Certifications

(99a)	2004 and 2003 Segment Information by Quarter

(b)	Reports on Form 8-K

On July 14, 2005, we furnished a Form 8-K, under Items 2.02 and 9.01, relating to the issuance on that date of our press release setting forth a revised outlook of operating results for the fiscal 2005 second quarter.

On August 2, 2005, we filed a Form 8-K dated July 27, 2005, under Items 1.01, 5.02 and 9.01, relating to the appointment of Victoria W. Beck as Vice President/Corporate Controller and describing the material terms of her employment agreement with Russell Corporation.

On July 28, 2005, we furnished a Form 8-K under Items 2.02 and 9.01 relating to the issuance of our press release announcing our results of operations for the fiscal 2005 second quarter.

On August 16, 2005, we filed a Form 8-K dated August 10, 2005, under Items 1.02, 5.02 and 9.01, relating to the termination of employment of Jonathan R. Letzler, President and Chief Operating Officer, and describing the material terms of his termination benefits.

On September 20, 2005, we filed a Form 8-K under Items 8.01 and 9.01 relating to the issuance of our September 19, 2005 press release setting forth a revised outlook of operating results for fiscal 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: November 14, 2005	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2005	/s/ Victoria W. Beck
Victoria W. Beck
Corporate Controller