Form 10-K
period 2005-12-31
RUSSELL CORP
filed 2006-03-15
CIK 85812

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 205497

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended DECEMBER 31, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities

Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange

Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by a check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act).    Yes  ☐    No  ☒

The aggregate market value of Common Stock, par value $.01, held by non-affiliates of the registrant, as of July 3, 2005, was approximately $622,000,000, based on the closing sale price reported on the New York Stock Exchange.

As of March 7, 2006, there were 33,184,790 shares of Common Stock, $.01 par value outstanding (excluding treasury shares).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Proxy Statement for the Annual Meeting of Shareholders to be held on April 26, 2006 (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

General

Russell Corporation (“Russell,” “we,” “our,” or the “Company”) is a leading authentic athletic and sporting goods company with over a century of success. Headquartered in Atlanta, Georgia, we sell athletic uniforms, apparel, athletic footwear, sporting goods, athletic equipment, and accessories for a wide variety of sports, outdoor and fitness activities under well-known brands such as Russell Athletic®, JERZEES®, Spalding®, and Brooks®. Other brands include American Athletic®, Huffy Sports®, Mossy Oak®, Cross Creek®, Moving Comfort®, Bike®, Dudley®, Discus®, and Sherrin®. Since incorporating in 1902, the “Russell” name has been associated with quality apparel.

Over the past decade, competition in the apparel industry has grown increasingly intense due to globalization of supply, reduced trade restrictions and low barriers to entry. We have responded to these circumstances in several ways. In 1998, we initiated a restructuring and reorganization program with the objectives of (i) transitioning the Company from a manufacturing-driven business to a consumer-focused organization that markets branded apparel products and (ii) creating an efficient, low-cost operating structure with the flexibility to take advantage of future opportunities to further reduce costs, such as strategic outsourcing arrangements, transferring our sewing and assembly operations to offshore facilities, and utilizing increasingly efficient domestic facilities.

In 2003, we launched an operations improvement program that achieved significant cost reductions to offset selling price decreases, higher fiber costs and other cost increases. The program improved operating efficiencies and asset utilization, while streamlining processes in both our manufacturing and administrative areas through lower full-packaged sourcing costs, increased efficiencies in existing manufacturing operations, improved distribution costs, and expanded production with lower cost contractors.

In addition to the initiatives of the restructuring and reorganization program in our apparel business, we began evaluating selective acquisition opportunities to further diversify our portfolio of brands and products. In 2000, we acquired the Mossy Oak® camouflage apparel business of Haas Outdoors, one of the premier camouflage brands in the world. In 2003, we completed two acquisitions that launched our participation in the sporting goods and athletic equipment markets. The acquisition of the Bike Athletic Company business introduced athletic supporters, knee and elbow pads, braces, and other protective equipment into our product offering. Then, with the May 2003 acquisition of the brands, contracts and related assets of the sporting goods business of Spalding Sports Worldwide, Inc., we became a leading marketer of basketballs and other inflatable sporting goods products.

During 2004, we further expanded our sports equipment product mix with three strategic acquisitions. In June, we acquired the assets of American Athletic, Inc., a leading supplier of gymnastics equipment and basketball backboard and backboard systems, which provided a platform for the extension of our Spalding business. In July, we acquired the Huffy Sports business, further expanding our line of basketball backboards, backboard systems and accessories. American Athletic and Huffy Sports now operate as part of our Spalding Group. Then, in December, we entered the athletic footwear business with the acquisition of Brooks Sports. The Brooks® brand is a leader in high performance athletic footwear and apparel (primarily for running) and is considered an innovator in the technical athletic footwear and apparel industry.

Today, Russell is a major branded athletic and sporting goods company with a rich history of marketing athletic uniforms, apparel, athletic footwear, and equipment for a wide variety of sports and fitness activities. Our global position is built on well-known brands and quality products. Through Russell Athletic, the Company is a leading supplier of team uniforms in the U.S. Through the Spalding Group, Russell is also the largest provider of basketball equipment in the world. This position is solidified by our long association with the National Basketball Association (“NBA”). We are now in the second year of our current eight-year agreement with that league which allows us to continue our association with one of the fastest growing sports in the world.

We offer a diversified portfolio of brands and products across multiple distribution channels and our products are marketed and sold throughout North America and approximately 100 other countries. We market and distribute our products through mass merchandisers, sporting goods dealers, specialty running stores, department and sports specialty stores, college stores, on-line retailers, mail order houses, artwear distributors, screen printers, embroiderers, and on a limited basis through owned retail stores. We sell our products primarily through a combination of salaried sales persons, independent commissioned agents and independent licensees. We operate in two segments: Sporting Goods and Activewear.

The Sporting Goods segment consists of those products or brands that are associated with sports apparel, sports equipment and sporting goods sales at retail. This segment includes the Russell Athletic Group (consisting of Russell Athletic, Moving Comfort and Bike), the Spalding Group, Mossy Oak and Brooks. The Activewear segment primarily consists of sales of JERZEES® branded products (t-shirts, sweats, knit shirts, career wear, and socks) the majority of which are sold through mass retailers or into the Artwear market. Fabric sales and certain private label manufacturing revenues are presented in the “all other” category.

For our apparel business, we produce or source products utilizing a combination of owned facilities primarily in the United States, Honduras and Mexico, as well as contractors and other suppliers around the world. Approximately 99% of our apparel sewing and assembly operations are conducted offshore. Our yarn spinning joint venture and partner supply the majority of our yarn requirements.

For our sporting goods and athletic equipment businesses, the products offered by Spalding, Brooks, Moving Comfort, and Bike are generally sourced from third-party contractors outside the United States, primarily in Asia. American Athletic produces gymnastics equipment, in-arena basketball backboards and systems in Company owned facilities in the United States. Huffy Sports produces a portion of its basketball backboards in Company-operated facilities, but utilizes a third party contractor in Asia for approximately 60% of its production and plans to increase offshore sourcing to 100% during 2006. Steel and other raw materials used in this production are sourced from a variety of suppliers and countries.

In January 2006, we announced a major restructuring that includes a number of initiatives developed to improve our long-term competitiveness. The pre-tax cost is expected to be $60 to $80 million over the next 2 to 3 years with projected annualized pre-tax cost savings of $35 to $40 million. The restructuring will focus on the continued shift offshore of textile/apparel manufacturing operations, the completion of operational changes to Huffy Sports’ backboard business and significant reductions in sales, marketing and administrative costs. These plans will impact approximately 2,300 positions globally, including 1,700 in the U.S., of which approximately 1,200 will eventually be replaced in Honduras and Mexico. As in our previous initiatives, the restructuring will be combined with focused marketing efforts, improved asset utilization and efficiency improvements which we expect will lead to increased sales, higher margins and improved profitability.

Our business, financial condition and results of operations are affected by many factors and are subject to a number of risks, including seasonal variation, raw material volatility and the materiality to us of significant customers. See Item 1A. “Risk Factors” for a discussion of these and other risks.

Financial Information About Segments

See Note 9 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K for financial information regarding our segments.

We operate our global business primarily in two reportable segments: Sporting Goods and Activewear. The Sporting Goods segment consists of sports apparel, sports equipment and athletic footwear, which are sold principally under the brands Russell Athletic®, Spalding®, Brooks®, American Athletic®, Huffy Sports®, Mossy Oak®, Moving Comfort®, Bike®, Dudley®, and Sherrin®. We market and distribute products in the Sporting

Goods segment primarily through sporting goods dealers, specialty running stores, department and sports specialty stores, and college stores. Sporting Goods segment equipment and athletic footwear products are primarily sourced. The sports apparel products are both sourced and manufactured by the Company.

The Activewear segment consists of our basic, performance and careerwear apparel products, such as t-shirts, sweatshirts and sweatpants, knit shirts, socks, and career wear. Products in the Activewear segment are sold principally under the JERZEES® and Cross Creek® brands through mass merchandisers, distributors, screen printers, and embroiderers. Products in the Activewear segment are primarily manufactured by the Company utilizing a combination of owned facilities and third-party contractors.

Other segments that do not meet the quantitative thresholds for determining reportable segments primarily include our fabrics division, custom private label business and Frontier Yarns. These are included in the “All Other” data presented herein.

Prior to 2005, we operated our business along distribution channels and reported two segments: Domestic and International Apparel. In 2005 and after several acquisitions in prior years that have redefined Russell as an authentic athletic and sporting goods company, we realigned our operations by brands and products. Accordingly, the segment data presented herein for 2004 and 2003 has been restated to present our segment data on the new basis of segment reporting.

Our management evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes (segment operating income). Segment operating income as presented by us may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005. Except for transactions with Frontier Yarns, intersegment transfers are primarily recorded at cost, with no intercompany profit or loss on intersegment transfers.

Financial Information About Geographic Areas

See “Enterprise-wide Disclosures” from Note 9 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

Our products are sold or licensed in more than 100 countries and we have sales, administrative, or manufacturing facilities in numerous foreign countries, including Australia, Honduras, Mexico, and the United Kingdom, with the majority of our foreign sales being in Europe, Australia and Mexico. Due to this, we are exposed to risks of change in social, political and economic conditions inherent in operating in foreign countries, including, but not limited to, the following: (i) currency fluctuations; (ii) import and export license requirements; (iii) trade restrictions; (iv) changes in tariffs and taxes; (v) restrictions on repatriating foreign profits back to the United States; (vi) foreign laws and regulations; (vii) difficulties in staffing and managing international operations; (viii) political unrest; and (ix) disruptions or delays in shipments.

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

Intellectual Property

We market our products under a number of trademarks and tradenames. We have registered trademarks in the United States for Russell Athletic®, JERZEES®, Bike®, Cross Creek®, Moving Comfort®, Spalding®, Infusion®, Dudley®, American Athletic®, and Brooks® and variations of these brands as well as other trademarks. We have similar trademark registrations internationally. We also have worldwide licenses to use certain registered Mossy Oak® and Huffy Sports® trademarks. The protection of our trademarks is important to our business. We believe that our registered and common law trademarks have significant value and these trademarks are instrumental to our ability to create and sustain demand for our products.

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

Our Mossy Oak® license from Haas Outdoors is perpetual and permits us to use certain of the licensor’s trademarks, service marks, trade names, logos, and copyrights on apparel and accessories. This license is non-exclusive for certain products including accessories, gloves, headwear, footwear, bags, and products incorporating performance features such as special fabrics. The Mossy Oak® license also requires that we pay a licensing fee calculated as a percentage of net sales from our Mossy Oak® products. If we fail to comply with the material terms of the Mossy Oak® license, including the obligation to make royalty payments, Haas Outdoors may terminate the license. Our Huffy Sports® license is perpetual and non-royalty bearing.

We have three non-exclusive licenses with licensing agents that cover approximately 338 colleges and universities. One of those licenses expires in September 2006 and another expires in March 2007. The third license automatically renews for rolling one-year terms, but is subject to termination without cause at any time on 90 days notice. We also have approximately 43 licenses directly with colleges and universities that are generally for one to two year terms and require us to pay a licensing fee of a percentage of net sales.

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

Competition

Competition in the apparel, sports equipment and athletic footwear industries varies by product line and we expect competition to intensify in all of our businesses. While no single competitor dominates any channel in which we operate, some of our competitors are larger, more diversified and have greater financial and other resources than we do. We, and others in our industry, face competition on many fronts, including, without limitation: (i) quality of product; (ii) brand recognition; (iii) price; (iv) product differentiation; (v) advertising; and (vi) customer service. We also compete with other global companies, many of which may have lower costs. Our ability to remain competitive in the areas of quality, price, marketing, product development, manufacturing, distribution, and order processing will, in large part, determine our future success. Our primary competitors in the Sporting Goods segment are adidas, ASICS, Champion, Lifetime, New Balance, Nike, Under Armour, and Wilson. Our primary competitors in the Activewear segment are Fruit of the Loom, Gildan, Hanes, and various private label and house brands. Competitors in the All Other segment consist of a wide variety of traditional textile companies, both foreign and domestic.

Employees

As of December 31, 2005, we employed approximately 15,500 persons. We have never had a strike or work stoppage and consider our relationship with our employees to be good.

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

Our shareholders approved a proposal to change the Company’s state of incorporation from Alabama to Delaware (the “reincorporation”) at the annual meeting of shareholders held on April 21, 2004. On April 27, 2005, we completed the reincorporation.

Available Information

Our Internet address is www.russellcorp.com and our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports are available, free of charge, through the Investor Relations section of our website as soon as reasonably practicable after filing with the Securities and Exchange Commission.

Forward-Looking Information

This Annual Report on Form 10-K, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, contains certain statements that describe our beliefs concerning future business conditions, prospects, growth opportunities, and the outlook for the Company based upon currently available information. Wherever possible, we have identified these “forward-looking” statements (as defined in the Private Securities Litigation Reform Act of 1995 (the “Act”)) by words such as “anticipates,” “believes,” “could,” “may,” “intends,” “estimates,” “expects,” “projects,” and similar phrases. We include such statements because we believe it is important to communicate our future expectations to our stockholders, and we therefore make such forward-looking statements in reliance upon the safe harbor provisions of the Act. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net sales, gross margin, expenses, or earnings or losses from operations. These forward-looking statements are based upon assumptions we believe are reasonable.

Such forward-looking statements are subject to risks and uncertainties that could cause our actual results, performance and achievements to differ materially from those expressed in, or implied by, these statements. Factors that could affect our financial performance or cause actual results to differ from estimates in, or underlying, such forward-looking statements include, among others, those set forth under Item 1A. “Risk Factors” and the following:

a)	changes in economic conditions such as changes in interest rates, currency exchange rates, commodity prices, and other external and political factors over which we have no control;

b)	changes in environmental and other laws and regulations;

c)	significant competitive activity, including, but not limited to, promotional and price competition;

d)	inherent risks in the marketplace associated with new products;

e)	changes in customer demand for our products and our ability to maintain customer relationships and grow our business;

f)	the ultimate cost of our restructuring, and our ability to complete the restructuring and achieve cost reductions within the projected time frame and with the expected savings;

g)	the collectibility of receivables from our customers;

h)	our debt structure, cash management and cash requirements;

i)	estimates and assumptions utilized in our accounting practices;

j)	risks associated with our new Honduras textile operation;

k)	our ability to efficiently utilize plants and equipment;

l)	our management of inventory levels and working capital;

m)	our investments in capital expenditures; and

n)	other risk factors listed from time to time in our SEC filings.

The risks listed above are not exhaustive and other sections of this Annual Report on Form 10-K may include additional factors that could adversely affect our business, financial condition, results of operations, and cash flows. We assume no obligation to publicly update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1A. RISK FACTORS

The following factors, as well as factors described elsewhere in this Form 10-K or in other filings with the Securities and Exchange Commission, could adversely affect our consolidated financial position, results of operations or cash flows. Other factors not presently known to us or that we presently believe are not material could also affect our business operations and financial results.

We may fail to realize the cost savings and other benefits that we expect from our restructuring and cost savings initiatives and any savings that we do achieve may be offset by other competitive pressures.

In January 2006, we announced a restructuring that includes a number of specific actions which, combined with planned focused marketing efforts, improved asset utilization and efficiency improvements, have been developed to improve our long-term competitiveness. We expect these efforts to lead to increased sales, higher margins and improved profitability. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If we cannot successfully implement the strategic cost reductions included in our restructuring or other cost savings plans, we may not realize all anticipated cost savings and other benefits. Moreover, even if we realize the benefits of our efforts, any cost savings that we achieve may be offset by pressures from our customers to reduce prices or by higher fiber costs, higher costs associated with adding product features, higher energy and higher general and administrative expenses. Our failure to realize the anticipated benefits of our initiatives could have a material adverse effect on our business, results of operations and financial condition.

We rely on a few customers for a significant portion of our sales and we generally do not have any long-term contracts with any of these customers.

Some of our customers are material to our business and results of operations. For fiscal 2005, 2004 and 2003 respectively, Wal-Mart and its subsidiaries, our largest customer, represented approximately 16.9%, 19.3% and 21.2% of our consolidated gross sales. Our sales to Wal-Mart may increase or decrease in any given year, dependent upon Wal-Mart merchandising and sourcing decisions. In 2005, Wal-Mart notified us that we would not be the sole supplier of their boys’ basic fleece business, beginning in 2006. Our top ten customers accounted for approximately 38.9% of our 2005 gross sales as compared to 44% in 2004. We believe that consolidation in the retail industry, particularly in the sporting goods retail industry, and the strength of our customers have given certain customers the ability to make greater demands over suppliers such as us and we expect this trend to continue. However, we also believe that this consolidation may afford us greater cost savings potential as a result of more advantageous economies of scale, as we have such a broad array of products and brands focused on the sporting goods market. If consolidation continues, our sales and results of operations may be increasingly sensitive to deterioration in the financial condition of, or other adverse developments with, one or more of our customers. Although we believe that our relationships with our major customers are good, we generally do not have long-term contracts with any of them, which is typical of our industry. As a result, although our customers provide indications of their product needs and purchases on a season by season basis, they generally purchase our products on an order-by-order basis and the relationship, as well as particular orders, can be terminated at any time. The loss of, or significant decrease in, business from any of our major customers could have a material adverse effect on our business, results of operations and financial condition.

We are dependent on joint ventures and other third parties for the purchase of yarn and other raw materials and the manufacture or sourcing of our products and if these parties fail to perform, we may not meet the demands of our customers.

Our apparel business produces most of its yarn in the joint venture we established with Frontier Spinning Mills and purchases the remainder from our joint venture partner and other third-party suppliers. In addition, we outsource a portion of our sewing and assembly requirements for our products sold in the United States and Canada. Most of the products offered by our sporting goods and athletic equipment businesses are sourced from third party contractors outside the United States or manufactured by third-party contractors. Our dependence on third parties for manufacturing and raw materials production and for sourcing of finished products could subject us to difficulties in obtaining timely delivery of products that meet our quality standards. Although we monitor the performance of our contractors, we cannot assure you that they will deliver our products in a timely manner or that they will meet our quality standards. In this event, failure to satisfy our customers’ requirements could result in our customers canceling orders, demanding reduced prices, refusing to accept orders or reducing future orders, any of which could materially adversely affect our business, results of operations and financial condition.

We do not have long-term supply contracts for any of our raw materials other than, for yarn, through our joint venture with Frontier Spinning Mills. As a result, other than with respect to Frontier Yarns, either we or our suppliers or manufacturers may unilaterally terminate the relationship at any time. In addition, we also compete for quality contractors, some of which have long-standing relationships with our competitors. After an initial period of disruption, we believe there are readily available alternative sources of supply and manufacturers; however, if we are unable to secure or maintain our relationships with suppliers and manufacturers, or experience a delay in obtaining an alternative source of supply, we may not be able to fulfill our customers’ requirements, which could have a material adverse effect on our business, results of operations and financial condition.

Our success is dependent upon the continued protection of our trademarks and other intellectual property rights. We may be forced to incur substantial costs to protect our intellectual property and, if we are unable to protect our intellectual property, the image of one or more of our brands may suffer.

Our registered and common law trademarks have significant value and some of our trademarks are instrumental to our ability to create and sustain demand for and market our products. We cannot assure you that third parties will not assert claims to our trademarks and other intellectual property or that we will be able to successfully resolve those claims. In addition, while we seek international protection of our intellectual property, the laws of some foreign countries may not allow us to protect our intellectual property to the same extent as the laws of the United States. In addition, we could incur substantial costs to defend legal actions taken against us relating to our use of trademarks, which could have a material adverse effect on our business, results of operations and financial condition.

Product innovation is a highly important factor in our sporting goods and athletic equipment businesses and many of the innovations in the products marketed by those businesses have been patented.

The demand for some of our products is cyclical and a downturn in the economy may reduce purchases of our products which could adversely affect our financial performance.

The apparel, sporting goods and footwear industries historically have been subject to substantial cyclical variations. As domestic and international economic conditions change, trends in discretionary consumer spending become unpredictable and could be subject to reductions due to uncertainties about the future. When consumers reduce discretionary spending, purchases of specialty apparel, footwear and sporting goods may decline. Many of our products, particularly our premium Russell Athletic, Brooks and artwear products, are discretionary purchases. Any substantial decline in general economic conditions could affect consumer and corporate spending habits and have an adverse effect on our business, results of operations and financial condition.

The demand for some of our products is seasonal and unseasonably warm weather would likely reduce the demand for our core fleece products.

Our results of operations are affected by numerous factors, including seasonal variations. Typically, demand for our apparel products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our apparel products, particularly for our fleece (sweatshirts and sweatpants) products. Demand in our basketball and basketball equipment business is typically higher in the second and fourth quarters, but is not as pronounced as the seasonality of our fleece business. Typically, demand for Brooks’ products is slightly higher in the first half of the year. Generally, we produce and store finished goods inventory, particularly fleece, to meet the expected demand for delivery in the upcoming season. If, after producing and storing inventory in anticipation of seasonal deliveries, demand is significantly less than expected, we may hold inventory for extended periods of time, sell excess inventory at reduced prices or write down our inventories. Those events would adversely affect our results of operations. Reduced demand could also result in lower plant and equipment utilization, which would have a negative impact on our business, results of operations and financial condition. In addition, due to the time that may elapse between production and shipment of goods, prices may not immediately reflect changes in our cost of raw materials and other costs.

Our business outside of the United States exposes us to uncertain conditions in overseas markets, including fluctuations in currency exchange rates.

Our foreign operations subject us to risks customarily associated with foreign operations. Net sales are collected in the local currency and we are exposed to the risk of changes in social, political and economic conditions inherent in operating in foreign countries, including:

a)	currency fluctuations;

b)	import and export license requirements;

c)	trade restrictions;

d)	changes in tariffs and taxes;

e)	restrictions on repatriating foreign profits back to the United States;

f)	foreign laws and regulations;

g)	difficulties in staffing and managing international operations;

h)	political unrest; and

i)	disruptions or delays in shipments.

We have foreign currency exposures relating to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. Fluctuations in foreign currency exchange rates may affect the results of our operations and the value of our foreign assets, which in turn may adversely affect reported earnings and the comparability of period-to-period results of operations. Changes in currency exchange rates may affect the relative prices at which we and foreign competitors sell products in the same market. In addition, changes in the value of the relevant currencies may affect the cost of certain items required in our operations. We cannot assure you that management of our foreign currency exposure will protect us from fluctuations in foreign currency exchange rates. Fluctuations in foreign currency exchange rates could have a material adverse effect on our business, results of operations and financial condition.

We are also subject to taxation in foreign jurisdictions. In addition, transactions between us and our foreign subsidiaries may be subject to United States and foreign withholding taxes. Applicable tax rates in foreign jurisdictions differ from those of the United States, and change periodically.

The raw materials used to manufacture our products are subject to price volatility which could increase our costs.

The raw materials used to manufacture our products are subject to price volatility caused by weather, supply conditions, government regulations, economic climate and other unpredictable factors. In addition, fluctuations in petroleum prices can influence the prices of chemicals, dyestuffs and polyester yarn. To reduce the risk caused by market fluctuations, we have in the past entered into futures contracts to hedge commodity prices, principally cotton, on portions of anticipated purchases. However, we do not currently hold any significant hedging positions and have no present intention to engage in further commodity hedging. The supply agreement with our yarn joint venture provides for pricing to be calculated on a conversion cost basis plus the actual cost of raw materials. We direct the timing and pricing of cotton purchases by the joint venture.

If one or more of our competitors is able to reduce their production costs by taking advantage of any reductions in raw material prices, we may face pricing pressures from those competitors and may be forced to reduce our prices or face a decline in net sales, either of which could have a material adverse effect on our business, results of operations and financial condition.

The apparel and footwear industries are subject to consumer preferences and if we misjudge consumer preferences, the image of one or more of our brands may suffer and the demand for our products may decrease.

The apparel and footwear industries are subject to shifting consumer demands and evolving fashion trends and our success is dependent upon our ability to anticipate and promptly respond to these changes. While the core of our apparel offerings is basic activewear and less subject to style trends, we do market a considerable number of performance products. Failure to anticipate, identify or promptly react to changing trends, styles, or brand preferences may result in decreased demand for our products, as well as excess inventories and markdowns, which could have a material adverse effect on our business, results of operations, and financial condition. In addition, if we misjudge consumer preferences, our brand image may be significantly impaired. At the same time, while we believe it is important to manage our inventory, this focus may result in not having an adequate supply of products to meet our customers’ demand and cause us to lose sales.

We have substantial debt and interest payment requirements that may restrict our operations and impair our ability to meet our obligations.

Our level of indebtedness could restrict our operations and make it more difficult for us to fulfill our obligations. Among other things, our indebtedness may:

a)	limit our ability to obtain additional financing for working capital, capital expenditures, strategic acquisitions and general corporate purposes;

b)	require us to dedicate all or a substantial portion of our cash flow to service our debt, which would reduce funds available for other business purposes, such as capital expenditures or acquisitions;

c)	limit our flexibility in planning for or reacting to changes in the markets in which we compete;

d)	place us at a competitive disadvantage relative to our competitors with less indebtedness;

e)	render us more vulnerable to general adverse economic and industry conditions; and

f)	make it more difficult for us to satisfy our financial obligations.

We and our subsidiaries may still be able to incur substantially more debt. The terms of the agreements governing our outstanding indebtedness permit additional borrowings. Our incurrence of additional debt could further increase the risks above.

Although there can be no assurances, we believe that the level of borrowings available to us, in addition to permitted sale/leaseback transactions combined with cash provided by our operations, will be sufficient to provide for our cash requirements. However, our ability to satisfy our obligations will depend on our future operating performance and financial results, which will be subject, in part, to factors beyond our control, including interest rates and general economic, financial and business conditions. If we are unable to generate sufficient cash flow to service our debt, we may be required to:

a)	refinance all or a portion of our debt;

b)	obtain additional financing;

c)	sell some of our assets or operations;

d)	reduce or delay capital expenditures; or

e)	revise or delay our strategic plans.

If we are required to take any of these actions, it could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure you that we would be able to take any of these actions, that these actions would enable us to continue to satisfy our capital requirements or that these actions would be permitted under the terms of our various debt instruments.

The covenants in the agreements governing our outstanding indebtedness impose restrictions that may limit our operating and financial flexibility and prevent us from engaging in transactions that we wish to consummate.

The instruments governing our outstanding indebtedness contain a number of significant restrictions and covenants that limit our ability and our subsidiaries’ ability to:

a)	incur liens and debt or provide guarantees regarding the obligations of any other person;

b)	issue redeemable preferred stock and subsidiary preferred stock;

c)	increase our common stock dividends above specified levels;

d)	make redemptions and repurchases of capital stock;

e)	make loans, investments and capital expenditures;

f)	prepay, redeem or repurchase debt;

g)	engage in mergers, acquisitions, consolidations and asset dispositions;

h)	engage in sale/leaseback transactions and affiliate transactions;

i)	change our business, amend certain of our agreements and issue and sell capital stock of subsidiaries; and

j)	restrict distributions from subsidiaries.

The apparel industry is subject to pricing pressures that may cause us to lower the prices we charge for our products and adversely impact our financial performance, such as our gross margins.

Prices in the apparel industry have been declining over the past several years primarily as a result of the trend to move sewing operations offshore, the introduction of new manufacturing technologies, growth of the mass retail channel of distribution, increased competition, and consolidation in the retail industry.

Products produced and sewn offshore generally cost less to make primarily because labor costs are lower.

Many of our competitors also source their product requirements from developing countries to achieve a lower cost operating environment, possibly in environments with lower costs than our offshore operations, and those manufacturers may use these cost savings to reduce prices.

To remain competitive, we must adjust our prices from time to time in response to these industry-wide pricing pressures. Our financial performance may be negatively affected by these pricing pressures if:

a)	we are forced to reduce our prices and we cannot reduce our production costs; or

b)	our production costs increase and we cannot increase our prices.

The markets in which we operate are highly competitive.

The markets in which we operate are extremely competitive. Some of our competitors are larger, more diversified and have greater financial and other resources than we do. Competition could result in reduced sales or prices, or both, which could have a material adverse effect on us. We, and other participants in our industry, face competition on many fronts, including:

a)	quality of product;

b)	brand recognition;

c)	price;

d)	product differentiation;

e)	advertising; and

f)	customer service.

We expect competition to intensify in each of our strategic business units. We also compete with other global companies, which may have lower costs. Our ability to remain competitive in the areas of quality, price, marketing, product development, manufacturing, distribution and order processing will, in large part, determine our future success. We cannot assure you that we will continue to compete successfully.

Changing international trade regulation may increase competition in our industry. Future quotas, duties or tariffs may increase our costs or limit the amount of products that we can import into a country.

The countries in which our products are manufactured or into which our goods are imported may from time to time impose safeguards, duties, tariffs, and requirements as to where raw materials must be purchased, additional workplace regulations, or other restrictions on our imports or adversely modify existing restrictions. Adverse changes in these costs and restrictions could harm our business. We cannot assure you that future trade agreements will not provide our competitors an advantage over us, or increase our costs, either of which could have a material adverse effect on our business, results of operations and financial condition.

Our operations are also subject to the effects of international trade agreements and regulations such as the North American Free Trade Agreement, the Caribbean Basin Trade Partnership Act, the U.S. – Dominican Republic – Central America Free Trade Agreement and the activities and regulations of the World Trade Organization. Generally, these trade agreements benefit our business by reducing or eliminating the duties and/or quotas assessed on products manufactured in a particular country. However, some trade agreements can also impose requirements that negatively impact our business, such as limiting the countries from which we can purchase raw materials and setting limits on products that may be imported into the United States from a particular country. In addition, trade organizations may commence a new round of trade negotiations that liberalize textile trade. The elimination of safeguards may result in increased competition from developing countries which historically have lower labor costs. This increased competition could have a material adverse effect on our business, results of operations and financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Russell’s principal executive office is located in Atlanta, Georgia, with other offices located in Alexander City, Alabama; Ft. Payne, Alabama; Springfield, Massachusetts; Jefferson, Iowa; Sussex, Wisconsin; Bothell, Washington; and Chantilly, Virginia. We have manufacturing plants and/or distribution facilities in Alabama, Georgia, North Carolina, Iowa, Wisconsin, Washington, Mexico, and Honduras. We have secured most of our outstanding debt by a pledge of substantially all of our domestic assets, which included first mortgages on most of our real property in the United States, other than property held for sale, and encumbrances on manufacturing machinery held in the United States. We have no other material encumbrances on real property or manufacturing machinery.

We believe that all of our properties are well maintained and suitable for operation and are currently fully utilized for such purposes, excluding plants and equipment that are held for sale as a result of our previous restructuring and reorganization programs.

We utilize an aggregate of approximately 10,002,000 square feet of manufacturing, warehousing and office facilities, and have approximately 470,000 square feet that is either idle or held for sale. The following table summarizes the approximate areas of such facilities:

Primary Use	Sporting Goods Segment	Activewear Segment	All Other Segment and Corporate	Total Square Feet
Apparel Manufacturing	904,000	3,870,000	489,000	5,263,000
Athletic Equipment Fabrication and Assembly	271,000	—	—	271,000
Warehousing and Shipping	634,000	3,140,000	71,000	3,845,000
Administrative and Sales Offices	263,000	258,000	85,000	606,000
Idle or held for sale	—	470,000	—	470,000
Other	5,000	12,000	—	17,000

All presently utilized facilities in the U.S. are owned, except certain regional sales offices, certain warehousing and shipping facilities, and the Company’s locations in Atlanta, Georgia; Springfield, Massachusetts; Sussex, Wisconsin; Bothell, Washington; and Chantilly, Virginia (see Note 8 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K).

ITEM 3. LEGAL PROCEEDINGS

As previously reported, we were a co-defendant in Locke, et al. v. Russell Corporation, et al. filed on January 13, 2000, in the Circuit Court of Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). These cases have been settled on terms that are not materially adverse to us.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Russell’s securities are traded on the New York Stock Exchange (“NYSE”) and various other regional exchanges under the ticker symbol RML. As of March 1, 2006, we had approximately 9,000 holders of record of our common stock. The range of high and low prices of our common stock, year-end closing prices and the dividends per share declared during each calendar quarter of the last two years are presented below:

2005	Dividend	High	Low	Close
First	$0.04	$19.50	$16.15
Second	0.04	21.65	17.17
Third	0.04	21.84	12.94
Fourth	0.04	16.48	12.31

	$ 0.16			$13.46

2004	Dividend	High	Low	Close
First	$0.04	$18.83	$17.13
Second	0.04	19.23	15.60
Third	0.04	19.20	16.42
Fourth	0.04	19.78	16.22

	$0.16			$19.48

We are subject to certain restrictions on our ability to pay dividends under the terms of our $300 million Senior Secured Credit Facilities and our $250 million aggregate principal amount of 9.25% Senior Unsecured Notes due 2010. For a description of such restrictions, see Note 2 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

The following table summarizes our purchases of our common stock for the quarter ending December 31, 2005:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares (or Units) Purchased(1)	(b) Average Price Paid Per Share		(c) Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs(2)	(d) Maximum Number (or Approximate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 3, 2005 - November 6, 2005	—	$	N/A	N/A	N/A
November 7, 2005 - December 4, 2005	42,450		$15.83	N/A	N/A
December 5, 2005 - December 31, 2005	—	$	N/A	N/A	N/A

Total	42,450		$15.83	N/A	N/A

(1)	The issuer purchases during the period reflected in the table represent shares delivered to us by employees to pay withholding taxes due upon the exercise of employee stock options and the vesting of a restricted stock award.
(2)	In connection with the exercise and vesting of stock option and restricted stock awards, we from time to time accept delivery of shares to pay the exercise price of employee stock options or to pay withholding taxes due upon the exercise of employee stock options or the vesting of restricted stock awards. We do not otherwise have any plan or program to purchase our common stock.

Our Chief Executive Officer certified to the NYSE on May 4, 2005, that he was not aware of any violation by the Company of the NYSE’s corporate governance listing standards.

ITEM 6. SELECTED FINANCIAL DATA

Five-Year Selected Financial Highlights

(Dollars in thousands, except Common Stock Data, Financial Statistics and Other Data)

	2005	2004	2003	2002	2001
Operations
Net sales(a)(b)	$1,434,605	$1,298,252	$1,186,263	$1,164,328	$1,160,925
Cost of goods sold(a)(b)(c)	1,041,037	934,372	842,127	825,763	894,018
SG&A(a)(b)(g)	311,070	270,305	246,912	235,810	226,458
Other - net(a)(b)(g)	(1,874)	(7,216)	3,583	(2,216)	94,718
Operating income(a)(b)(c)	84,372	100,791	93,641	104,971	(54,269)
Interest expense(a)(b)	39,153	30,843	29,663	30,246	32,324
Earnings of non-controlling interests(b)	1,820	2,021	—	—	—
Income (loss) before income taxes(a)(b)(c)(d)	43,399	67,927	63,978	54,628	(86,593)
Income tax (benefit) provision(e)	8,969	19,991	20,939	20,322	(31,107)
Net income (loss) applicable to common shares(a)(b)(c)(d)(e)	34,430	47,936	43,039	34,306	(55,486)

Financial Data
Depreciation and amortization(a)(b)	$52,333	$48,022	$44,936	$45,061	$49,408
Capital expenditures(a)(b)	42,471	35,494	38,641	28,343	48,975
Working capital(a)(b)	517,790	457,814	403,485	383,402	400,441
Long-term debt(a)(b)	398,797	372,921	272,355	265,000	310,936
Stockholders’ equity	588,838	562,851	514,864	467,253	454,231
Capital employed	987,635	935,772	787,219	732,253	765,167
Total assets(a)(b)	1,311,311	1,254,109	1,021,110	961,399	993,795

Common Stock Data
Net income (loss) assuming dilution(a)(c)(d)(e)	$1.03	$1.46	$1.32	$1.06	$(1.74)
Dividends	0.16	0.16	0.16	0.16	0.46
Book value	17.77	17.18	15.83	14.52	14.19
Price Range:
High	21.84	19.78	21.15	19.55	20.84
Low	12.31	15.60	14.94	13.14	11.02

Financial Statistics
Net sales divided by:
Receivables(a)(b) (f)(h)	6.5	7.0	7.3	7.4	6.4
Inventories(a)(b) (f)(h)	3.4	3.5	3.6	3.5	3.0
Capital employed(a)(b)(f) (h)	1.5	1.6	1.6	1.6	1.4
Interest coverage(a)(b)(c)	2.2	3.3	3.2	3.5	(1.7)
Income (loss) before income taxes as a percent of sales(a)(b)(c)(d)	3.0%	5.2%	5.4%	4.7%	(7.5)%
Net income (loss) as a percent of sales(a)(b)(c)(d)(e)	2.4%	3.7%	3.6%	2.9%	(4.8)%
Net income (loss) as a percent of stockholders’ equity(a)(b)(c)(d)(e)(f)	6.0%	8.9%	8.8%	7.4%	(11.3)%

Other Data
Net common shares outstanding (000s omitted)	33,129	32,765	32,523	32,186	32,008
Approximate number of common stockholders	9,000	9,000	9,000	9,000	8,800

a)	In 2004, we acquired the assets of American Athletic, Inc. (“AAI”) and Huffy Sports, along with the Brooks Sports business. In 2003, we acquired certain assets of Bike Athletic Company and Spalding Sports Worldwide, Inc. The results of operations for AAI, Huffy Sports, Brooks Sports, Bike and Spalding have been included in our consolidated financial statements since their respective acquisition dates. See Note 13 to the consolidated financial statements for more information on certain of these acquisitions.
b)	On April 3, 2004, we began consolidating Frontier Yarns, LLC in accordance with Financial Interpretation No. 46, Consolidation of Variable Interest Entities. The consolidation of Frontier Yarns, LLC impacted our 2005 and 2004 balance sheet and results of operations as follows:

(In thousands)	2005 Increase (decrease)	2004 Increase (decrease)
Net sales	$3,822	$2,039
Cost of goods sold	(1,742)	(2,160)
SG&A	2,809	2,061
Other – net	198	(527)
Operating income	2,557	2,665
Interest expense	736	644
Earnings of non-controlling interests	1,820	2,021
Depreciation and amortization	2,867	2,159
Capital expenditures	14	41
Working capital	10,976	8,080
Long-term debt	5,771	7,838
Total assets	20,627	24,878

c)	Fiscal 2003 and 2001 include special charges related to certain restructuring plans of $7,303,000 and $144,092,000, respectively. The after-tax impact of these charges on 2003 and 2001 earnings was ($0.15) and ($2.88), respectively, per diluted share. There were no significant special charges incurred in fiscal 2005, 2004 or 2002.
d)	Fiscal 2002 includes a charge of $20,097,000 ($12,621,000, net of tax) associated with the early retirement of long-term indebtedness. The after-tax impact of this charge on 2002 earnings was ($0.39) per diluted share.
e)	Fiscal 2005, 2004 and 2003 were favorably impacted by non-recurring tax effects. See Note 6 to the consolidated financial statements for more information on income taxes.
f)	Average of amounts at beginning and end of each fiscal year.
g)	Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation.
h)	Fiscal 2004 excludes impact from our acquisition of Brooks Sports since it was purchased at 2004 year end.

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

Founded in 1902, Russell started on a small scale with a few pieces of equipment and a small building. As the Company grew, it became a pioneer in the athletic team uniform business and one of the first companies to produce the most popular athletic product of all - the sweatshirt.

Over the past decade competition in the apparel industry has grown increasingly intense due to globalization of supply, reduced trade restrictions and low barriers to entry. We have responded to these circumstances in several ways. In 1998, major restructuring efforts began the transitioning of the Company from a vertically integrated manufacturing-driven company with the majority of its production in the U.S., to a customer and consumer-driven apparel company. Over the next three years, we moved away from ownership of certain textile operations (yarn spinning) while successfully shifting the majority of our apparel operations (sewing) to lower cost offshore facilities, primarily Mexico and Central America. In October 2003, we announced an operations improvement program that achieved significant cost reductions to offset selling price decreases, higher fiber costs and other cost increases. We improved operating efficiencies and asset utilization, streamlining processes in both our manufacturing and administrative areas such as lower full-packaged sourcing costs, increased efficiencies in textile (dyeing and finishing) operations, improved distribution costs, and expanded production with lower cost contractors.

We built a new textile plant in Honduras and began t-shirt and fleece production at the end of 2004. Once Phase I is at full capacity in 2006, the Merendon Plant is expected to generate approximately $15 to $20 million in cost savings versus the costs at the time the project was initiated.

During 2003 and 2004, we made five strategic acquisitions to further advance our position in the sports equipment business. On February 6, 2003, we acquired the majority of the assets of Bike Athletic Company (“Bike”) which introduced athletic supporters, knee and elbow pads, braces, and protective equipment into our product offering. On May 16, 2003, we acquired assets of Spalding Sports Worldwide, Inc. (“Spalding”) making us a leading marketer of basketballs and softballs, also selling footballs, soccer balls, and volleyballs. On June 15, 2004, we acquired the net assets of American Athletic, Inc. (“AAI”), which is a leader in the gymnastics equipment business, but as important to us, provided Spalding a platform for extension into the basketball backboard and backboard systems business. On July 19, 2004, we acquired certain assets, and assumed certain liabilities, of Huffy Sports from Huffy Corporation, further expanding our basketball backboard, backboard systems and accessories business. AAI and Huffy Sports are now part of our Spalding operations.

On December 30, 2004, we entered the athletic footwear business with the acquisition of Brooks Sports, Inc. (“Brooks”). Brooks is a leader in the technical footwear industry, and its technical apparel is highly valued in the world of serious runners. Our Moving Comfort® brand also holds a strong position in running and fitness with its performance apparel designed especially for women.

Typically, demand for our apparel products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our apparel products, particularly for our fleece (sweatshirts and sweatpants) products. Generally, we produce, source and store finished goods inventory, particularly fleece, to meet the expected demand for delivery in the upcoming season.

Demand for our basketball and basketball equipment business is typically higher in the second and fourth quarters, but its seasonal pattern is not as pronounced as the fleece business. Components and complete basketball systems are primarily sourced, with some assembly performed at our operations in the U.S. All of our inflatables (basketballs, footballs, volleyballs, soccer balls, etc.) are manufactured overseas. Demand for Brooks, our athletic footwear and running equipment brand, is typically higher in the first half of each year. Brooks sources 100% of its production, primarily from various suppliers in China.

While product mix affects our overall gross profit, operating profit is similar among products and across our various brands and distribution channels. In cases where we manufacture products, plant utilization levels are important to our profitability because a substantial portion of our total production cost is fixed.

We operate our business primarily in two segments: Sporting Goods and Activewear. The Company’s major brands included in the Sporting Goods Segment are: Russell Athletic®, Spalding®, Brooks®, Huffy Sports®, Bike®, Moving Comfort®, AAI® and Mossy Oak®. The predominant brand in the Activewear segment is JERZEES®. The operating results of Bike, Spalding, AAI, Huffy Sports and Brooks have been included in our consolidated financial statements, as part of the Sporting Goods segment, since their respective acquisition dates.

Building on the success of our previous improvement initiatives, in January 2006, we announced a major restructuring that includes a number of initiatives developed to improve our long-term competitiveness. The pre-tax cost is expected to be $60 to $80 million over the next 2 to 3 years with projected annualized pre-tax cost savings of $35 to $40 million. The restructuring will focus on the continued shift off shore of textile/apparel manufacturing operations, the completion of operational changes to Huffy Sports’ backboard business and significant reductions in sales, marketing, and administrative costs. These plans will impact approximately 2,300 positions globally, including 1,700 in the U.S., of which approximately 1,200 will eventually be replaced in Honduras (through the doubling of our Merendon facility in Phase II) and in Mexico. As in our previous initiatives, the restructuring will be combined with focused marketing efforts, improved asset utilization and efficiency improvements which we expect will lead to increased sales, higher margins, and improved profitability.

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

In January 2003, the FASB issued Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”). In December 2003, the FASB issued a revised interpretation of FIN 46 (“FIN 46-R”), which supersedes FIN 46 and clarifies certain aspects of FIN 46. FIN 46-R addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities”. A variable interest entity is defined by FIN 46-R to be a business entity which has one or both of the following characteristics: (1) the equity investment at risk is not sufficient to permit the entity to finance its activities without additional support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity; and (2) the equity investors lack one or more of the following essential characteristics of a controlling financial interest: (a) direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights, (b) the obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or (c) the right to receive the expected residual returns of the entity if they occur, which is the compensation for risk of absorbing expected losses. Under FIN 46-R, the party with an ownership, contractual or other financial interest that absorbs the majority of the variable interest entity’s expected losses, or is entitled to receive a majority of the residual returns, or both, is deemed to be the primary beneficiary, and is required to consolidate the variable interest entity’s assets, liabilities and non-controlling interests. We performed a review of all of our ownership and contractual interests in entities including Frontier Yarns. We determined that Frontier Yarns met the criteria for being a variable interest entity and that we are the primary beneficiary of the entity. In accordance with FIN 46-R, we began consolidating Frontier Yarns on April 4, 2004. At December 31, 2005 and January 1, 2005, the consolidation of Frontier Yarns increased our total assets by $20.6 million and $24.8 million, total liabilities by $5.4 million and $10.8 million and non-controlling interests by $15.2 million and $14.0 million, respectively. The consolidation of Frontier Yarns did not have a significant impact on our results of operations for 2005 or 2004.

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation. These changes had no impact on previously reported net income or stockholders’ equity.

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

Promotional Programs. We offer various types of promotional programs to our customers, including the following:

Cooperative Advertising. Under cooperative advertising arrangements, we agree to reimburse our customer for all, or a portion, of the costs incurred by the customer to advertise and promote our products. Cooperative advertising costs are recorded as a reduction to net sales or recorded in selling, general and administrative expense in the year incurred.

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

We record accruals for anticipated promotional program costs when the related sales occur. The estimates are based on negotiated promotional commitments with our customers. Significant changes in these commitments could result in difficulty estimating outcomes and have a significant impact on operating results.

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

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when the taxes are expected to be paid. We record a valuation allowance to reduce deferred tax assets to the amount we believe is likely to be realized. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, if we determine that we will not be able to realize all or part of our net deferred tax assets in the future, we will make an adjustment to increase our valuation allowance for deferred tax assets and that adjustment will be charged to income in the period that we make the determination. Likewise, if we determine that we will be able to realize more of our deferred tax assets than we currently expect, we will adjust our allowance for deferred tax assets, which will have the effect of increasing net income in the period that we make the determination.

Property, Plant and Equipment. Property, plant and equipment are stated at historical cost and depreciation is computed using the straight-line method over the lives of the assets. We estimate the depreciable lives of property, plant and equipment based on the period over which the assets will be of economic benefit to us.

We review property, plant and equipment for impairment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. Most of our property, plant and equipment is employed in integrated manufacturing and distribution processes. Accordingly, we ordinarily cannot assess impairment of assets held for use at the individual asset level, but rather we aggregate them into logical groups for purposes of testing whether they are impaired. When we identify assets that will be taken out of service through the ordinary course of replacement and modernization or through restructuring activities, we shorten the remaining useful lives and adjust the salvage values, as appropriate, to recognize depreciation over the shortened remaining estimated useful lives. Otherwise, we classify assets as held for sale, write down the carrying value to fair value (less cost to sell) and suspend depreciation on the assets when we formulate a plan of disposal and there is no operational requirement to continue their use. We determine fair value, in most cases, by reference to third-party appraisals, and, in other cases, we perform internal analyses based upon recent sales prices of comparable assets (when available). We periodically evaluate the carrying values of assets held for sale to determine whether revisions are needed to reflect changed circumstances, including market conditions.

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

For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings. The effective portion of changes in fair value of a derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income or loss. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income or loss is relieved. Any ineffective portion of the changes in the fair values of derivatives used as cash flow hedges are reported in the consolidated statements of income.

We document hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction, at the inception of each hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair values or cash flows of the hedged item.

Pension Benefits. We account for defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, which requires us to recognize pension costs and liabilities based on actuarial valuations. Inherent in these valuations are key assumptions, including the discount rate at which the pension obligations could be effectively settled, the anticipated rate of future salary increases, and the assumed long-term rate of return on plan assets. In determining the discount rate, we consider current yields on high-quality fixed-income investments. The salary increase assumption is based upon historical experience and anticipated future management actions. The assumed long-term rate of return on plan assets is based upon the historical rate of return on the invested funds of the pension plan and projected future market returns. Periodic changes in these key assumptions could have a significant impact on the amount of recorded pension liabilities and on future pension benefit costs, although SFAS No. 87 permits the effects of the performance of the pension plan’s assets and changes in pension assumptions on our computation of pension expense to be amortized over future periods. For instance, given the continued decrease in long-term interest rates, we plan to reduce the discount rate from 5.90% in 2005 to 5.70% in 2006. As part of the restructuring plans announced in January 2006, the Company will change its retirement program. Effective April 1, 2006, Russell will freeze the current defined benefit plan and will significantly improve the 401(k) employee savings plan.

Although our actual return on pension plan assets was positive in 2005, our after-tax minimum pension liability in stockholders’ equity increased $8.9 million to $33.2 million at December 31, 2005.

Stock Compensation. Awards under our incentive compensation plans (as more fully described in Note 7 to the consolidated financial statements) may include incentive stock awards, nonqualified stock options, reload stock options and restricted shares. On January 5, 2003, we adopted the prospective transition provisions of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, (“SFAS No. 148”) . SFAS No. 148 uses a fair value based method of accounting for employee stock awards using assumptions such as a risk-free interest rate, expected dividend yield, expected life of the stock award and the expected volatility of our stock price. By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $1.7 million ($1.3 million after-tax), $5.2 million ($3.6 million after-tax) and $0.6 million ($0.4 million after-tax) in stock compensation in 2005, 2004 and 2003, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. See Note 1 to the consolidated financial statements for a comparison of reported results versus proforma results that assumes the fair value based method of SFAS No. 148 had been applied to all stock compensation awards granted.

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

Discussion and Analysis of Results of Operations

The following information is derived from our audited consolidated statements of income for our fiscal years ended December 31, 2005 (fiscal 2005 - a 52-week period), January 1, 2005 (fiscal 2004 - a 52-week period) and January 3, 2004 (fiscal 2003 - a 52-week period).

(Dollars in millions) Fiscal Year	52 Weeks Ended 2005		52 Weeks Ended 2004		52 Weeks Ended 2003
Net sales	$1,434.6	100.0%	$1,298.3	100.0%	$1,186.2	100.0%
Cost of goods sold	1,041.0	72.6%	934.4	72.0%	842.1	71.0%

Gross profit	393.6	27.4%	363.9	28.0%	344.1	29.0%
Selling, general and administrative expenses	311.1	21.7%	270.3	20.8%	246.9	20.8%
Other-net	(1.9)	(0.1)%	(7.2)	(0.6)%	3.6	0.3%

Operating income	84.4	5.8%	100.8	7.8%	93.6	7.9%
Interest expense, net	39.2	2.7%	30.9	2.4%	29.7	2.5%
Earnings of non-controlling interests	1.8	0.1%	2.0	0.2%	—	—%

Income before income taxes	43.4	3.0%	67.9	5.2%	63.9	5.4%
Provision for income taxes	9.0	0.6%	20.0	1.5%	20.9	1.8%

Net income	$34.4	2.4%	$47.9	3.7%	$43.0	3.6%

2005 vs. 2004

Consolidated Results

Our net sales for fiscal 2005 were $1.434 billion, an increase of $136.3 million, or 10.5%, from our fiscal 2004 sales of $1.298 billion. Incremental net sales from 2004 acquisitions (Brooks, Huffy Sports, and AAI) were $161.5 million for 2005, while net sales from our ongoing businesses were down 2.0% compared to 2004. See segment analysis below for more information.

Gross profit was $393.6 million, or 27.4% of net sales, for fiscal 2005 versus a gross profit of $363.9 million, or 28.0% of net sales, in the prior year. Excluding the contribution from acquisitions, our gross profit was $328.2 million, or 26.6% of net sales. This decrease in gross profit as a percent of net sales for 2005 is primarily due to (i) lower sales volumes of Russell Athletic branded products, (ii) lower volume and pricing in our Mossy Oak business, (iii) significant costs incurred in our apparel businesses starting in the 2005 second quarter to ramp up production quickly to meet increased demand for our products and react to changes in style mix, (iv) lower sales volume and pricing in the mass retail channel of our Activewear segment and (v) higher transportation costs in our Activewear and Sporting Goods segments due to the impact of the hurricanes, all of which more than offset the positive impact of higher sales volume in the artwear channel of our Activewear segment.

Selling, general and administrative expenses (“SG&A”) were $311.1 million, or 21.7% of net sales, in 2005 versus $270.3 million, or 20.8% of net sales in the prior fiscal year. This increase in SG&A as a percent of net sales is primarily due to the impact of acquisitions (as our recently acquired sporting goods brands have higher SG&A costs as a percent of sales than do our base businesses), termination benefits associated with the elimination of the Chief Operating Officer position, additional expenses to comply with the Sarbanes-Oxley Act of 2002, and higher pension costs, offset partially by lower incentive compensation expense.

Other-net was income of $1.9 million in 2005, down $5.3 million versus $7.2 million of income in the prior year. This decrease was due primarily to the $4.4 million gain on the sale of our investment in Marmot Mountain, Ltd. (“Marmot”) in 2004.

Interest expense for 2005 was $39.2 million, an increase of $8.3 million over the prior year expense of $30.9 million. This increase is the result of higher debt balances used to fund our investments in acquisitions plus higher interest rates. In addition, we incurred higher interest expense in the 2005 fourth quarter as a result of the increased receivables in the artwear channel of our Activewear segment, where in competitive situations we have matched competitors’ payment terms with extended dating programs.

Our effective tax rate was 20.7% for fiscal 2005, which reflects a shift in income to lower taxing jurisdictions (primarily foreign countries). We also benefited from a one-time resolution of certain tax matters relating to previous years. Our effective tax rate was 29.4% for 2004, which reflects a $4.5 million tax benefit that was recognized in the 2004 third quarter from the closure of federal tax audits for 2002 and prior years. For information concerning income tax provisions, as well as information regarding other differences between our effective tax rates and applicable statutory tax rates, see Note 6 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

Segment Results

The following table presents a breakdown of our net sales and segment operating income by segment:

	52 Weeks Ended
(In thousands)	December 31, 2005	January 1, 2005
Net sales:
Sporting Goods	$699,708	$582,967
Activewear	674,177	658,763
All Other	60,720	56,522

Total net sales	$1,434,605	$1,298,252

Segment operating income:
Sporting Goods	$41,184	$58,810
Activewear	54,092	52,100
All Other	6,422	7,050

Total segment operating income	$101,698	$117,960

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

(In thousands)	2005	2004
Total segment operating income	$101,698	$117,960
Unallocated amounts:
Corporate expenses	(19,146)	(19,190)
Interest expense, net	(39,153)	(30,843)

Consolidated income before income taxes	$43,399	$67,927

Sporting Goods

Fiscal 2005 net sales in our Sporting Goods segment totaled $699.7 million, an increase of $116.7 million, or 20.0%, from $583.0 million in fiscal 2004. Excluding incremental net sales from acquisitions, net sales in the Sporting Goods segment for 2005 decreased $44.8 million, or 8.3%. This decrease in net sales is primarily due to our Russell Athletic and Mossy Oak businesses. For Russell Athletic, sales were down due to volume decreases driven by the expiration of the Major League Baseball apparel contract in December 2004, the discontinuance of the Discus brand at a major account, missed shipments of our Russell Athletic branded products caused by operational issues and the hurricanes, which also resulted in additional customer allowances and concessions. For Mossy Oak, both reduced sales volume and pricing contributed to the decrease in net sales. Pricing in the Mossy Oak business continues to be pressured by our competitors and several of our customers who are substantially promoting their own private label camouflage products.

Our 2005 Sporting Goods segment operating income was $41.2 million, or 5.9% of the segment’s net sales, versus $58.8 million, or 10.1% of the segment’s net sales, in 2004. Excluding the impact from acquisitions and the $4.4 million gain on the sale of our investment in Marmot in the prior year, the Sporting Goods segment operating income was $26.1 million, or 5.3% of the segment’s net sales for 2005 versus $52.9 million, or 9.8% of the segment’s net sales for fiscal 2004. The decrease in segment operating income is primarily due to the factors driving the segment’s net sales decrease discussed above and additional costs to move Huffy Sports production offshore.

Activewear

Our Activewear segment had 2005 net sales of $674.2 million, an increase of $15.4 million, or 2.3%, from the prior year’s net sales of $658.8 million. This increase in net sales was primarily driven by volume in the artwear channel as dozens of units shipped in 2005 were up approximately 12.5% versus the prior year, despite the loss in sales from the supply chain disruption caused by the hurricanes and operational issues.

Our Activewear segment operating income for fiscal 2005 is $54.1 million or 8.0% of the segment’s net sales in 2005 compared to $52.1 million, or 8.0% of 2004 net sales. This $2.0 million increase is the result of the sales volume increase in the artwear channel and improved results in international apparel markets offset by the operational issues in 2005 and the adverse impact from the hurricanes.

All Other

Net sales for all other segments were $60.7 million, an increase of $4.2 million, or 7.4%, from fiscal 2004 net sales of $56.5 million. This increase in net sales was primarily driven by increased volume in our fabrics division as yards sold were up 12.2%.

In 2005, all other segments contributed $6.4 million of segment operating income, or 10.6% of their net sales, versus $7.1 million, or 12.5% of their net sales, in the comparable prior year. This decrease was primarily driven by the increased sales volume in our fabrics division, which was more than offset by the additional rework costs and the increase in bad debt reserves that occurred in the 2005 second quarter in our private label business.

Corporate Expenses

Corporate expenses decreased by $0.1 million in 2005 to $19.1 million versus $19.2 million in 2004. This decrease is primarily the result of lower incentive compensation expense and gains on sales of non-core assets in 2004, offset by incremental costs to comply with the Sarbanes-Oxley Act of 2002, additional pension cost and the $3.2 million of termination benefits associated with the elimination of the Chief Operating Officer position.

2004 vs. 2003

Consolidated Results

In fiscal 2004, our net sales increased $112.1 million or 9.4% to $1.298 billion versus $1.186 billion in fiscal 2003. Net sales from our 2004 acquisitions of AAI and Huffy Sports along with incremental 2004 net sales from our 2003 acquisitions (Spalding and Bike) were $77.4 million. As Brooks was acquired effective December 30, 2004, there were no sales included in our 2004 results of operations. Excluding the increase in 2004 due to acquisitions, net sales increased 2.9% to $1.221 billion in 2004 versus $1.186 billion in 2003. See segment analysis below for more information.

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

For fiscal 2004, our selling, general and administrative (“SG&A”) expenses were $270.3 million, or 20.8% of net sales, versus $246.9 million, also 20.8% of net sales, in the prior year. SG&A expenses increased primarily due to our acquisitions of Spalding, AAI and Huffy Sports. In addition, we incurred approximately $5.2 million in stock compensation expense in 2004 versus $0.6 million in 2003 primarily related to the 2004 grants of performance and restricted share awards under our Executive Incentive Plan. During fiscal 2004, we incurred $0.8 million of charges primarily related to the reduction in our salaried and administrative office staff as part of reorganization of our sales and marketing organization. Other reasons for the increase in SG&A expense include incremental expenses to comply with the Sarbanes-Oxley Act of 2002 of approximately $1.4 million, higher marketing expenses of $2.1 million, and $2.1 million of additional SG&A expense from the consolidation of Frontier Yarns.

Other-net was income of $7.2 million in fiscal 2004 versus expense of $3.6 million in fiscal 2003. Other income during fiscal 2004 was primarily attributable to a $4.4 million gain on the sale of our minority interest in Marmot Mountain, Ltd. and the favorable impact from foreign currency transactions in 2004 versus 2003. The 2003 fiscal year was negatively impacted by asset impairment and other charges of approximately $2.7 million on assets held for sale; otherwise, other-net was an expense of $0.9 million in fiscal 2003.

Income Taxes. Our effective tax rate for 2004 of 29.4% decreased 3.3 percentage points from 32.7% in fiscal 2003. This decrease was mainly due to a benefit resulting from the closure of federal tax audits for 2002 and prior years along with the effects of our foreign operations. For information concerning income tax provisions, as well as information regarding other differences between our effective tax rates and applicable statutory tax rates, see Note 6 of the “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Report on Form 10-K.

Segment Results

The following table presents a breakdown of our net sales and segment operating income by segment:

	52 Weeks Ended
(In thousands)	January 1, 2005	January 3, 2004
Net sales:
Sporting Goods	$582,967	$501,458
Activewear	658,763	626,895
All Other	56,522	57,910

Total net sales	$1,298,252	$1,186,263

Segment operating income:
Sporting Goods	$58,810	$52,204
Activewear	52,100	50,600
All Other	7,050	10,369

Total segment operating income	$117,960	$113,173

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

(In thousands)	2004	2003
Total segment operating income	$117,960	$113,173
Unallocated amounts:
Corporate expenses	(19,190)	(12,229)
Special charges	—	(7,303)
Interest expense, net	(30,843)	(29,663)

Consolidated income before income taxes	$67,927	$63,978

Sporting Goods

Our 2004 net sales in our Sporting Goods segment totaled $583.0 million, an increase of $81.5 million, or 16.3%, from $501.5 million in the prior year. Net sales from our 2004 acquisitions (AAI and Huffy Sports) along with incremental 2004 net sales from our 2003 acquisitions (Spalding and Bike) contributed $77.4 million to the Sporting Goods segment. Excluding the increase in 2004 due to acquisitions, net sales in our Sporting Goods segment increased 0.8% to $505.6 million in 2004 versus $501.5 million in 2003.

For fiscal 2004, our Sporting Goods segment operating income was $58.8 million, or 10.1% of the segment’s net sales, versus $52.2 million, or 10.4% of the segment’s net sales, in fiscal 2003. This decrease in operating income as a percent of sales was primarily the result of additional operating expenses related to the acquisitions of Spalding, AAI and Huffy Sports offset by a $4.4 million gain on the sale of Marmot.

Activewear

Net sales in our Activewear segment totaled $658.8 million in 2004, an increase of $31.9 million, or 5.1%, from net sales of $626.9 million in 2003. This increase was principally driven by volume increases despite lower sales of our JERZEES® activewear in the mass channel of certain spring items during the first half, and lower sales to distributors in the second half versus 2003. Overall, dozens of Activewear products shipped were up 8.3% versus 2003. The favorable impact from the increase in volume year over year was substantially offset by continued price reductions in the distributor market.

Activewear segment operating income was $52.1 million or 7.9% of the segment’s net sales in 2004 versus $50.6 million, or 8.1% of the segment’s net sales, in 2003. Activewear’s increase in operating income was primarily attributable to higher sales volumes and cost saving initiatives in 2004 offset by higher costs for cotton and polyester.

All Other

Fiscal 2004 net sales for all other segments were $56.5 million, a decrease of $1.4 million, or 2.4%, from the prior year’s net sales of $57.9 million. All other segments contributed $7.1 million, or 12.5% of their 2004 net sales compared to $10.4 million or 18% of their net sales in 2003. This decrease was primarily due to reduction in private label margins.

Corporate Expenses

In 2004, corporate expenses increased by $7.0 million to $19.2 million versus $12.2 million in 2003. This increase was primarily the result of (1) $3.0 million in stock compensation expense; (2) $0.8 million in charges primarily related to reduction in salaried and administrative office staff; (3) higher marketing expenses of $2.1 million; and (4) incremental expenses to comply with the Sarbanes-Oxley Act of 2002 of approximately $1.4 million.

Liquidity and Capital Resources

Our financial condition is reflected in the following table:

(In thousands)	December 31, 2005	January 1, 2005
Working capital	$517,790	$457,814
Net debt	$360,761	$368,233
Net debt to total capital ratio	38%	40%

Net debt is defined as short-term and long-term borrowings less cash. For the ratio of net debt to total capital, total capital is defined as net debt plus stockholders’ equity.

The increase in working capital at December 31, 2005 as compared to January 1, 2005 is primarily due to an increase in inventory, which is the result of less than anticipated sales in the fourth quarter. Accounts receivable also increased primarily due to shipments occurring late in the quarter and a modest increase in days sales outstanding.

Our net debt outstanding at December 31, 2005 was $7.5 million lower than our net debt outstanding on January 1, 2005. The decrease in our net debt was primarily due to higher cash balances at the end of 2005.

Net Cash From Operating Activities. Our operations generated approximately $47.0 million of cash during 2005, versus $81.3 million during the same period in 2004. The increase in working capital from January 1, 2005 to December 31, 2005 was more than the increase in working capital from January 3, 2004 to January 1, 2005 primarily due to (i) higher inventory levels, which is the result of less than anticipated sales in the fourth quarter, (ii) higher accounts receivable, primarily the result of shipments occurring late in the fourth quarter and (iii) modest growth in days sales outstanding.

We made $14.9 million in contributions to our qualified pension plans in 2005 versus $10.4 million in contributions in 2004.

Net Cash From Investing Activities. Net cash used in investing activities was $38.5 million in 2005 versus $178.4 million in the prior year. Our investing activities in 2005 consisted primarily of capital expenditures of $42.5 million less $4.0 million from the settlement of disputes in the Spalding purchase agreement and the sale of non-core assets. In 2004, our investing activities primarily consisted of capital expenditures of $35.5 million and acquisitions of $158.4 million (Brooks, AAI and Huffy Sports) less $13.7 million of proceeds from the sale of non-core assets.

For fiscal 2006, we are forecasting capital expenditures to be in the range of $55 million to $60 million. The majority of planned fiscal 2006 capital expenditures are to further enhance our manufacturing and distribution capabilities, including expansion of the new textile facility in Honduras as announced in our restructuring plan, and to improve our information systems capabilities to support our business initiatives.

Net Cash From Financing Activities. We paid $5.3 million, $5.2 million and $5.2 million in dividends ($0.16 per share) in 2005, 2004 and 2003, respectively. We review our dividend policy from time to time and based upon current projected earnings and cash flow requirements, we anticipate continuing to pay a quarterly dividend for the foreseeable future.

On April 6, 2005, we paid off the remaining $10 million outstanding under our Senior Secured Term Loan that was originally set to mature ratably through December 2006.

On December 31, 2005, our debt facilities and outstanding debt obligations included:

a)	$300 million Senior Secured Revolving Credit Facility (the “Revolver”) due April 2007, of which $142.2 million was outstanding;

b)	$250 million in 9.25% Senior Unsecured Notes (the “Senior Notes”) due 2010, and

c)	$11.4 million of other outstanding borrowings, of which $1.9 million related to the line of credit used by our subsidiary in the United Kingdom and $9.5 million primarily related to draws made by Frontier Yarns on their factored receivables and capital leases held by Frontier Yarns for machinery and equipment used in operations.

Borrowings under our Senior Secured Credit Facilities (the “Facilities”) are subject to mandatory prepayment equal to: (1) 100% of the net proceeds received by us from the issuance of any new or replacement debt securities (excluding the issuance of the Senior Notes); and (2) 50% of the net proceeds received from the sale of certain of our assets.

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

The Facilities require us to achieve a fixed charge coverage ratio of 1.25 to 1.0. We were in compliance with this covenant at the end of fiscal year 2005, and we expect to remain in compliance with it in the foreseeable future.

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

Under the Revolver, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. For the majority of fiscal 2005, variable interest on the Revolver was either LIBOR plus 2.00% (6.46% at December 31, 2005), or Base Rate plus 0.50% (7.75% at December 31, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%. For the first quarter of 2006, variable interest on the Revolver will be either LIBOR plus 2.25% or Base Rate plus 0.5%, with an annual commitment fee on the unused portion of the Facilities of 0.375%.

For the majority of fiscal 2004, variable interest on the Revolver was either LIBOR plus 2.0% (4.52% at January 1, 2005), or Base Rate plus 0.5% (5.75% at January 1, 2005), and on the Term Loan was either LIBOR plus 2.5% (5.02% at January 1, 2005), or Base Rate plus 1.0% (6.25% at January 1, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%.

Pension Funding Considerations. Our actual return on plan assets was 1.9% in 2005, 11.3% in 2004 and 21.0% in 2003. We have an after-tax minimum pension liability of approximately $33.2 million at December 31, 2005. In fiscal 2005 and 2004, we contributed $14.9 million and $10.4 million, respectively, to our qualified pension plans. Although we are not required to make a contribution to our qualified pension plans in 2006, we are currently projecting aggregate contributions of approximately $35.0 million over the next five years, out of which we expect to contribute approximately $5 million in 2006.

Adequacy of Borrowing Capacity. Availability under our Revolver is subject to a borrowing base limitation that is determined based on eligible accounts receivable and inventory. As of December 31, 2005, we had $142.2 million in outstanding borrowings under the Revolver and approximately $106.5 million of availability remaining. Excluding Frontier Yarns, we also had $35.4 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business; satisfy our working capital, capital expenditure and pension funding requirements; and meet our foreseeable liquidity requirements, including debt service on our Senior Notes.

Commitments. The following table summarizes information about our contractual cash obligations, including those of Frontier Yarns, as of December 31, 2005 (in millions):

Fiscal Years	Short-term Debt	Long-term Debt	Capital Lease Obligations	Operating Leases	Unconditional purchase obligations(1)	Total(1)
2006	$2.7	$0.9	$1.6	$12.0	$78.0	$95.2
2007	—	143.2	1.6	9.6	17.6	172.0
2008	—	1.0	1.6	7.9	17.1	27.6
2009	—	0.6	0.7	5.9	17.6	24.8
2010	—	250.0	0.1	4.8	17.5	272.4
Thereafter	—	—	0.3	2.5	41.6	44.4

	$2.7	$395.7	$5.9	$42.7	$189.4	$636.4

(1)	Includes guaranteed minimums for utilities and for royalties associated with various sports and league licenses. Obligations under advertising contractual arrangements, cotton purchase obligations and capital expenditure commitments are also included.

Other commercial commitments at December 31, 2005, include outstanding letters of credit of approximately $12.6 million for the purchase of inventories, $9.8 million related to workers’ compensation self-insured programs and customs bonds, and $0.6 million related to utility bonds and other matters. All outstanding letters of credit are set to expire in 2006.

Contingencies.

Litigation

We were a co-defendant in Locke, et al. v. Russell Corporation, et al. filed on January 13, 2000, in the Circuit Court of Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). These cases have been settled on terms that are not materially adverse to us.

We are a party to various other lawsuits arising out of the normal conduct of our business. We do not believe that any of these matters, if adversely determined, would have a material adverse effect upon us.

Other

The US-Dominican Republic-Central America Free Trade Agreement (DR-CAFTA), which was signed into law by President Bush on August 2, 2005, includes a number of provisions that will affect textile and apparel trade between the seven signatory countries (US, Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras, and Nicaragua). DR-CAFTA partners have agreed to terminate certain tariffs on imports from other countries that have also ratified the agreement. Additionally, the agreement provides for the possible retroactive recovery of the import duties paid in the US from January 1, 2004 through the operational effective date. Until the provisions of DR-CAFTA are finalized, Russell will continue to pay the related duties. The amount of the benefit for any retroactive refund claim, if any, cannot be estimated at this time, and will not be recorded until the amount is probable of collection and is reasonably estimable.

During the third quarter of 2005, the Company incurred damage to certain work in process and finished goods inventory as a result of Hurricane Katrina. The Company has filed a claim with the insurer for approximately $2.9 million, net of a deductible. The Company also plans to pursue a business interruption claim with its insurer related to business losses attributed to Hurricane Katrina. The ultimate outcome of this claim cannot be determined at December 31, 2005.

Outlook

In January 2006, we announced a major restructuring that includes a number of initiatives developed to improve our long-term competitiveness. The pre-tax cost is expected to be $60 to $80 million over the next 2 to 3 years with projected annualized pre-tax cost savings of $35 to $40 million. In addition to the cost reductions associated with the restructuring, plans for 2006 incorporate an incremental increase in our investment in information systems and Lean Six Sigma training and development.

In addition to the charges resulting from the restructuring, we also announced our intention to change our inventory costing methodology completely to FIFO (First In First Out) beginning in the first quarter of 2006. Through the end of 2005, we utilized a combination of LIFO (Last In First Out) and FIFO.

We expect sales for fiscal 2006 to be in the $1.450 to $1.480 billion range. We also expect earnings per fully diluted share in the $1.10 to $1.25 range for 2006, excluding restructuring charges of approximately $0.66 to $0.78 per share associated with the restructuring announcement.

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

The following analyses present the sensitivity of the market value, earnings and cash flows of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at December 31, 2005. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects which could impact our business as a result of changes in interest rates, exchange rates or commodity prices.

Interest Rate and Debt Sensitivity Analysis. At December 31, 2005, our outstanding debt totaled $403.6 million, which consisted of fixed-rate debt of $257.8 million and variable-rate debt of $145.8 million. Based on our 2005 average outstanding borrowings under our variable-rate debt, a one-percentage point increase in interest rates would negatively impact our annual pre-tax earnings and cash flows by approximately $2.2 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at December 31, 2005, by approximately $0.8 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into U.S. dollars. These exposures are primarily concentrated in the Euro and British pound sterling and to a lesser extent, the Australian dollar, Canadian dollar and Japanese yen. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. A five-percentage point adverse change in the foreign currency spot rates would decrease the fair market value of our foreign currency forward contracts held at December 31, 2005, by $1.8 million. Changes in the fair value of our foreign currency forward contracts will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the U.S. dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to petroleum prices, the economic climate or other unforeseen circumstances, such as we experienced with hurricanes in 2005. We purchase yarn from Frontier Yarns, Frontier Spinning, and other third parties and our yarn pricing will continue to be impacted by the price of cotton and polyester. We did not have any outstanding cotton futures contracts at December 31, 2005.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and January 1, 2005

(In thousands, except share data)	2005	2004
ASSETS
Current assets:
Cash	$42,792	$29,816
Trade accounts receivable, less allowances of $13,889 in 2005 and $17,984 in 2004	230,527	212,063
Inventories	440,318	411,701
Prepaid expenses and other current assets	23,574	17,737
Income tax receivable	5,897	6,101

Total current assets	743,108	677,418

Property, plant and equipment, net	315,721	322,890
Other assets:
Goodwill, net	97,987	94,710
Trademarks, net	93,074	93,130
Other	61,421	65,961

	252,482	253,801

	$1,311,311	$1,254,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$116,948	$94,642
Accrued salaries and fringes	31,802	33,306
Accrued rebates	23,031	18,150
Other accrued expenses	35,494	44,324
Deferred income taxes	13,287	4,054
Short-term debt	2,689	18,190
Current maturities of long-term debt	2,067	6,938

Total current liabilities	225,318	219,604

Long-term debt, less current maturities	398,797	372,921

Deferred liabilities:
Income taxes	10,681	20,286
Pension and other	72,435	64,351

	83,116	84,637

Non-controlling interests	15,242	14,096

Commitments and contingencies	—	—

Stockholders’ equity:
Common stock, par value $.01 per share; authorized 150,000,000 shares; issued 41,419,958 shares	414	414
Paid-in capital	35,833	40,716
Retained earnings	784,958	755,799
Treasury stock (2005 – 8,290,696 shares and 2004 – 8,654,614 shares)	(190,212)	(201,171)
Accumulated other comprehensive loss	(42,155)	(32,907)

	588,838	562,851

	$1,311,311	$1,254,109

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME

Years ended December 31, 2005, January 1, 2005 and January 3, 2004

(In thousands, except share and per share data)	2005	2004	2003
Net sales	$1,434,605	$1,298,252	$1,186,263
Cost of goods sold	1,041,037	934,372	842,127

Gross profit	393,568	363,880	344,136
Selling, general and administrative expenses	311,070	270,305	246,912
Other – net	(1,874)	(7,216)	3,583

Operating income	84,372	100,791	93,641
Interest expense, net	39,153	30,843	29,663
Earnings of non-controlling interests	1,820	2,021	—

Income before income taxes	43,399	67,927	63,978
Provision for income taxes	8,969	19,991	20,939

Net income	$34,430	$47,936	$43,039

Net income per common share:
Basic	$1.04	$1.47	$1.33
Diluted	$1.03	$1.46	$1.32
Weighted-average common shares outstanding:
Basic	33,057,179	32,668,376	32,376,617
Diluted	33,293,900	32,897,559	32,726,472

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2005, January 1, 2005 and January 3, 2004

(In thousands)	2005	2004	2003
OPERATING ACTIVITIES
Net income	$34,430	$47,936	$43,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	48,599	46,627	44,177
Amortization	3,734	1,395	759
Earnings of non-controlling interests	1,820	2,021	—
Other	9,110	1,453	6,963
Changes in operating assets and liabilities:
Trade accounts receivable	(26,828)	(8,664)	(17,600)
Inventories	(32,549)	(26,194)	(19,989)
Prepaid expenses and other current assets	(5,617)	1,164	(8,243)
Other assets	(2,006)	7,037	(6,478)
Accounts payable and accrued expenses	23,383	6,378	1,406
Income taxes	622	8,137	3,305
Pension and other deferred liabilities	(7,682)	(6,001)	10,617

Net cash provided by operating activities	47,016	81,289	57,956

INVESTING ACTIVITIES
Purchases of property, plant and equipment	(42,471)	(35,494)	(38,641)
Cash paid for acquisitions, joint ventures and other	1,031	(158,370)	(86,691)
Proceeds from the sale of property, plant and equipment and other assets	2,996	13,697	14,765
Other	(46)	1,769	678

Net cash used in investing activities	(38,490)	(178,398)	(109,889)

FINANCING ACTIVITIES
Borrowings on credit facility – net	18,437	91,307	7,355
Borrowings (payments) on short-term debt	(12,839)	9,692	(3,582)
Debt issuance and amendment costs paid	—	—	(468)
Dividends on common stock	(5,271)	(5,216)	(5,177)
Treasury stock re-issued	5,057	3,839	5,644
Cost of common stock for treasury	(708)	(80)	(1,457)

Net cash provided by financing activities	4,676	99,542	2,315
Effect of exchange rate changes on cash	(226)	(592)	1,115

Net increase (decrease) in cash	12,976	1,841	(48,503)
Increase in cash from consolidating Frontier Yarns, LLC	—	7,859	—
Cash balance at beginning of year	29,816	20,116	68,619

Cash balance at end of year	$42,792	$29,816	$20,116

Supplemental disclosure of cash flow information:
Interest paid	$36,102	$28,168	$27,124
Income taxes paid, net of refunds	3,415	13,814	16,983

See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

Years ended December 31, 2005, January 1, 2005 and January 3, 2004

(In thousands, except share data)	Common Stock	Paid-in Capital	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
Balance at January 4, 2003	$414	$42,877	$675,448	$(218,113)	$(33,373)	$467,253
Comprehensive income:
Net income	—	—	43,039	—	—	43,039
Foreign currency translation adjustments	—	—	—	—	5,712	5,712
Losses on derivatives reclassified to earnings, net of tax of $1,705	—	—	—	—	2,796	2,796
Change in unrealized value of derivatives, net of tax of $2,808	—	—	—	—	(4,580)	(4,580)
Minimum pension liability, net of tax of $383	—	—	—	—	(2)	(2)

Comprehensive income						46,965

Treasury stock acquired (73,618 shares)	—	—	—	(1,457)	—	(1,457)
Treasury stock re-issued (410,088 shares)	—	(4,785)	—	11,532	—	6,747
Cash dividends ($0.16 per share)	—	—	(5,177)	—	—	(5,177)
Compensation expense related to stock awards	—	533	—	—	—	533

Balance at January 3, 2004	414	38,625	713,310	(208,038)	(29,447)	514,864
Comprehensive income:
Net income	—	—	47,936	—	—	47,936
Foreign currency translation adjustments	—	—	—	—	2,119	2,119
Losses on derivatives reclassified to earnings, net of tax of $1,690	—	—	—	—	2,759	2,759
Change in unrealized value of derivatives, net of tax of $1,599	—	—	—	—	(2,609)	(2,609)
Minimum pension liability, net of tax of $3,510	—	—	—	—	(5,729)	(5,729)

Comprehensive income						44,476

Treasury stock acquired (4,433 shares)	—	—	—	(80)	—	(80)
Treasury stock re-issued (246,894 shares)	—	(3,357)	—	6,947	—	3,590
Cash dividends ($0.16 per share)	—	—	(5,216)	—	—	(5,216)
Compensation expense related to stock awards	—	5,195	—	—	—	5,195
Other	—	253	(231)	—	—	22

Balance at January 1, 2005	414	40,716	755,799	(201,171)	(32,907)	562,851
Comprehensive income:
Net income	—	—	34,430	—	—	34,430
Foreign currency translation adjustments	—	—	—	—	(4,518)	(4,518)
Losses on derivatives reclassified to earnings, net of tax of $2,062	—	—	—	—	3,734	3,734
Change in unrealized value of derivatives, net of tax of $237	—	—	—	—	429	429
Minimum pension liability, net of tax of $6,604	—	—	—	—	(8,893)	(8,893)

Comprehensive income						25,182

Treasury stock acquired (44,438 shares)	—	—	—	(708)	—	(708)
Treasury stock re-issued (422,163 shares)	—	(7,196)	—	11,872	—	4,676
Cash dividends ($0.16 per share)	—	—	(5,271)	—	—	(5,271)
Compensation expense related to stock awards	—	1,730	—	—	—	1,730
Other	—	583	—	(205)	—	378

Balance at December 31, 2005	$414	$35,833	$784,958	$(190,212)	$(42,155)	$588,838

See notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

In July, we acquired Huffy Sports Company (“Huffy Sports”) from Huffy Corporation further expanding our basketball backboard, backboard systems and accessories business. Huffy Sports sells basketball equipment, including backboards and inflatable balls under the Huffy Sports®, Sure Shot® and Hydra Rib® brands.

In December, we entered the athletic footwear business with the acquisition of Brooks Sports, Inc. (“Brooks”). Brooks is a provider of performance footwear, apparel and accessories to running enthusiasts worldwide. Brooks’ products are sold predominately through specialty running stores and other retail outlets specializing in high quality, performance running products.

Principles of Consolidation. The consolidated financial statements include the accounts of Russell Corporation, all of our majority-owned subsidiaries, and any variable interest entities in which we are deemed to be the primary beneficiary, after the elimination of intercompany accounts and transactions.

In 2004, we adopted Financial Interpretation No. 46, Consolidation of Variable Interest Entities, (“FIN 46”) which addresses whether business enterprises must consolidate the financial statements of entities known as “variable interest entities.” In accordance with FIN 46, we began consolidating Frontier Yarns on April 4, 2004. At December 31, 2005 and January 1, 2005, the consolidation of Frontier Yarns increased our total assets by $20.6 million and $24.8 million, total liabilities by $5.4 million and $10.8 million, and non-controlling interests by $15.2 million and $14.0 million, respectively. The consolidation of Frontier Yarns did not have a significant impact on our results of operations for 2005 and 2004.

Reclassifications. Certain prior year amounts have been reclassified to conform to the fiscal 2005 presentation. These changes had no impact on previously reported net income or stockholders’ equity.

Cash Equivalents. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

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

Trade Accounts Receivable. Trade accounts receivable consists of amounts due from our normal business activities. We maintain an allowance for doubtful accounts to reflect expected credit losses. We provide for bad debts based on collection history and specific risks identified on a customer-by-customer basis. A considerable amount of judgment is required to assess the ultimate realization of accounts receivable and the credit-worthiness of each customer. Furthermore, these judgments must be continuously evaluated and updated. Uncollected accounts are written off through the allowance for doubtful accounts. Due to the high degree of uncertainty regarding collectibility, finance charges on past due receivables are recognized on a cash basis.

Promotional Programs. We offer various types of promotional programs to our customers, including the following:

Cooperative Advertising. Under cooperative advertising arrangements, we agree to reimburse our customer for all, or a portion, of the costs incurred by the customer to advertise and promote our products. Cooperative advertising costs are recorded as a reduction to net sales or recorded in selling, general and administrative expense in the year incurred.

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

Inventories. Inventories of finished goods, work-in-process and raw materials are carried at the lower of cost or market, with cost for the majority of our inventories determined under the Last-In, First-Out (LIFO) method. Certain inventories are carried under the First-In, First-Out (FIFO) method, or the average cost method, and were valued at approximately $163.0 million in 2005 and $158.6 million in 2004. Inventories are summarized as follows:

(In thousands)	2005	2004
Finished goods	$340,753	$340,487
Work-in-process	77,231	53,598
Raw materials and supplies	26,524	25,711

	444,508	419,796

LIFO and lower of cost or market adjustments, net	(4,190)	(8,095)

	$440,318	$411,701

Property, Plant and Equipment. Property, plant and equipment is stated at cost, net of accumulated depreciation and impairment write-downs. The provision for depreciation of property, plant and equipment has been computed generally on the straight-line method based upon their estimated useful lives. Initial estimated useful lives range from 15 to 40 years for buildings and land improvements and from 3 to 15 years for machinery and equipment. When events and circumstances indicate that the useful lives or salvage values may have changed, we adjust the related useful lives and record depreciation over the shortened useful lives after giving consideration to the revised salvage values.

Property, plant and equipment, net are summarized as follows:

(In thousands)	2005	2004
Land and improvements	$18,260	$17,551
Buildings and improvements	271,929	253,170
Machinery and equipment	586,463	577,155
Construction-in-progress	13,665	25,256

	890,317	873,132
Less accumulated depreciation	(574,596)	(550,242)

	$315,721	$322,890

In 2005, we realized approximately $0.9 million of net gains on the disposal of three properties. In 2004, we realized approximately $0.4 million of net gains on the disposal of three properties. In 2003, we recorded $2.0 million of impairment charges on certain assets, which is net of $1.1 million of realized gains on the disposal of five properties. At December 31, 2005, we held for sale two idled properties and certain equipment with an adjusted carrying value of approximately $0.5 million, which have been included in property, plant, and equipment. At January 1, 2005, we held for sale three idled properties and certain equipment with an adjusted carrying value of approximately $2.0 million.

Goodwill and Other Intangibles. Goodwill and identifiable intangible assets that are deemed to have an indefinite economic life are not subject to amortization and are tested for impairment on an annual basis. These assets are tested for impairment at the reporting unit level which is defined as one organizational level below the Company’s operating segments. The impairment testing involves a two-step approach. The first step determines if goodwill is impaired by comparing the fair value of the reporting unit as a whole to the book value. If a deficiency exists, the second step measures the amount of the impairment loss as the difference between the implied fair value of goodwill and its carrying value. Goodwill is allocated to the reporting unit to which the related assets acquired are assigned. Purchased intangibles with indefinite economic lives are tested for impairment annually using a lower of cost or fair value approach. Other intangibles continue to be amortized over their estimated useful lives, ranging from 2.4 to 40 years, and reviewed for impairment when indicators exist.

We have completed the annual impairment tests of goodwill and other intangible assets as required by SFAS No. 142, Goodwill and Other Intangible Assets, and concluded that our goodwill and indefinite-lived intangible assets were not impaired.

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

Long-Lived Assets. Long-lived assets are evaluated for impairment whenever facts and circumstances indicate that the carrying value of an asset may not be recoverable. For assets to be held and used, an impairment is recognized when the estimated undiscounted net future cash flows is less than the carrying value. If an impairment exists, an adjustment is made to write the asset down to its estimated fair value and an impairment loss is recorded for the difference between the carrying value and the estimated fair value.

Related Party Transactions. Transactions between related parties and between different subsidiaries of the Company occur in the normal course of business. The Company eliminates transactions with its consolidated subsidiaries and appropriately discloses significant related party transactions.

Income Taxes. We account for income taxes under the provisions of SFAS No. 109, Accounting for Income Taxes. Under SFAS No. 109, deferred tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured at the enacted tax rates that will be in effect when the taxes are expected to be paid.

Advertising, Marketing and Promotions Expense. The cost of advertising, marketing and promotions is expensed as incurred. We incurred approximately $43.7 million, $48.6 million and $48.0 million in such costs during 2005, 2004 and 2003, respectively.

Stock-Based Compensation. We issue awards under incentive compensation plans as described in Note 7. On January 5, 2003, we adopted the prospective transition provisions of SFAS No. 123, Accounting and Disclosure of Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, (“SFAS No. 148”). By electing the prospective transition method of SFAS No. 148, our results of operations and our financial position are not affected by stock compensation awards granted prior to January 5, 2003. We recognized approximately $1.7 million ($1.3 million after-tax), and $5.2 million ($3.6 million after-tax) and $0.6 million ($.04 million after-tax) of stock-based employee compensation in 2005, 2004 and 2003, respectively. For stock compensation awards granted prior to January 5, 2003, we used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The table below presents a comparison of reported results versus proforma results that assumes the fair value based method of accounting had been applied to all stock compensation awards granted. For the purposes of this disclosure, we estimated the fair value of employee stock options at the date of grant using the Black-Scholes option valuation model.

There were no options granted during fiscal 2005. The fair values derived for options granted during fiscal years 2004 and 2003 and key assumptions used to determine these values were as follows:

	2004	2003
Risk-free interest rate	1.25%	1.25%
Dividend yield	1.00%	1.00%
Volatility factor	.361	.361
Weighted-average expected life of options	2.0 years	2.0 years
Estimated fair value per option	$3.88	$3.88

For purposes of calculating the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period.

(In thousands, except per share data)	2005	2004	2003
Reported net income	$34,430	$47,936	$43,039
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied	(69)	(268)	(1,171)

Pro forma net income	$34,361	$47,668	$41,868

Reported net income per share – basic	$1.04	$1.47	$1.33
Pro forma net income per share – basic	$1.04	$1.46	$1.29
Reported net income per share – diluted	$1.03	$1.46	$1.32
Pro forma net income per share – diluted	$1.03	$1.45	$1.28

Concentrations of Credit Risk and Financial Instruments. Except for Wal-Mart, we do not have significant concentrations of credit risk. Our trade accounts receivable are comprised of balances due from a large number of diverse customers. Our top ten customers accounted for approximately 38.9%, 44.0%, and 46.0% of our gross sales in 2005, 2004 and 2003, respectively. We believe that risk of loss associated with our trade accounts receivable is adequately provided for in the allowance for doubtful accounts.

Wal-Mart and its subsidiaries represented 12.5% and 13.7% of our net accounts receivable at December 31, 2005 and January 1, 2005, respectively.

Foreign Currency Translation. The translation of the applicable currencies into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during the period. Any related translation adjustments are recorded directly in stockholders’ equity. Foreign currency transaction gains and losses are reflected in earnings in the accompanying financial statements.

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

For fair value hedges, both the effective and ineffective portion of the changes in the fair value of the derivative, along with the gain or loss on the hedged item that is attributable to the hedged risk, are recorded in earnings. The effective portion of changes in fair value of a derivative that is designated as a cash flow hedge is recorded in accumulated other comprehensive income or loss. When the hedged item is realized, the gain or loss included in accumulated other comprehensive income or loss is relieved. Any ineffective portion of the changes in the fair values of derivatives used as cash flow hedges are reported in the consolidated statements of income.

We document hedge relationships, including identification of the hedging instruments and the hedged items, as well as our risk management objectives and strategies for undertaking the hedge transaction, at the inception of each hedge transaction. Derivatives are recorded in the consolidated balance sheets at fair value. We formally assess, both at inception and at least quarterly thereafter, whether the derivatives that are used in hedging transactions are highly effective in offsetting changes in either the fair values or cash flows of the hedged item.

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

Fiscal Year. Our fiscal year ends on the Saturday nearest to January 1, which periodically results in a fiscal year of 53 weeks. Fiscal years 2005, 2004 and 2003 ended on December 31, 2005, January 1, 2005 and January 3, 2004, respectively, and each contained 52 weeks.

New Accounting Pronouncements. In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123R”) which is a revision of SFAS No. 123. SFAS No. 123R supersedes APB No. 25 and amends SFAS No. 95, Statement of Cash Flow. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure will no longer be an alternative. SFAS No. 123R is effective for fiscal 2006

SFAS No. 123R permits public companies to adopt its requirements using one of two methods:

1.) A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS No. 123R for all share-based payments granted after the effective date and (b) based on SFAS No. 123 for all awards granted to employees prior to the effective date of SFAS No. 123R that remain unvested on the effective date.

2.) A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate the amounts previously recognized under SFAS No. 123 for purposes of pro forma disclosures either for (a) all prior periods presented or (b) prior interim periods in the year of adoption.

The Company plans to adopt SFAS No. 123R using the modified prospective method. The Company does not expect the adoption of SFAS No. 123R to have a material impact on its results of operations.

In November 2004, the FASB issued SFAS No. 151, Inventory Costs — an Amendment of ARB No. 43, Chapter 4 (“SFAS No. 151”), which is the result of the FASB’s efforts to converge U.S. accounting standards for inventory with International Accounting Standards. SFAS No. 151 requires abnormal amounts of idle facility expense, freight, handling costs, and wasted material to be recognized as current-period charges. It also requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. SFAS No. 151 is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. The Company does not expect the adoption of SFAS No. 151 to have a material impact on its results of operations.

Foreign Currencies. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries whose functional currency is other than the U.S. dollar are translated at the exchange rate in effect on the balance sheet date. Revenues, costs and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to accumulated other comprehensive income or loss. The cumulative translation adjustments included in accumulated other comprehensive loss in the consolidated balance sheets were $10.3 million and $5.8 million at December 31, 2005 and January 1, 2005, respectively. Transaction gains or losses result from a change in exchange rates between the functional currency of our foreign subsidiaries and other currencies in which they conduct their business. Transaction gains and losses are included in other-net for the period in which the exchange rate changes.

Pension Benefits. We account for defined benefit pension plans in accordance with SFAS No. 87, Employers’ Accounting for Pensions, which requires us to recognize pension costs and liabilities based on actuarial valuations. Inherent in these valuations are key assumptions including the discount rate at which the pension obligations could be effectively settled, the anticipated rate of future salary increases, and the assumed long-term rate of return on plan assets. In determining the discount rate, we consider current yields on high-quality fixed-income investments. The salary increase assumption is based upon historical experience and anticipated future management actions. The assumed long-term rate of return on plan assets is based upon the historical rate of return on the invested funds of the pension plan and projected future market returns.

NOTE 2: LONG-TERM DEBT

Long-term debt includes the following:

(In thousands)	2005	2004
Senior secured credit facilities (due April 2007):
$300 million revolving credit facility	$142,239	$110,056
Term Loan	—	10,000
Senior Notes 9.25% (due 2010)	250,000	250,000
Frontier Yarns notes payable with annual payments of $1.1 million due in monthly installments through July 2009; payments include interest at 7.00%; collateralized by equipment	3,412	4,243
Frontier Yarns capital lease obligation with annual payments of $1.5 million due in various monthly and quarterly installments through June 2009; payments include interest at 7.04%; collateralized by equipment	4,427	5,534
Other capital lease obligations	786	26

	400,864	379,859
Less current maturities	(2,067)	(6,938)

	$398,797	$372,921

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

On April 18, 2002, we also entered into new senior secured credit facilities (the “Facilities”) concurrently with the closing of the Senior Notes offering. The new Facilities provide for a $300 million senior secured revolving credit facility (the “Revolver”) which is dependent on the levels of our eligible accounts receivable and inventory and a $25 million senior secured term loan (the “Term Loan”). The Revolver matures on April 18, 2007. On April 6, 2005, we paid off the remaining $10 million outstanding under our Senior Secured term loan that was originally set to mature ratably through December 2006. The Facilities provide for variable interest that, beginning in fiscal 2003, is adjusted quarterly based on our consolidated fixed coverage ratio and ranges from LIBOR plus 1.50% to LIBOR plus 2.75%, or Fleet National Bank’s Base Rate to the Base Rate plus 1.25% for the Revolver, and LIBOR plus 2.00% to LIBOR plus 3.25%, or Fleet National Bank’s Base Rate plus 0.50% to Base Rate plus 1.75% for the Term Loan. For the majority of 2005, variable interest on the Revolver was either LIBOR plus 2.00% (6.46% at December 31, 2005), or Base Rate plus 0.50% (7.75% at December 31, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%. For the majority of 2004, our rate on the Revolver was LIBOR plus 2.0% (4.52% at January 1, 2005), or Base Rate plus 0.5% (5.75% at January 1, 2005) and on the Term Loan was LIBOR plus 2.5% (5.02% at January 1, 2005), or Base Rate plus 1.0% (6.25% at January 1, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%.

We may choose LIBOR or base rate pricing and may elect interest periods of one, two, three, or six months for LIBOR borrowings (except that all swing line loans managed by the Administrative Agent under the Revolver will have base rate pricing or LIBOR pricing plus a 0.375% premium over the current revolver spread).

The Revolver and the indenture governing the Senior Notes impose certain restrictions on us, including restrictions on our ability to: incur debts; grant liens; provide guarantees in respect of obligations of any other person; pay dividends; make loans and investments; sell our assets; issue redeemable preferred stock and non-guarantor subsidiary preferred stock; make redemptions and repurchases of capital stock; make capital expenditures; prepay, redeem or repurchase debt; engage in mergers or consolidation; engage in sale/leaseback transactions and affiliate transactions; change our business; amend certain debt and other material agreements, including the indenture governing the Senior Notes and other documents governing any subordinated debt that we may issue in the future; issue and sell capital stock of subsidiaries; and restrict distributions from subsidiaries. The Revolver requires us to achieve fixed charge coverage ratios of: 1.15 to 1.0 through the next to last day of fiscal year 2003; 1.2 to 1.0 through the next to last day of fiscal year 2004; and 1.25 to 1.0 thereafter. We also must maintain a maximum leverage ratio of: 3.75 to 1.0 through the next to last day of fiscal year 2003; and 3.5 to 1.0 thereafter. We were in compliance with these covenants at the end of fiscal year 2005.

On March 11, 2003, we amended the Revolver to, among other things, (1) lessen some of the restrictions on our ability to make acquisitions, (2) permit us to make additional investments and guarantees, and (3) allow us to repurchase a portion of our Senior Notes and capital stock, subject to annual limitations.

As of December 31, 2005, we had $142.2 million in outstanding borrowings (under the Revolver) and $12.8 million in outstanding letters of credit under the Facilities. As of December 31, 2005, we could have borrowed approximately $106.5 million of additional funds under our Revolver.

Aggregate maturities of long-term debt, other than obligations under capital lease obligations, at December 31, 2005 are as follows:

(In thousands)
2006	$886
2007	143,200
2008	1,025
2009	540
2010	250,000

$395,651

Future minimum lease payments under capital leases are as follows:

(In thousands)
2006	$1,620
2007	1,598
2008	1,591
2009	710
2010	97
Thereafter	285

Total future minimum lease payments	5,901
Less amount representing interest	(688)

Present value of future minimum lease payments	5,213
Less current portion	(1,181)

$4,032

Amortization expense of equipment acquired under capital leases is included in depreciation expense.

NOTE 3: SHORT-TERM DEBT

As of December 31, 2005 and January 1, 2005, we had a line of credit agreement with the Bank of Scotland with outstanding borrowings of $1.9 million and $14.0 million, respectively. At December 31, 2005, we had availability under this line of credit of approximately $15.9 million. The weighted-average interest rate on the line of credit was 5.8%, 4.5% and 5.7% for 2005, 2004 and 2003, respectively.

In addition, we had $0.8 million and $4.2 million at December 31, 2005 and January 1, 2005, respectively, outstanding under Frontier Yarn’s advances against factored accounts receivables, which is a non-recourse agreement. The interest rate associated with the advances is prime plus 25 basis points on daily debit balances and prime minus 25 basis points on daily credit balances, which resulted in a 6.5% weighted-average interest rate for 2005. For 2004 the weighted average interest rate was 3.9%.

NOTE 4: DERIVATIVE AND OTHER FINANCIAL INSTRUMENTS

We earn revenues and incur expenses in various parts of the world and, as a result, we are exposed to movement in foreign currency exchange rates. As of December 31, 2005, we have foreign exchange forward contracts expiring through the end of fiscal 2006 that are intended to reduce the effect of fluctuating foreign currencies on anticipated purchases of inventory and sales of goods denominated in currencies other than the functional currencies of our international subsidiaries. Gains and losses on the derivatives are intended to offset gains and losses on the hedged transactions in an effort to reduce the earnings volatility resulting from fluctuating foreign currency exchange rates. These foreign exchange forward contracts are accounted for as cash flow hedges. The principal currencies hedged include the U.S. dollar, European Euro, British pound sterling, Japanese yen, Canadian dollar, and Australian dollar. During 2005, the change in fair value of the forward contracts decreased other accrued expenses and accumulated other comprehensive loss by $0.7 million ($0.4 million net of taxes). In 2004 and 2003, the change in fair value of the forward contracts increased other accrued expenses and accumulated other comprehensive loss by $4.2 million ($2.6 million net of taxes) and $7.4 million ($4.6 million net of taxes), respectively. In addition, realized losses reclassified to other-net in the consolidated statements of income amounted to $5.8 million ($3.7 million net of taxes), $4.4 million ($2.8 million net of taxes) and $4.5 million ($2.8 million net of taxes), in 2005, 2004 and 2003, respectively. At December 31, 2005, unrealized gain reported in other comprehensive loss was $2.0 million ($1.4 million net of taxes) and at January 1, 2005, unrealized loss reported in other comprehensive loss was $4.5 million ($2.8 million net of taxes) related to foreign currency cash flow hedges. The 2005 cash flow hedge unrealized gains/(losses) will be reclassed to earnings as the hedges mature in 2006. We also measure the effectiveness of the cash flow hedges at inception and at the end of each quarter thereafter. At December 31, 2005 and January 1, 2005, our cash flow hedges were effective. The amount of hedge ineffectiveness for the years ended December 31, 2005, January 1, 2005 and January 3, 2004 were not material.

Other Financial Instruments. At December 31, 2005 and January 1, 2005, the carrying value of financial instruments such as cash, trade accounts receivable and payables approximated their fair values, based on the short-term maturities of these instruments. The fair value of long-term debt is estimated using discounted cash flow analyses, based upon our incremental borrowing rates for similar types of borrowing arrangements.

The following table summarizes fair value information for derivative and other financial instruments:

	2005		2004
(In thousands)	Carrying Value	Fair Value	Carrying Value	Fair Value
ASSET (LIABILITY)
Short-term debt	$(2,689)	$(2,689)	$(18,190)	$(18,190)
Long-term debt (including current portion)	(400,864)	(405,208)	(379,859)	(395,085)
Forward currency exchange contracts	2,177	2,177	(4,513)	(4,513)
Investments (trading portfolio)	11,082	11,082	10,531	10,531

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

We fund the qualified plans by contributing annually the minimum amount required by the Employee Retirement Income Security Act. Additional contributions are sometimes needed to comply with funding requirements in our principal debt agreement. We expect to contribute approximately $5.0 million to the Retirement Plans in fiscal 2006. As part of the restructuring plans announced in January 2006, the Company will change its retirement program. Effective April 1, 2006, the Company will freeze the current qualified defined benefit plans and will significantly improve the 401(k) employee savings plan.

Our investment strategy for the Retirement Plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk. The investment policy establishes a target allocation for each asset class, and the asset classes are periodically rebalanced. Target allocations are 65% equity investments and 35% fixed income investments, but there are allowable ranges.

The percentage of fair value of total plan assets by asset category as of the measurement date (which is January 1 each year) is as follows:

	2005	2004
ASSET CATEGORY
Equity funds	75.7%	75.1%
Fixed income funds	23.2%	24.5%
Cash and cash equivalents	1.1%	0.4%

Total	100.0%	100.0%

Plan assets at December 31, 2005 and January 1, 2005, include 600,960 shares of the Company’s common stock having a market value of $8.1 million and $11.7 million, respectively. Dividends paid to the plan by the Company were $0.1 million in 2005, 2004 and 2003.

The following table sets forth changes in the benefit obligation, plan assets and funded status:

(In thousands)	2005	2004
CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year	$192,446	$170,737
Service cost	5,893	4,936
Interest cost	11,602	10,933
Actuarial loss	15,516	13,104
Benefits paid	(9,282)	(9,499)
Acquisitions	—	2,235
Plan amendments	462	—

Benefit obligation at end of year	$216,637	$192,446

The accumulated benefit obligation for the Retirement Plans was $197.2 million and $179.0 million at December 31, 2005 and January 1, 2005, respectively.

(In thousands)	2005	2004
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year	$127,949	$112,943
Actual return on plan assets	2,095	12,749
Company contributions	14,934	10,412
Acquisitions	—	1,344
Benefits paid	(9,282)	(9,499)

Fair value of plan assets at end of year	$135,696	$127,949

(In thousands)	2005	2004
RECONCILIATION OF FUNDED STATUS TO ACCRUED BENEFIT COST
Unfunded status of the plan	$(80,941)	$(64,497)
Unrecognized prior service cost	1,093	874
Unrecognized net actuarial loss	73,481	52,348

Accrued benefit cost	$(6,367)	$(11,275)

(In thousands)	2005	2004
AMOUNTS RECOGNIZED IN THE CONSOLIDATED BALANCE SHEETS
Accrued benefit cost	$(6,367)	$(11,275)
Additional minimum liability	(55,410)	(39,831)
Intangible asset	678	596
Accumulated other comprehensive loss (pre-tax)	54,732	39,235

Net amount recognized	$(6,367)	$(11,275)

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

The after-tax minimum pension liability included in accumulated other comprehensive loss was $33.2 million and $24.3 million at December 31, 2005 and January 1, 2005, respectively.

A summary of the components of net periodic pension cost is as follows:

(In thousands)	2005	2004	2003
COMPONENTS OF NET PERIODIC BENEFIT COST
Service cost	$5,893	$4,936	$5,045
Interest cost	11,602	10,933	10,493
Expected return on plan assets	(11,239)	(10,912)	(11,005)
Net amortization and deferral	3,769	1,334	(452)

Net periodic pension cost	$10,025	$6,291	$4,081

The weighted average assumptions used to compute pension amounts were as follows:

	2005	2004
Discount rate	5.70%	5.90%
Expected return on plan assets	8.50%	8.50%
Rate of compensation increase	3.00%	3.00%

The expected return on plan assets is based upon the historical rate of return on the invested funds of the plans and projected future market returns.

The following table shows the expected benefit payments to be made from the Retirement Plans as of December 31, 2005 (in thousands):

Fiscal Years	Benefit Payments
2006	$9,077
2007	9,137
2008	9,398
2009	9,684
2010	9,940
Five years thereafter	$57,422

In addition to our Retirement Plans, we have five savings plans that are qualified under Section 401(k) of the Internal Revenue Code and a non-qualified plan (Savings Plans). Our Savings Plans allow substantially all United States employees to defer portions of their annual compensation and to participate in Company matching and discretionary contributions. Compensation expense associated with these plans was $1.3 million in 2005, $1.0 million in 2004 and $0.9 million in 2003.

NOTE 6: INCOME TAXES

Foreign operations contributed $33.7 million, $18.1 million and $1.3 million of our income before income taxes in 2005, 2004 and 2003, respectively. In 2005 and 2004, foreign operations in the United Kingdom, Honduras and Ireland were the primary contributors to our foreign income.

Significant components of the provision for income taxes are as follows:

	2005		2004		2003
(In thousands)	Currently Payable	Deferred	Currently Payable	Deferred	Currently Payable	Deferred
Federal	$(2,558)	$4,815	$19,036	$4,025	$15,826	$6,224
State	233	(1,503)	558	1,570	42	(2,127)
Foreign	6,552	1,430	2,313	(7,511)	639	335

Totals	$4,227	$4,742	$21,907	$(1,916)	$16,507	$4,432

Our effective tax rate for 2005 of 20.7% decreased 8.7 and 12 percentage points from 29.4% and 32.7% in fiscal 2004 and 2003, respectively. The lower rate in 2005 is mainly due to the recognition of the majority of profits in lower tax countries and resolution of certain deferred tax matters. The lower rate in 2004 is primarily due to a benefit resulting from the closure of federal tax audits for 2002 and prior years along with the effects of our foreign operations. In 2003 there were $2.6 million of non-recurring tax benefits and other deferred tax adjustments realized.

Following is a reconciliation of income tax expense or benefit to the expected amount computed by applying the statutory federal income tax rate of 35% to income before income taxes:

(In thousands)	2005	2004	2003
Taxes at statutory rate on income before income taxes	$15,190	$23,774	$22,392
State income taxes (benefit), net of federal income tax benefit	(2,072)	1,827	(836)
Tax effects of foreign operations – net	(9,243)	(2,716)	(4,612)
United Kingdom branch tax liability	817	10,209	—
Change in valuation allowance on foreign/state NOLs	3,856	(10,278)	5,931
Change in reserves	2,921	(1,577)	(620)
State income taxes rate change	(2,835)	—	—
Other-net	335	(1,248)	(1,316)

	$8,969	$19,991	$20,939

Deferred income taxes reflect the tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax liabilities and assets as of December 31, 2005 and January 1, 2005, are as follows:

(In thousands)	2005	2004
Deferred tax liabilities:
Property, plant and equipment	$18,820	$20,473
Inventories	3,140	4,979
Acquired intangibles	20,862	22,004
Deferred income	17,537	13,272
Other	18,638	19,670

Total deferred tax liabilities	78,997	80,398

Deferred tax assets:
Pension and post-employment obligations	21,635	17,581
Accounts receivable	4,842	6,966
Federal, foreign and state net operating loss carry forwards	26,871	25,513
Employee benefits	12,917	12,049
Other	1,818	3,145

Total deferred tax assets	68,083	65,254
Valuation allowance for deferred tax assets	(13,054)	(9,196)

Net deferred tax assets	55,029	56,058

Net deferred tax liabilities	$23,968	$24,340

Net operating loss carry forwards (NOLs) are available to offset future earnings within the time periods specified by law. At December 31, 2005, we had U.S. state NOLs of approximately $373 million expiring in 2013 through 2020 and U.S. federal NOLs of approximately $4.7 million specifically related to the Brooks acquisition, subject to change in ownership limitation, which should be utilized before expiration in 2020 through 2024. International NOLs total approximately $30.1 million. The international NOLs pertain primarily to our United Kingdom and Australian operations. NOLs can be carried forward indefinitely in the United Kingdom and Australia with “same business” and ownership tests, respectively.

In 2003, we increased our valuation allowance by $5.9 million for additional NOLs generated in our international operations. In 2004, we decreased our valuation allowance by $10.3 million primarily in anticipation of utilizing NOLs previously generated in our United Kingdom operations. Because our United Kingdom operations function as a branch of the U.S. for income tax purposes, a corresponding deferred tax liability was set up to offset the United Kingdom NOL deferred tax asset. In 2005, we increased our valuation allowance by $3.9 million primarily for additional NOLs generated in U.S. states.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act, among other things, provides a temporary incentive for U.S. corporations to repatriate accumulated income earned outside the U.S. by providing an 85% dividends received deduction for certain dividends from controlled foreign operations. We have evaluated the repatriation provisions of the Act and determined that these provisions will not have a significant impact on our results. It is our current intention to continue to indefinitely reinvest earnings of our international subsidiaries; therefore, we do not provide for federal income taxes on their undistributed earnings. At December 31, 2005, we had not provided for federal income taxes on earnings of international subsidiaries of approximately $53.9 million. If these earnings are distributed in the form of dividends or otherwise, we would be subject to both U.S. income taxes and withholding taxes in the various international jurisdictions. It is not practical for us to determine the amount of unrecognized deferred U.S. income tax liability because of the complexities associated with the hypothetical calculation. Withholding taxes of approximately $2.7 million would be payable if all previously unremitted earnings as of December 31, 2005, were remitted to the U.S. parent company.

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

Under the Executive Incentive Plan, the 2000 Option Plan and predecessor stock option plans, a total of 2,910,036 shares of common stock were reserved for issuance at December 31, 2005. The options are granted at a price equal to the stock’s fair market value at the date of grant. All options granted prior to 1999 are primarily exercisable two years after the date of grant and expire 10 years after the date of grant. The stock options that were granted in 1999 and later are exercisable equally over periods of either two or four years and expire 10 years after the date of grant. The following table summarizes the status of options under the Executive Incentive Plan, 2000 Option Plan and predecessor plans:

	2005		2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Outstanding at beginning of year	3,280,057	$19.91	3,695,689	$20.05	4,367,793	$19.92
Granted at fair value	—	$—	1,005	$18.88	70,650	$19.48
Exercised	271,844	$15.51	196,788	$15.16	340,539	$15.28
Expired	72,400	$30.00	12,380	$16.76	85,800	$27.50
Forfeited	256,351	$20.67	207,469	$23.97	316,415	$21.36

Outstanding at end of year	2,679,462	$20.03	3,280,057	$19.91	3,695,689	$20.05

Exercisable at end of year	2,666,956	$20.04	3,209,549	$19.98	3,209,053	$20.62

The range of exercise prices of the outstanding and exercisable options are as follows at December 31, 2005:

	Options Exercisable		Options Outstanding
Exercise Price	Number of Shares	Weighted Average Exercise Price	Number of Outstanding Shares	Weighted Average Exercise Price	Weighted Average Remaining Life in Years
$11.96 - $15.09	20,495	$14.25	21,226	$14.28	5.2
$15.10 - $15.93	1,080,966	$15.13	1,084,212	$15.13	4.1
$15.94 - $19.00	132,392	$17.50	140,921	$17.49	5.5
$19.01 - $19.41	398,453	$19.35	398,453	$19.35	3.9
$19.42 - $24.37	329,384	$22.19	329,384	$22.19	2.8
$24.38 - $30.87	705,266	$27.60	705,266	$27.60	2.0

	2,666,956	$20.04	2,679,462	$20.03	3.4

Under the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan (the “Directors’ Plan”), which replaced the Russell Corporation 1997 Non-Employee Directors’ Stock Grant, Stock Option and Deferred Compensation Plan (the “Prior Plan”), each non-employee director (“Eligible Director”) receives annually a fee of $35,000, to be paid in quarterly installments of $8,750.

In addition, effective January 1, 2003, a stock retainer deferral account (a “deferral account”) was established for each non-employee director in lieu of stock options, which had been granted to non-employee directors prior to that time. Immediately following each annual meeting each non-employee director’s deferral account will be credited with shares of common stock having a market value of $25,000. In addition, on each dividend payment date, each deferral account will be credited with additional shares of common stock equal to the number of shares of common stock, which could be acquired with the dividends paid on the shares of common stock in the deferral account based on the market value of such shares on such date. The shares in a deferral account will be paid to a non-employee director on the earlier of the first anniversary of the date such director ceased to be a director of the Company or the day after such director ceases to be a director following such director reaching age 70. Eligible Directors also may elect to receive all or a portion of their annual fees in shares or deferred shares.

In 2005, 12,708 deferred shares were granted at a price of $17.70 and in 2004, 10,464 deferred shares were granted at a price of $18.51. Options granted prior to 2003 under the Directors’ Plan vest over 1 year and expire 10 years after the date of grant; whereas, options granted under the Prior Plan vest over three years and expire 10 years after the date of grant. Options to purchase an aggregate of 169,890 shares at prices ranging from $16.28 to $27.50 are outstanding under the Directors’ Plan and the Prior Plan at December 31, 2005.

NOTE 8: COMMITMENTS AND CONTINGENCIES

Purchase and Lease Commitments. At December 31, 2005, we have commitments to spend approximately $3.9 million for capital improvements. Our remaining commitments under noncancelable operating leases with initial or remaining terms of one year or more are as follows:

(In thousands)	Third Parties	Related Party(1)	Total
2006	$9,488	$2,561	$12,049
2007	7,073	2,596	9,669
2008	5,251	2,631	7,882
2009	3,234	2,667	5,901
2010	2,968	1,794	4,762
Thereafter	2,455	—	2,455

	$30,469	$12,249	$42,718

(1)	Refer to Note 14 for more information.

Lease and rental expense for fiscal years 2005, 2004 and 2003 was $11.9 million, $10.2 million and $7.6 million, respectively.

We had $23.0 million outstanding under letters of credit at December 31, 2005, of which $12.6 million related to the purchase of inventories, $9.8 million related to workers’ compensation self-insured programs and customs bonds, and $0.6 million related to utility bonds and other matters. All outstanding letters of credit are set to expire in 2006. We have $189.4 million of unconditional purchase obligations which include guaranteed minimums for utilities and for royalties and obligations under advertising contractual arrangements, cotton purchase obligations and capital expenditure commitments.

Litigation

We were a co-defendant in Locke, et al. v. Russell Corporation, et al. filed on January 13, 2000, in the Circuit Court of Jefferson County, Alabama. Fifteen families who own property on Lake Martin in the Raintree Subdivision in Alexander City, Alabama, were the original plaintiffs in the case, which sought unspecified money damages for trespass and nuisance. A complaint substantially identical to the one filed in the Locke case was filed on November 20, 2001, in the Circuit Court of Jefferson County, Alabama, by two residents of the Raintree Subdivision (Gould v. Russell Corporation, et al.). These cases have been settled on terms that are not materially adverse to us.

We are a party to various other lawsuits arising out of the normal conduct of our business. We do not believe that any of these matters, if adversely determined, would have a material adverse effect upon us.

Other

The US-Dominican Republic-Central America Free Trade Agreement (DR-CAFTA), which was signed into law by President Bush on August 2, 2005, includes a number of provisions that will affect textile and apparel trade between the seven signatory countries (US, Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras, and Nicaragua). DR-CAFTA partners have agreed to terminate certain tariffs on imports from other countries that have also ratified the agreement. Additionally, the agreement provides for the possible retroactive recovery of the import duties paid in the US from January 1, 2004 through the operational effective date. Until the provisions of DR-CAFTA are finalized, Russell will continue to pay the related duties. The amount of the benefit for any retroactive refund claim, if any, cannot be estimated at this time, and will not be recorded until the amount is probable of collection and is reasonably estimable.

During the third quarter of 2005, the Company incurred damage to certain work in process and finished goods inventory as a result of Hurricane Katrina. The Company has filed a claim with the insurer for approximately $2.9 million, net of a deductible. The Company also plans to pursue a business interruption claim with its insurer related to business losses attributed to Hurricane Katrina. The ultimate outcome of this claim cannot be determined at December 31, 2005.

NOTE 9: SEGMENT INFORMATION

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

The Activewear segment consists of our basic, performance and careerwear apparel products, such as t-shirts, sweatshirts and sweatpants, knit shirts, socks, and career wear. Products in the Activewear segment are sold principally under the JERZEES® and Cross Creek® brands through mass merchandisers, distributors, screen printers, and embroiderers. Products in the Activewear segment are primarily manufactured by the Company utilizing a combination of owned facilities and third-party contractors.

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

Our management evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes (Segment operating income). Segment operating income as presented by us may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 1. Except for transactions with Frontier Yarns, intersegment transfers are primarily recorded at cost, with no intercompany profit or loss on intersegment transfers.

Following is selected financial data by reportable segment:

(In thousands)	2005	2004	2003
Net sales:
Sporting Goods	$699,708	$582,967	$501,458
Activewear	674,177	658,763	626,895
All Other	60,720	56,522	57,910

Total net sales	$1,434,605	$1,298,252	$1,186,263

Segment operating income:
Sporting Goods	$41,184	$58,810	$52,204
Activewear	54,092	52,100	50,600
All Other	6,422	7,050	10,369

Total segment operating income	$101,698	$117,960	$113,173

Depreciation & amortization expense:
Sporting Goods	$15,357	$12,373	$10,846
Activewear	25,729	25,210	26,032
All Other	6,063	6,202	4,105
Corporate	5,184	4,237	3,953

Total depreciation & amortization expense	$52,333	$48,022	$44,936

Capital expenditures:
Sporting Goods	$5,568	$4,655	$8,039
Activewear	27,889	25,694	26,762
All Other	1,815	718	1,246
Corporate	7,199	4,427	2,594

Total capital expenditures	$42,471	$35,494	$38,641

Assets:
Sporting Goods	$561,777	$537,289
Activewear	593,292	539,783
All Other	62,497	65,722
Corporate	93,745	111,315

Total assets	$1,311,311	$1,254,109

A reconciliation of total segment operating income to consolidated income before income taxes is as follows:

(In thousands)	2005	2004	2003
Total segment operating income	$101,698	$117,960	$113,173
Unallocated amounts:
Corporate expenses	(19,146)	(19,190)	(12,229)
Special charges	—	—	(7,303)
Interest expense, net	(39,153)	(30,843)	(29,663)

Consolidated income before income taxes	$43,399	$67,927	$63,978

Enterprise-wide Disclosures:

Net Sales by Geographic Region

(In thousands)	2005	2004	2003
United States	$1,234,267	$1,170,235	$1,084,184
Europe	119,954	83,368	70,202
Other	80,384	44,649	31,877

Consolidated total	$1,434,605	$1,298,252	$1,186,263

Revenues are attributed to countries based on the location of customers.

Gross sales to Wal-Mart and its subsidiaries represent approximately 16.9%, 19.3%, and 21.2% of our consolidated gross sales for fiscal 2005, 2004 and 2003, respectively. Sales to Wal-Mart and its subsidiaries were made by both the Sporting Goods and Activewear segments.

Property, Plant and Equipment by Geographic Region

(In thousands)	2005	2004
United States	$240,136	$264,320
Central America and Mexico	72,188	56,233
Europe	2,701	1,653
Other	696	684

Consolidated total	$315,721	$322,890

NOTE 10: DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

Our diluted weighted-average common shares outstanding are calculated as follows:

	2005	2004	2003
Basic weighted-average common shares outstanding	33,057,179	32,668,376	32,376,617
Net common shares underlying unissued restricted stock and issuable on exercise of dilutive stock options	236,721	229,183	349,855

Diluted weighted-average common shares outstanding	33,293,900	32,897,559	32,726,472

Options to purchase 1.5 million, 1.7 million and 2.0 million shares of our common stock were excluded from the computation of diluted weighted-average common shares outstanding for the years ended December 31, 2005, January 1, 2005 and January 3, 2004, respectively, because the exercise prices of the options exceeded the average market price.

NOTE 11: SUMMARY OF QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of unaudited quarterly results of operations (in thousands, except per share data):

Year ended December 31, 2005	Quarter ended
	April 3	July 3	Oct. 2	Dec. 31(1)
Net sales	$313,242	$342,099	$424,632	$354,631
Gross profit	85,891	90,204	117,392	100,081
Net income	2,182	4,664	15,760	11,825
Net income per common share:
Basic	$0.07	$0.14	$0.48	$0.37
Diluted	$0.07	$0.14	$0.47	$0.36

Year ended January 1, 2005	Quarter ended
	April 4	July 4	Oct. 3	Jan. 1
Net sales	$251,793	$289,771	$422,656	$334,032
Gross profit	64,633	80,345	121,803	97,099
Net income	531	10,162	26,938	10,305
Net income per common share:
Basic	$0.02	$0.31	$0.82	$0.32
Diluted	$0.02	$0.31	$0.82	$0.31

(1)	Fourth quarter of 2005 includes an income tax benefit of approximately $1,803, or $0.5 per diluted share, from the one-time resolution of certain tax matters relating to previous years. The fourth quarter effective tax rate was also positively affected from a shift in income to lower taxing jurisdictions (primarily foreign countries).

NOTE 12: OTHER ASSETS

Other assets are summarized as follows:

(In thousands)	2005	2004
Goodwill	$101,972	$98,695
Other intangibles	138,495	137,870
Debt issuance costs	16,396	16,967

	256,863	253,532
Less accumulated amortization	(20,472)	(14,758)

	236,391	238,774
Investments (trading portfolio)	11,082	10,531
Investments in and advances to unconsolidated entities	2,512	2,838
Other	2,497	1,658

	$252,482	$253,801

The changes in the carrying amount of goodwill by reportable segment are as follows:

(In thousands)	Sporting Goods	Activewear
Balance at January 3, 2004	$24,652	$17,272
Goodwill acquired during the year	59,546	—
Other	(2,763)	(12)

Balance at January 1, 2005	81,435	17,260
Goodwill acquired during the year	—	1,846
Other	1,420	11

Balance at December 31, 2005	$82,855	$19,117

Other intangibles are made up of the following:

(In thousands)	December 31, 2005		January 1, 2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Patents and technology	$8,640	$(1,953)	$8,405	$(673)
Customer relationships	17,003	(1,308)	17,003	—
Trademarks	7,063	(2,043)	6,755	(1,679)
License agreements	3,823	(620)	3,823	(273)
Other	559	(559)	559	(366)

Total amortized intangible assets	37,088	(6,483)	36,545	(2,991)

Unamortized intangible assets:
Trademarks	88,054	—	88,054	—
License agreements	12,675	(396)	12,675	(396)
Other	678	—	596	—

Total unamortized intangible assets	101,407	(396)	101,325	(396)

Total intangible assets	$138,495	$(6,879)	$137,870	$(3,387)

The amortization expense for the year ended December 31, 2005, January 1, 2005 and January 3, 2004 was $3.5 million, $1.4 million and $0.8 million, respectively. The estimated amortization expense for the next five years is as follows:

(in millions)	Amortization Expense
2006	$3.3
2007	3.3
2008	3.3
2009	2.6
2010	2.5

Investments in and advances to unconsolidated entities accounted for under the equity method were $2.5 million and $2.8 million at December 31, 2005 and January 1, 2005, respectively; while our equity in earnings were $0.3 million in 2005, $0.5 million in 2004 and $3.4 million in 2003. The change in equity in earnings from 2003 to 2004 is the result of the consolidation of Frontier Yarns in 2004, which we accounted for under the equity method in 2003.

NOTE 13: ACQUISITIONS

On June 15, 2004, we acquired the net assets of AAI for approximately $13 million. Founded in 1954, AAI manufactures a variety of products including basketball and volleyball equipment, athletic mats and gymnastics apparatus under a variety of brands, including American Athletic and BPI. AAI markets these products to high schools, universities, professional teams, and athletic clubs globally.

On July 19, 2004, we acquired the net assets of Huffy Sports, a division of Huffy Corporation, for approximately $30 million. Huffy Sports sells basketball equipment, including backboards and inflatable balls under the Huffy Sports®, Sure Shot® and Hydra Rib® brands. Huffy Sports has held a license (which was assigned to us as part of the acquisition) with the National Basketball Association (“NBA”) for use of the NBA league and team logos for nearly a quarter century. Huffy Sports also licenses the NCAA® mark and has been the official supplier to the NCAA’s Final Four Championship for 14 of the last 27 years.

On December 30, 2004, we acquired all of the issued and outstanding capital stock of Brooks for $115.0 million in cash. Brooks is a provider of performance athletic footwear, apparel and accessories to running enthusiasts worldwide. Brooks’ products are sold predominately through specialty running stores and other retail outlets specializing in high quality, performance running products. In 2005, we completed our evaluation of the Brooks acquisition and recorded immaterial adjustments to goodwill. Approximately $46.0 million of the goodwill added in 2004 is non-deductible for income tax purposes.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition.

(In thousands)	2004
Tangible assets	$70,564

Intangible assets not subject to amortization - registered trademarks	51,326

Intangible assets subject to amortization
(weighted-average useful life: 2004 - 11.5 years):
Customer relationships (weighted-average useful life: 2004 - 13.0 years)	17,003
Patents and technology (weighted-average useful life: 2004 – 7.1 years)	5,135
License agreements (weighted-average useful life: 2004 - 10.0 years)	1,755
Other (weighted - average useful life: 2004 - 2.4 years)	—

23,893
Goodwill	59,546

205,329
Liabilities assumed	(48,928)

Net assets acquired	$156,401

The above acquisitions were accounted for using the purchase method of accounting, and the purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed on the basis of their respective fair values on the date of acquisition. The financial results have been included in the consolidated financial statements of the Company from the date of acquisition.

NOTE 14: RELATED PARTY TRANSACTIONS

With the consolidation of Frontier Yarns on April 3, 2004, we have deemed our joint venture partner Frontier Spinning Mills, Inc. (“Frontier Spinning”) to be a related party. We obtain the majority of our yarn needs from Frontier Yarns and Frontier Spinning. In 2005 and 2004, we purchased approximately $56.7 million and $41.8 million of yarn from Frontier Spinning, respectively. At December 31, 2005 and January 1, 2005, we had an outstanding payable to them of approximately $20.4 million and $15.3 million, respectively. In addition to providing yarn, Frontier Spinning provides certain management and accounting services to Frontier Yarns pursuant to the joint venture operating agreement. In 2005 and 2004, we paid $1.5 million to Frontier Spinning for such services.

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

In 1999, City View Associates, LLC was formed as a 50/50 joint venture between us and an unrelated party for the purpose of constructing, operating and leasing the office known as City View in Atlanta, Georgia. We leased office space in City View and paid rent to the joint venture of approximately $2.5 million in 2005, 2004 and 2003.

NOTE 15: SUBSEQUENT EVENTS

In January 2006, the Company announced a major restructuring that includes a number of initiatives developed to improve the Company’s long-term competitiveness. The pre-tax cost is expected to be $60 to $80 million over the next 2 to 3 years with projected annualized pre-tax cost savings of $35 to $40 million. The restructuring will focus on the continued shift offshore of textile/apparel manufacturing operations, the completion of operational changes to Huffy Sports’ backboard business and significant reductions in sales, marketing, and administrative costs. These plans will impact approximately 2,300 positions globally, including 1,700 in the U.S., of which approximately 1,200 will eventually be replaced in Honduras and Mexico. The restructuring will be combined with focused marketing efforts, improved asset utilization and efficiency improvements which are expected to lead to increased sales, higher margins, and improved profitability. As part of these plans, the Company announced a change in its retirement program. Effective April 1, 2006, the Company will freeze the current defined benefit plan and significantly improve the 401(k) employee savings plan.

NOTE 16: CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Russell Corporation

Condensed Consolidated Balance Sheets

December 31, 2005

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$1,214	$11,024	$30,554	$—	$42,792
Trade accounts receivables, net	(1,439)	201,991	43,736	(13,761)	230,527
Inventories	290,579	57,760	91,979	—	440,318
Prepaid expenses and other current assets	22,895	7,119	1,668	(2,211)	29,471

Total current assets	313,249	277,894	167,937	(15,972)	743,108
Property, plant, and equipment, net	191,310	30,191	94,220	—	315,721
Investment in subsidiaries	1,413,429	122	52	(1,413,603)	—
Intercompany balances	(784,104)	797,801	(13,697)	—	—
Other assets	64,325	173,947	14,677	(467)	252,482

	$1,198,209	$1,279,955	$263,189	$(1,430,042)	$1,311,311

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$152,719	$43,079	$40,736	$(15,972)	$220,562
Short-term debt	—	—	2,689	—	2,689
Current maturities of long-term debt	—	—	2,067	—	2,067

Total current liabilities	152,719	43,079	45,492	(15,972)	225,318
Long-term debt, less current maturities	392,257	—	6,540	—	398,797
Deferred liabilities	49,153	31,330	2,633	—	83,116
Non-controlling interests	15,242	—	—	—	15,242
Stockholders’ equity	588,838	1,205,546	208,524	(1,414,070)	588,838

	$1,198,209	$1,279,955	$263,189	$(1,430,042)	$1,311,311

Russell Corporation

Condensed Consolidated Statements of Income

For the year ended December 31, 2005

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,308,997	$281,390	$723,091	$(878,873)	$1,434,605
Cost of goods sold	1,053,925	216,045	646,611	(875,544)	1,041,037

Gross profit	255,072	65,345	76,480	(3,329)	393,568
Selling, general and administrative expenses	170,010	98,823	42,237	—	311,070
Other-net	152,925	(151,476)	(3,323)	—	(1,874)

Operating income	(67,863)	117,998	37,566	(3,329)	84,372
Interest expense (income) – net	81,231	(43,628)	1,550	—	39,153
Non-controlling interests	1,820	—	—	—	1,820

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(150,914)	161,626	36,016	(3,329)	43,399
Provision (benefit) for income taxes	(48,611)	54,746	2,834	—	8,969
Equity in earnings of consolidated subsidiaries, net of income taxes	(136,733)	—	—	136,733	—

Net income (loss)	$34,430	$106,880	$33,182	$(140,062)	$34,430

Russell Corporation

Condensed Consolidated Statements of Cash Flows

For the year ended December 31, 2005

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(125,188)	$257,703	$(85,499)	$—	$47,016
Investing Activities
Purchase of property, plant and equipment	(17,076)	(3,214)	(22,181)	—	(42,471)
Investment in and advances to subsidiaries	114,251	(250,021)	135,770	—	—
Cash paid for acquisitions, joint ventures and other	4,441	(1,039)	(2,371)	—	1,031
Proceeds from sale of property, plant and equipment	880	2,001	115	—	2,996
Other	(46)	—	—	—	(46)

Net cash (used in) provided by investing activities	102,450	(252,273)	111,333	—	(38,490)
Financing Activities
Borrowings (Payments) on credit facility – net	22,170	—	(3,733)	—	18,437
Borrowings on short-term debt	—	—	(12,839)	—	(12,839)
Dividends on common stock	(5,271)	—	—	—	(5,271)
Treasury stock re-issued	5,057	—	—	—	5,057
Cost of common stock for treasury	(708)	—	—	—	(708)

Net cash (used in) provided by financing activities	21,248	—	(16,572)	—	4,676
Effect of exchange rate changes on cash	—	—	(226)	—	(226)

Net increase (decrease) in cash	(1,490)	5,430	9,036	—	12,976
Cash balance at beginning of year	2,554	5,594	21,668	—	29,816

Cash balance at end of year	$1,064	$11,024	$30,704	$—	$42,792

Russell Corporation

Condensed Consolidated Balance Sheets

January 1, 2005

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$2,554	$5,594	$21,668	$—	$29,816
Trade accounts receivables, net	(2,177)	186,294	59,629	(31,683)	212,063
Inventories	272,396	59,678	79,627	—	411,701
Prepaid expenses and other current assets	32,796	7,334	578	(16,870)	23,838

Total current assets	305,569	258,900	161,502	(48,553)	677,418
Property, plant, and equipment, net	209,928	36,372	76,590	—	322,890
Investment in subsidiaries	1,243,104	195	—	(1,243,299)	—
Intercompany balances	(679,171)	701,970	(22,799)	—	—
Other assets	70,602	171,476	11,723	—	253,801

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$153,446	$40,405	$49,178	$(48,553)	$194,476
Short-term debt	—	—	18,190	—	18,190
Current maturities of long-term debt	5,016	—	1,922	—	6,938

Total current liabilities	158,462	40,405	69,290	(48,553)	219,604
Long-term debt, less current maturities	365,083	—	7,838	—	372,921
Deferred liabilities	49,540	30,002	5,095	—	84,637
Non-controlling interests	14,096	—	—	—	14,096
Stockholders’ equity	562,851	1,098,506	144,793	(1,243,299)	562,851

	$1,150,032	$1,168,913	$227,016	$(1,291,852)	$1,254,109

Russell Corporation

Condensed Consolidated Statements of Income

For the year ended January 1, 2005

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$1,073,513	$174,552	$387,951	$(337,764)	$1,298,252
Cost of goods sold	801,524	132,993	333,924	(334,069)	934,372

Gross profit	271,989	41,559	54,027	(3,695)	363,880
Selling, general and administrative expenses	176,058	61,536	32,711	—	270,305
Other-net	128,141	(133,078)	(2,279)	—	(7,216)

Operating income	(32,210)	113,101	23,595	(3,695)	100,791
Interest expense (income) – net	28,361	1,364	1,118	—	30,843
Non-controlling interests	2,021	—	—	—	2,021

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(62,592)	111,737	22,477	(3,695)	67,927
Provision (benefit) for income taxes	(24,914)	42,076	2,829	—	19,991
Equity in earnings of consolidated subsidiaries, net of income taxes	85,614	—	—	(85,614)	—

Net income (loss)	$47,936	$69,661	$19,648	$(89,309)	$47,936

Russell Corporation

Condensed Consolidated Statements of Cash Flows

For the year ended January 1, 2005

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$259,243	$(101,773)	$(76,181)	$—	$81,289

Investing Activities
Purchase of property, plant and equipment	(12,277)	(1,898)	(21,319)	—	(35,494)
Investment in and advances to subsidiaries	(190,580)	91,071	99,509	—	—
Cash paid for acquisitions, joint ventures and other	(158,370)	—	—	—	(158,370)
Proceeds from sale of property, plant and equipment	11,115	2,354	228	—	13,697
Other	1,769	—	—	—	1,769

Net cash (used in) provided by investing activities	(348,343)	91,527	78,418	—	(178,398)

Financing Activities
Borrowings (payments) on credit facility – net	92,697	—	(1,390)	—	91,307
Borrowings on short-term debt	—	—	9,692	—	9,692
Debt issuance and amendment costs paid	—	—	—	—	—
Dividends on common stock	(5,216)	—	—	—	(5,216)
Treasury stock re-issued	3,839	—	—	—	3,839
Cost of common stock for treasury	(80)	—	—	—	(80)

Net cash provided by financing activities	91,240	—	8,302	—	99,542
Effect of exchange rate changes on cash	—	—	(592)	—	(592)

Net increase (decrease) in cash	2,140	(10,246)	9,947	—	1,841
Increase in cash from consolidating Frontier Yarns	—	—	7,859	—	7,859
Cash balance at beginning of year	414	15,840	3,862	—	20,116

Cash balance at end of year	$2,554	$5,594	$21,668	$—	$29,816

Russell Corporation

Condensed Consolidated Statements of Income

For the year ended January 3, 2004

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$935,225	$155,006	$149,984	$(53,952)	$1,186,263
Cost of goods sold	658,107	116,273	120,511	(52,764)	842,127

Gross profit	277,118	38,733	29,473	(1,188)	344,136
Selling, general and administrative expenses	163,534	58,884	24,494	—	246,912
Other-net	102,433	(100,058)	2,396	(1,188)	3,583

Operating income	11,151	79,907	2,583	—	93,641
Interest expense (income) – net	57,776	(28,244)	131	—	29,663

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(46,625)	108,151	2,452	—	63,978
Provision (benefit) for income taxes	(30,622)	49,434	2,127	—	20,939
Equity in earnings of consolidated subsidiaries, net of income taxes	59,042	—	—	(59,042)	—

Net income (loss)	$43,039	$58,717	$325	$(59,042)	$43,039

Russell Corporation

Condensed Consolidated Statements of Cash Flows

For the year ended January 3, 2004

(In thousands)	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by operating activities	$45,055	$11,883	$1,018	$—	$57,956

Investing Activities
Purchase of property, plant and equipment	(24,385)	(8,623)	(5,633)	—	(38,641)
Investment in and advances to subsidiaries	702	(1,987)	1,285	—	—
Cash paid for acquisitions, joint ventures and other	(86,691)	—	—	—	(86,691)
Proceeds from sale of property, plant and equipment	8,203	6,465	97	—	14,765
Other	678	—	—	—	678

Net cash used in investing activities	(101,493)	(4,145)	(4,251)	—	(109,889)

Financing Activities
Borrowings on credit facility – net	7,355	—	—	—	7,355
Payments on short-term debt	—	—	(3,582)	—	(3,582)
Debt issuance and amendment costs paid	(468)	—	—	—	(468)
Dividends on common stock	(5,177)	—	—	—	(5,177)
Treasury stock re-issued	5,644	—	—	—	5,644
Cost of common stock for treasury	(1,457)	—	—	—	(1,457)

Net cash provided by (used in) financing activities	5,897	—	(3,582)	—	2,315
Effect of exchange rate changes on cash	—	—	1,115	—	1,115

Net (decrease) increase in cash	(50,541)	7,738	(5,700)	—	(48,503)
Cash balance at beginning of year	50,955	8,102	9,562	—	68,619

Cash balance at end of year	$414	$15,840	$3,862	$—	$20,116

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Russell Corporation

We have audited the accompanying consolidated balance sheets of Russell Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three fiscal years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Russell Corporation at December 31, 2005 and January 1, 2005, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As described in Note 1, effective April 4, 2004 the Company began consolidating Frontier Yarns LLC in accordance with the provisions of FASB Interpretation No. 46, Consolidation of Variable Interest Entities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Russell Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2006

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file under the Securities Exchange Act of 1934, as amended (Exchange Act), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and to ensure that such information is accumulated and communicated to our management, including our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer as appropriate, to allow timely decisions regarding disclosure. As of December 31, 2005, the end of the period covered by this report, we evaluated, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer, the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chairman and Chief Executive Officer and Senior Vice President, Chief Financial Officer concluded that, as of December 31, 2005, our disclosure controls and procedures are effective.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005. In making this assessment, the Company used the criteria set forth in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this assessment, the Company’s management believes that, as of December 31, 2005, the Company’s internal control over financial reporting is effective.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, has been audited by the Company’s independent registered public accounting firm, and that firm’s attestation report follows this report.

Report of Independent Registered Public Accounting Firm on Internal Control over Financial Reporting

The Board of Directors and Stockholders

Russell Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that Russell Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Russell Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Russell Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Russell Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Russell Corporation as of December 31, 2005 and January 1, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 of Russell Corporation and our report dated March 10, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Atlanta, Georgia

March 10, 2006

Changes in Internal Control

During the fiscal quarter ended December 31, 2005, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Identification of Directors and Executive Officers

(a) “Election of Directors” from the Proxy Statement is incorporated herein by reference.

Additional executive officers who are not directors are as follows:

Name	Age	Officer Since	Position
Julio A. Barea	58	2003	Senior Vice President/President and Chief Executive Officer, Activewear

Edsel W. Flowers	50	2003	Senior Vice President, Human Resources

Floyd G. Hoffman	63	1999	Senior Vice President, Corporate Development, General Counsel and Secretary

Robert D. Koney, Jr.	49	2004	Senior Vice President and Chief Financial Officer

Victoria W. Beck	51	2005	Vice President and Corporate Controller

Calvin S. Johnston	44	2005	Vice President/Chief Executive Officer, Russell Athletic

James M. Weber	46	2006	Vice President/President and Chief Executive Officer, Brooks Sports

Marietta Edmunds Zakas	47	2005	Vice President, Business Development and Treasurer

Mr. Barea was employed by Russell in 2003, as Senior Vice President/President and Chief Executive Officer, Activewear. Prior to joining Russell, Mr. Barea was a consultant to Sara Lee Corporation from 2001 through 2003. Prior to that time, he was with Sara Lee Corporation’s knit products division for approximately 20 years in various positions, most recently as Vice President of Sara Lee Corporation and Chief Executive Officer of their Latin American Branded Apparel Unit.

Mr. Flowers joined Russell in 2003, as Senior Vice President, Human Resources. Prior to joining Russell, he was a Global Vice President of Merisant Corporation, a manufacturer and marketer of tabletop sweetener products, for 3 years and spent 8 years in various senior level human resources positions at Monsanto Company, most recently as Vice President, Strategic Staffing and Vice President Human Resources for the Agricultural Sector.

Mr. Hoffman was employed by Russell as Senior Vice President, General Counsel and Secretary in 1999, and assumed additional responsibility as Senior Vice President, Corporate Development in 2000. Prior to joining Russell, he was Vice President-General Counsel and Secretary for OSI Industries, Inc., from 1996 to 1999. Prior to that, he was Vice President-Deputy General Counsel and Assistant Secretary for Sara Lee Corporation.

Mr. Koney joined Russell as Senior Vice President and Chief Financial Officer in 2004. Prior to that time, he was employed by Goodrich Corporation, a publicly held company that is a supplier of systems and services to the aerospace and defense industries, for 18 years, serving most recently as Vice President, Controller and Chief Accounting Officer from 1998 to 2004. Prior to joining Goodrich, Mr. Koney was manager of federal taxation with Picker International for 4 years and a senior tax accountant.

Ms. Beck, a certified public accountant, was employed by Russell as Vice President, Corporate Controller in June 2005. Prior to joining Russell, she served as Executive Vice President and Chief Accounting Officer for HealthTronics Surgical Services, Inc. (now HealthTronics, Inc.), a publicly held company that provides non-invasive surgery for urologic and orthopedic conditions and manufactures, markets and distributes medical equipment, from 2001 to 2005. She joined HealthTronics in 1997, serving as its Chief Financial Officer until 2001.

Mr. Johnston was appointed Vice President/Chief Executive Officer, Russell Athletic Group in 2005. His affiliation with Russell began in 2000, when he was employed as President and Managing Director for Russell Europe, Ltd. Prior to joining Russell, he worked in the athletic apparel and equipment industry as Vice President and General Manager for Zebco Sports Europe Ltd. (a division of Brunswick Corporation) from 1998 to 2000, Director of International Marketing for Rollerblade, Inc. (a division of Benetton Sportsystems) from 1996-1998, and in various sales and marketing positions for Helene Curtis Industries (a division of Unilever) from 1986 to 1996.

Mr. Weber was elected as a Vice President of Russell in February 2006. He has served since April 2001 as President and Chief Executive Officer of Brooks Sports, Inc., a designer and marketer of athletic footwear, apparel and accessories, which was acquired by Russell in December 2004. Prior to joining Brooks, Mr. Weber served as Managing Director of U.S. Bancorp Piper Jaffray in its Seattle Investment Banking office from May 1999 to April 2001. Beginning in 1996, Mr. Weber was Chairman and Chief Executive Officer of Sims Sports, Inc., a leading action sports company. Prior to that time, he served in a variety of executive positions for The Coleman Company, Inc. and O’Brien International, Inc.

Ms. Zakas joined Russell in 2002 as Vice President and Treasurer after having consulted for the Company for a period of time, and was appointed Vice President, Business Development and Treasurer in September 2005. Prior to joining Russell, she spent seven years with Equifax Inc., where she served as Corporate Vice President, Director of Investor Relations and Corporate Secretary from 1996 to 2000, Corporate Treasurer from 1995 to 1996, and Director of Investor Relations and Executive Assistant to the Chairman and Chief Executive Officer from 1993-1995.

All executive officers and all other officers of the Company were elected or re-elected to their positions at the Board of Directors meeting on February 15, 2006.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

(a)	“Principal Stockholders” from the Proxy Statement is incorporated herein by reference.

(b)	Information concerning security ownership of management from the Proxy Statement under the caption “Security Ownership of Executive Officers and Directors” is incorporated herein by reference.

(c)	There are no arrangements known to the registrant the operation of which may at a subsequent date result in a change in control of the registrant.

Securities Authorized for Issuance Under Equity Compensation Plans

PLAN CATEGORY	NUMBER OF SECURITIES TO BE ISSUED UPON EXERCISE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (a)	WEIGHTED-AVERAGE EXERCISE PRICE OF OUTSTANDING OPTIONS, WARRANTS AND RIGHTS (b)	NUMBER OF SECURITIES REMAINING AVAILABLE FOR FUTURE ISSUANCE UNDER EQUITY COMPENSATION PLANS (EXCLUDING SECURITIES REFLECTED IN COLUMN (a)) (c)
EQUITY COMPENSATION PLANS APPROVED BY SECURITY HOLDERS	2,303,094	$20.90	3,382,292	(1)
EQUITY COMPENSATION PLANS NOT APPROVED BY SECURITY HOLDERS	546,258	$15.74	214,731	(2)

TOTAL	2,849,352	$19.91	3,597,023

(1)	Of this number of shares, 472,256, 2,607,906 and 302,130 are reserved for issuance under the 2000 Employee Stock Purchase Plan, Executive Incentive Plan and the 2000 Non-Employee Directors’ Compensation Plan, respectively. Both the Executive Incentive Plan and the 2000 Non-Employee Directors’ Compensation Plan permit grants of several forms of equity securities in addition to options, warrants or rights. See Note 7 of “Notes to Consolidated Financial Statements” in Part II, Item 8 of this Annual Report on Form 10-K.
(2)	These shares are reserved for issuance under the Russell Corporation 2000 Stock Option Plan (the “2000 Option Plan”). The 2000 Option Plan was adopted by the Board of Directors as an incentive compensation plan that gives us broad discretion to grant awards, and develop the terms of such awards, to any employee or consultant of the Company. Approval of the 2000 Option Plan by security holders was not required under applicable regulations. The 2000 Option Plan permits the issuance of awards in a variety of forms, including: (a) incentive stock options; (b) non-qualified stock options; (c) reload stock options; (d) restricted shares; (e) bonus shares; (f) deferred shares; (g) freestanding stock appreciation rights; (h) tandem stock appreciation rights; (i) performance units; and (j) performance shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

“Transactions with Management and Others and Certain Business Relationships” from the Proxy Statement is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information under the heading “Audit Fees and All Other Fees” from the Proxy Statement is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	List of Documents filed as part of this Report:

(1)	Financial Statements

All financial statements of the registrant as set forth under Item 8 of this Report on Form 10-K

(2)	Financial Statement Schedule

Schedule Number	Description	Page Number
II	Valuation and Qualifying Accounts	74

All other financial statements and schedules not listed have been omitted since the required information is included in the consolidated financial statements or the notes thereto, or is not applicable or required.

(3)	Exhibits (numbered in accordance with Item 601 of Regulation S-K)

(2a)	Agreement and Plan of Merger dated as of January 30, 2004 by and between Russell Corporation, an Alabama corporation, and Russell Corporation, a Delaware corporation	Exhibit (2) to Annual Report on Form 10-K for year ended January 3, 2004

(2b)	Agreement and Plan of Reorganization, dated as of December 14, 2004, by and among Brooks Sports, Inc., the Principal Shareholders named therein, Russell Corporation and ADR Acquisition Corporation, along with Amendment Nos. 1 and 2 thereto, dated as of December 16 and December 23, 2004, respectively. Filed without exhibits and schedules. The registrant agrees to furnish a copy of any such exhibit or schedule to the Securities and Exchange Commission upon request.	Exhibit 2.1 to Current Report on Form 8-K filed January 5, 2005

(3a)	Restated Certificate of Incorporation of Russell Corporation, a Delaware corporation, effective April 27, 2005	Exhibit 3.1 to Form 8-K dated April 27, 2005

(3b)	Amended and Restated By-Laws of Russell Corporation, a Delaware corporation, effective April 27, 2005	Exhibit 3.2 to Form 8-K dated April 27, 2005

(3c)	Certificate of Designation of Series A Junior Participating Preferred Stock of Russell Corporation, effective April 27, 2005	Exhibit 3.3 to Form 8-K dated April 27, 2005

(4a)	Rights Agreement dated as of September 15, 1999 between the Company and SunTrust Bank, Atlanta, Georgia	Exhibit 4.1 to Current Report on Form 8-K filed on September 17, 1999

(4b)	Amendment to Rights Agreement, dated as of April 27, 2005	Exhibit 4 to Form 10-Q filed on May 11, 2005

(4c)	Loan and Security Agreement dated as of April 18, 2002 relating to the Company’s $300,000,000 Revolving Credit Facility [1]	Exhibit 4.1 to Quarterly Report on Form 10-Q filed on May 15, 2002

[1]	Portions of the Loan and Security Agreement have been omitted pursuant to a request for confidential treatment approved by the Securities and Exchange Commission (“SEC”). The omitted material has been filed separately with the SEC.

(4d)	Amendment No. 1 to Loan and Security Agreement dated as of March 11, 2003 relating to the Company’s $300,000,000 Revolving Credit Facility	Exhibit (4c) to Annual Report on Form 10-K for year ended January 4, 2003

(4e)	Amendment No. 2 to Loan and Security Agreement dated as of June 14, 2004 relating to the Company’s $300,000,000 Revolving Credit Facility	*

(4f)	Indenture dated as of April 18, 2002 relating to the Company’s 9.25% Senior Notes due 2010	Exhibit 4.2 to Quarterly Report on Form 10-Q filed May 15, 2002

(4g)	First Supplemental Indenture and Subsidiary Guarantee relating to the Company’s 9.25% Senior Notes due 2010	*

(4h)	Second Supplemental Indenture relating to the Company’s 9.25% Senior Notes due 2010	*

(4i)	Registration Rights Agreement effective as of January 31, 2005	Exhibit (4e) to Annual Report on Form 10-K for year ended January 1, 2005

(10a)	Russell Corporation 1997 Non-Employee Directors’ Stock Grant, Stock Option and Deferred Compensation Plan	Exhibit (10f) to Annual Report on Form 10-K for year ended January 2, 1999

(10b)	Executive Incentive Plan	Appendix B to Proxy Statement dated March 16, 2000

(10c)	Russell Corporation Amended and Restated Flexible Deferral Plan	Exhibit (10d) to Annual Report on Form 10-K for year ended January 4, 2003

(10d)	First Amendment to the Russell Corporation Flexible Deferral Plan	Exhibit (10d) to Annual Report on Form 10-K for year ended January 1, 2004

(10e)	Second Amendment to the Russell Corporation Flexible Deferral Plan	Exhibit (10e) to Annual Report on Form 10-K for year ended January 1, 2004

(10f)	Third Amendment to the Russell Corporation Flexible Deferral Plan	*

(10g)	Russell Corporation 2000 Stock Option Plan	Exhibit 4(k) to Registration Statement No. 333-30238

(10h)	Russell Corporation Employee Stock Purchase Plan	Exhibit 4(k) to Registration Statement No. 333-30236

(10i)	Amendment No. 1 to the Russell Corporation Employee Stock Purchase Plan	Exhibit (10i) to Annual Report on Form 10-K for year ended December 29, 2001

(10j)	Russell Corporation 2000 Non-Employee Directors’ Compensation Plan	Exhibit 4(m) to Registration Statement No. 333-55340

(10k)	First Amendment to the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan dated December 11, 2002	Exhibit (10i) to Annual Report on Form 10-K for year ended January 4, 2003

(10l)	Second Amendment to the Russell Corporation 2000 Non-Employee Directors’ Compensation Plan dated February 10, 2004	Exhibit (10j) to Annual Report on Form 10-K for year ended January 3, 2004

(10m)	Amended and Restated Executive Deferred Compensation and Buyout Plan dated April 1, 2001, by and between the Company and John F. Ward	Exhibit (10n) to Annual Report on Form 10-K for year ended December 30, 2000

*	Filed electronically herewith.

(10n)	Amended and Restated Employment Agreement, dated and effective October 18, 2005, between Russell Corporation and John F. Ward	Exhibit 10.1 to Form 8-K dated October 18, 2005

(10o)	Amended and Restated Employment Agreement dated as of November 20, 2002 by and between the Company and Jonathan R. Letzler	Exhibit (10l) to Annual Report on Form 10-K for year ended January 4, 2003

(10p)	Russell Corporation Amended and Restated Supplemental Executive Retirement Plan dated January 1, 2002	Exhibit (10m) to Annual Report on Form 10-K for year ended January 4, 2003

(10q)	First Amendment to the Russell Corporation Supplemental Executive Retirement Plan	Exhibit (10a) to Quarterly Report on Form 10-Q filed August 12, 2004

(10r)	Second Amendment to the Russell Corporation Supplemental Executive Retirement Plan	Exhibit (10r) to Annual Report on Form 10-K for year ended January 1, 2004

(10s)	Supply Agreement dated as of December 28, 2001 by and between the Company and Frontier Yarns, LLC and Frontier Spinning Mills, Inc. [2]	Exhibit (10p) to Annual Report on Form 10-K for year ended December 29, 2001

(10t)	Russell Corporation Amended and Restated Supplemental Retirement Benefit Plan dated January 1, 2002	Exhibit (10o) to Annual Report on Form 10-K for year ended January 4, 2003

(10u)	Employment Agreement dated as of January 17, 1999 by and between the Company and Floyd G. Hoffman	Exhibit (10q) to Annual Report on Form 10-K for year ended January 4, 2003

(10v)	Employment Agreement dated as of October 24, 2003 by and between the Company and Julio A. Barea	Exhibit (10w) to Annual Report on Form 10-K for year ended January 1, 2004

(10w)	Employment Agreement, dated as of August 25, 2004, between the Company and Robert D. Koney, Jr.	Exhibit (10b) to Quarterly Report on Form 10-Q filed November 12, 2004

(10x)	Form of Change of Control Agreement with Julio A. Barea, Floyd G. Hoffman and Robert D. Koney, Jr.	Exhibit (10r) to Annual Report on Form 10-K for year ended January 4, 2003

(10y)	Separation Agreement and General Release, dated November 10, 2005 between Jonathon R. Letzler and Russell Corporation	Exhibit (10a) to Quarterly Report on Form 10-Q filed November 14, 2005

(10z)	Employment Agreement, dated March 4, 2005, between Russell Corporation and Calvin S. Johnston	*

(10aa)	Change of Control Agreement with Calvin S. Johnston	*

(14)	Code of Ethics	Exhibit (14) to Annual Report on Form 10-K for year ended January 3, 2004

(21)	List of Subsidiaries	*

(23)	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	*

(24)	Powers of Attorney	*

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification	*

(31b)	Rule 13-a-14(a)/15d-14(a) CFO Certification	*

(32)	Section 1350 Certifications	*

[2]	Portions of the Supply Agreement have been omitted pursuant to a request for confidential treatment approved by the SEC. The omitted material has been filed separately with the SEC.
*	Filed electronically herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: March 15, 2006	/s/ John F. Ward
John F. Ward
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report is signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John F. Ward	Chairman and Chief Executive Officer	March 15, 2006
John F. Ward	(Director and Principal Executive Officer)	Date

/s/ Robert D. Koney, Jr.	Senior Vice President and	March 15, 2006
Robert D. Koney, Jr.	Chief Financial Officer	Date

(Principal Financial Officer)

/s/ Victoria W. Beck	Vice President, Corporate Controller	March 15, 2006
Victoria W. Beck	(Principal Accounting Officer)	Date

Herschel M. Bloom*	Director

Ronald G. Bruno*	Director

Arnold W. Donald*	Director

Rebecca C. Matthias*	Director

C.V. Nalley, III*	Director

Margaret M. Porter*	Director

Mary Jane Robertson*	Director

John R. Thomas*	Director

John A. White*	Director

A majority of the Board of Directors

* By:	/s/ Mary E. Moore
Mary E. Moore
As Attorney-in-Fact
March 15, 2006

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS RUSSELL CORPORATION AND SUBSIDIARIES

DESCRIPTION	BALANCE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES	ACQUISITIONS	DEDUCTIONS		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$6,588,712	$1,640,336	$—	$2,044,827	(1)	$6,184,221
Reserve for discounts and returns	11,394,941	26,916,196	—	30,606,239	(2)	7,704,898

TOTALS	$17,983,653	$28,556,532	$—	$32,651,066		$13,889,119

YEAR ENDED JANUARY 1, 2005
Allowance for doubtful accounts	$5,768,678	$1,680,395	$—	$860,361	(1)	$6,588,712
Reserve for discounts and returns	4,515,788	19,539,195	—	12,660,042	(2)	11,394,941

TOTALS	$10,284,466	$21,219,590	$—	$13,520,403		$17,983,653

YEAR ENDED JANUARY 3, 2004
Allowance for doubtful accounts	$18,050,384	$1,160,460	$438,658	$13,880,824	(1)	$5,768,678
Reserve for discounts and returns	4,904,050	11,820,210	464,842	12,673,314	(2)	4,515,788

TOTALS	$22,954,434	$12,980,670	$903,500	$26,554,138		$10,284,466

(1)	Uncollectible accounts written off, net of recoveries
(2)	Discounts and returns allowed customers during the year

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS RUSSELL CORPORATION AND SUBSIDIARIES

DESCRIPTION	RESERVE AT BEGINNING OF PERIOD	ADDITIONS CHARGED TO COSTS AND EXPENSES		ACQUISITIONS	DEDUCTIONS		BALANCE AT END OF PERIOD
YEAR ENDED DECEMBER 31, 2005
Asset impairment	$9,903,000	$—		$—	$9,355,000	(4)	$548,000
Employee terminations	30,000	3,211,000		—	3,241,000	(3)	—
Termination of certain licenses and contracts	152,000	—		—	152,000	(3)	—

TOTALS	$10,085,000	$3,211,000		$—	$9,537,000		$548,000

YEAR ENDED JANUARY 1, 2005
Asset impairment	$20,249,000	$—		$—	$10,346,000	(9)	$9,903,000
Employee terminations	2,793,000	—		—	2,763,000	(3)	30,000
Inventory losses including shipping and warehousing costs	25,000	—		—	25,000	(5)	—
Termination of certain licenses and contracts	245,000	—		—	93,000	(3)	152,000
Exit cost related to facilities	—	542,000		—	542,000	(3)	—
Other	556,000	—		—	556,000	(3)	—

TOTALS	$23,868,000	$542,000		$—	$14,325,000		$10,085,000

YEAR ENDED JANUARY 3, 2004
Asset impairment	$41,559,000	$3,090,000		$—	$24,400,000	(7)	$20,249,000
Employee terminations	640,000	4,482,000		—	2,329,000	(3)	2,793,000
Inventory losses including shipping and warehousing costs	37,000	—		—	12,000	(5)	25,000
Termination of certain licenses and contracts	395,000	528,000		—	678,000	(3)	245,000
Exit cost related to facilities	1,298,000	230,000		—	1,528,000	(6)	—
Other	—	573,000		—	17,000	(3)	556,000

TOTALS	$43,929,000	$8,903,000	(8)	$—	$28,964,000		$23,868,000

(3)	Represents cash paid and 100,000 treasury shares issued
(4)	Represents assets sold after write-down resulting in a net gain of $914,000
(5)	Represents assets sold after write-downs
(6)	Represents cash paid of $1,000,000 and an adjustment of $528,000 to reflect our best estimate of the ultimate settlement of this liability
(7)	Represents asset sold after write-downs and includes $1,072,000 of gains realized on the sale of assets held for sale at the beginning of 2003
(8)	This additional expense was partially offset by the adjustment noted at (6) along with the realized gains on asset sales discussed in (7)
(9)	Represents assets sold after write-down resulting in a net gain of $431,000