Form 10-Q
period 2006-04-02
RUSSELL CORP
filed 2006-05-12
CIK 85812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer  ☐    Accelerated filer  ☒    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☐    No  ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 10, 2006
Common Stock, Par Value $0.01 Per Share	33,263,145 shares (Excludes Treasury)

PART I. – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUSSELL CORPORATION

Condensed Consolidated Balance Sheets

(In Thousands Except Share and Per Share Amounts)

	April 2, 2006	December 31, 2005	April 3, 2005
	(Unaudited)	(Note 1) (As Adjusted (Note 3))	(Unaudited) (As Adjusted (Note 3))
ASSETS
Current assets:
Cash	$37,900	$42,792	$29,209
Trade accounts receivable, net	255,186	230,527	241,179
Inventories, net	437,992	400,562	404,745
Prepaid expenses and other current assets	21,499	23,574	19,607
Income tax receivable	9,924	5,897	14,252
Deferred income taxes	3,298	3,229	2,158

Total current assets	765,799	706,581	711,150

Property, plant and equipment, net	306,378	315,721	322,461
Other assets:
Goodwill, net	98,045	97,987	95,496
Trademarks, net	92,981	93,074	93,433
Other	60,504	61,421	63,331

	251,530	252,482	252,260

	$1,323,707	$1,274,784	$1,285,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Trade accounts payable	$110,058	$116,948	$92,353
Accrued salaries and fringes	31,357	31,802	30,047
Accrued rebates	14,340	23,031	11,490
Other accrued expenses	38,626	35,494	42,366
Short-term debt	6,920	2,689	20,359
Current maturities of long-term debt	2,116	2,067	6,990

Total current liabilities	203,417	212,031	203,605

Long-term debt, less current maturities	465,168	398,797	438,901

Deferred liabilities:
Income taxes	7,403	10,681	19,358
Pension and other	73,790	72,435	66,500

	81,193	83,116	85,858

Non-controlling interests	15,706	15,242	14,742

Commitments and contingencies	—	—	—

Stockholders’ equity:
Common stock, par value $0.01 per share; authorized 150,000,000 shares; issued 41,419,958 shares	414	414	414
Paid-in capital	34,101	35,833	40,206
Retained earnings	753,633	761,718	731,973
Treasury stock (8,229,089 shares at 4/2/06, 8,290,696 shares at 12/31/05 and 8,547,813 shares at 4/3/05)	(188,114)	(190,212)	(198,169)
Accumulated other comprehensive loss	(41,811)	(42,155)	(31,659)

	558,223	565,598	542,765

	$1,323,707	$1,274,784	$1,285,871

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Income

(In Thousands Except Share and Per Share Amounts)

(Unaudited)

	13 Weeks Ended
	April 2, 2006	April 3, 2005
		(As Adjusted (Note 3))
Net sales	$310,191	$313,242
Cost of goods sold	238,719	228,393

Gross profit	71,472	84,849

Selling, general and administrative expenses	74,315	73,517
Other income, net	(373)	(325)

Operating income (loss)	(2,470)	11,657
Interest expense, net	9,769	8,889
Earnings of non-controlling interests	464	674

Income (loss) before income taxes	(12,703)	2,094
Income tax benefit	5,686	546

Net income (loss)	$(7,017)	$2,640

Weighted-average common shares outstanding:
Basic	33,385,391	32,856,924
Diluted	33,385,391	33,195,681

Net income (loss) per common share:
Basic	$(0.21)	$0.08
Diluted	$(0.21)	$0.08

Cash dividends per common share	$0.04	$0.04

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In Thousands)

	13 Weeks Ended
	April 2, 2006	April 3, 2005
		(As Adjusted (Note 3))
Operating Activities:
Net income (loss)	$(7,017)	$2,640
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation	18,805	12,501
Amortization	877	934
Earnings of non-controlling interests	464	674
Provision for deferred income taxes	(2,918)	8,178
Other	1,556	1,555
Changes in operating assets and liabilities:
Trade accounts receivable	(24,808)	(33,862)
Inventories	(37,175)	(35,506)
Prepaid expenses and other current assets	2,044	(1,918)
Other assets	639	167
Accounts payable and accrued expenses	(15,064)	(11,175)
Income taxes	(4,080)	(8,079)
Pension and other deferred liabilities	1,700	2,149

Net cash used in operating activities	(64,977)	(61,742)

Investing Activities:
Purchases of property, plant and equipment	(9,335)	(12,002)
Proceeds from the sale of property, plant and equipment and other assets	31	114
Cash refunded from acquisitions, joint ventures and other, net	—	3,903
Other	150	300

Net cash used in investing activities	(9,154)	(7,685)

Financing Activities:
Borrowings on credit facility and other, net	65,738	64,610
Borrowings on short-term debt, net	4,882	3,863
Dividends on common stock	(1,327)	(1,311)
Treasury stock re-issued	132	1,653
Cost of common stock for treasury	(218)	(8)

Net cash provided by financing activities	69,207	68,807

Effect of exchange rate changes on cash	32	13

Net decrease in cash	(4,892)	(607)
Cash balance at beginning of period	42,792	29,816

Cash balance at end of period	$37,900	$29,209

See accompanying notes to condensed consolidated financial statements.

RUSSELL CORPORATION

Notes to Condensed Consolidated Financial Statements

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the Company’s opinion, the accompanying interim condensed consolidated financial statements contain all adjustments (consisting only of normal recurring accruals) necessary to present fairly the Company’s financial position as of April 2, 2006 and April 3, 2005, and the results of the Company’s operations and cash flows for the thirteen weeks ended April 2, 2006 and April 3, 2005. The unaudited condensed consolidated financial statements as of April 2, 2006 and April 3, 2005 include the consolidation of Frontier Yarns, LLC (“Frontier Yarns”); the Company’s 45.3% owned yarn joint venture.

The condensed consolidated balance sheet at December 31, 2005, has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

For further information about the Company’s significant accounting policies, refer to the consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

The Company’s revenues and income are subject to seasonal variations. Consequently, the results of operations for the thirteen weeks ended April 2, 2006 and April 3, 2005, are not necessarily indicative of the results to be expected for the full year.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

For a discussion of the Company’s significant accounting policies, see “Note 1 Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements section of the Company’s Fiscal 2005 Form 10-K. As of the date hereof, there has been no significant developments with respect to significant accounting policies since December 31, 2005, other than the following:

Inventories are stated at the lower of cost or market. Cost is principally determined by the first-in, first-out method. On January 1, 2006, the Company changed its method of accounting for certain inventories (primarily U.S. apparel operations) from the Last-In, First-Out (“LIFO”) method to the First-In, First-Out (“FIFO”) method. The Company applied this change in method of inventory costing by retrospective application to the prior years’ financial statements. See Note 3 for further discussion of the impact of this accounting change.

Statement of Financial Accounting Standards (“SFAS”) No. 151, “Inventory Costs – an amendment of ARB No. 43, Chapter 4” (“SFAS 151”) issued in November 2004 was adopted by the Company on January 1, 2006. SFAS 151 requires the Company to recognize abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage) as current-period charges and to base the Company’s allocation of fixed production overheads to the costs of conversion on the normal capacity of the production facilities. The adoption of SFAS 151 did not have a material effect on the Company’s condensed consolidated financial statements for the thirteen weeks ended April 2, 2006.

Statement of Financial Accounting Standards No. 154 “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”) became effective for the Company January 1, 2006. This Statement changes the accounting and reporting of voluntary changes in accounting principles, or the adoption of new principles that do not specify transition rules. Generally, SFAS 154 requires changes in accounting principles be reported by applying the principles to previously issued financial statements as if the principles had always been used. SFAS 154 also requires changes in depreciation, amortization or depletion methods be accounted for in the period the change occurs and in future periods if the change affects both. SFAS 154 carries forward the previously existing guidance of APB Opinion No. 20 for reporting changes in accounting estimates and correction of an error in a previously issued financial statement. The Company has applied the provisions of SFAS 154 for the change in accounting method described in Note 3; otherwise this Statement is not expected to have a material impact on the Company’s financial statements.

The Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment,” on January 1, 2006. See Note 7 “Stock-Based Compensation,” for further information.

Typically, the Company provides for income taxes in its interim period financial statements using the estimated annual consolidated effective rate. However, due to the uncertainties regarding the impact of the Company’s ongoing restructuring activities on the Company’s 2006 earnings by tax jurisdiction, the Company has concluded that a sufficiently reliable estimate of its annual effective tax rate cannot be made. In accordance with the provisions of FASB Interpretation 18, the Company has utilized its actual year to date effective tax rate to estimate its annual effective tax rate in providing for income taxes for the thirteen week period ended April 2, 2006.

3. INVENTORIES

The components of inventories consist of the following (in thousands):

	April 2, 2006	December 31, 2005	April 3, 2005
		(As Adjusted (Note 3))	(As Adjusted (Note 3))
Finished goods	$369,618	$340,752	$354,793
Work in process	82,751	77,231	66,261
Raw materials and supplies	26,809	26,524	25,944

	479,178	444,507	446,998

Lower-of-cost or market adjustments, net	(41,186)	(43,945)	(42,253)

	$437,992	$400,562	$404,745

Effective January 1, 2006, the Company changed its method of accounting for certain finished goods, work-in-process and raw material inventories from the last-in, first-out (“LIFO”) method to the first-in, first-out (“FIFO”) method. The Company believes the change is preferable because its primary competitors currently use the FIFO inventory method; therefore, the change will make the comparison of results among these companies more consistent. In addition, the Company believes that the FIFO method provides a more meaningful presentation of financial position because it reflects more recent costs in the balance sheet, especially in light of the decline in costs of apparel inventory since the late 1990’s. Moreover, the change also conforms all of the Company’s raw materials, work-in-process and finished goods inventories to a single costing method.

The Company applied this change in method of inventory costing retrospectively by adjusting the prior years’ financial statements. The impact of the change in method on certain financial statement line items is as follows (in thousands):

Increase/(Decrease)	13 Weeks Ended April 2, 2006	13 Weeks Ended April 3, 2005	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	52 Weeks Ended January 3, 2004	53 Weeks Ended January 4, 2003
	(A)
Balance Sheet:
Inventories	$(37,064)	$(41,080)	$39,757	$(39,817)	$(44,549)	$(36,879)
Current deferred taxes	15,390	16,382	16,516	14,660	17,063	14,125
Retained earnings	(21,674)	24,698	23,241	25,157	27,486	22,754

Income Statement:
Cost of goods	(2,693)	1,263	(60)	(4,732)	7,671	(3,658)
Operating income	2,693	(1,263)	60	4,732	(7,671)	3,658
Provision for income taxes	1,126	(1,721)	(1,855)	2,402	(2,938)	1,401
Net income	1,567	458	1,915	2,330	(4,732)	2,257
Net income per common share
Basic	$0.05	$0.01	$0.06	$0.07	$(0.15)	$0.07
Diluted	$0.05	$0.01	$0.06	$0.07	$(0.15)	$0.07

Cash Flow Statement:
Net income	1,567	458	1,915	2,330	(4,732)	2,257
Change in inventories	(2,693)	1,263	(60)	(4,732)	7,671	(3,658)
Other	1,126	(1,721)	(1,855)	2,402	(2,938)	1,401
Net cash provided by (used in) operating activities	—	—	—	—	—	—

(A)	The disclosure is selective in nature and only addresses the specific accounting impact from the change in inventory accounting methods. The disclosure does not address other potential effects (whether financial or operational) that could have impacted the Company’s results of operations or financial position if the Company had elected to remain on the LIFO accounting method for inventories during the thirteen weeks ended April 2, 2006.

As a result of the accounting change, retained earnings as of December 29, 2001 (2001 fiscal year end), decreased by $25 million from $646 million, as originally reported using the LIFO method, to $621 million using the FIFO method.

4. RESTRUCTURING

On January 19, 2006, the Company announced major restructuring plans (“2006 Restructuring Initiatives”) to improve the Company’s long term competitiveness. As part of the 2006 Restructuring Initiatives the Company plans to continue shifting its textile/apparel manufacturing operations offshore, completing the move of production of certain basketball backboards offshore and reorganizing certain sales and marketing functions. In addition, the Company plans to eliminate certain corporate positions and freeze the Company’s primary pension plans. In conjunction with the 2006 Restructuring Initiatives, the Company will eliminate approximately 2,300 positions globally, including 1,700 in the U.S., of which approximately 1,200 will eventually be replaced in Honduras and Mexico. Employees impacted by the restructuring plans are eligible for a severance package. Pre-tax cost is expected to be $60- $80 million (Sporting Goods segment $10 - $15 million; Activewear segment $50 - $65 million) over the next two to three years.

During the first quarter of 2006, the Company eliminated 1,324 positions globally. In connection with these reductions the Company recorded approximately $6.4 million of severance charges, $2.5 million of which was paid during the quarter. The Company also recorded accelerated depreciation charges of $7.2 million on assets impacted by the restructuring activities. Other restructuring charges incurred during the period of $0.6 million included $0.4 million of curtailment charges associated with the freezing of the two primary pension plans. Of the $14.2 million in restructuring charges, $12.7 million was recorded as Cost of Goods Sold and $1.5 million as Selling, General and Administrative expenses. The non-cash portion, including the accelerated depreciation and pension plan curtailment charges totaled $7.6 million. Segments impacted by the restructuring for the quarter were as follows: Sporting Goods $3.2 million and Activewear $10.2 million, restructuring charges, respectively.

5. UNITED STATES-DOMINICAN REPUBLIC-CENTRAL AMERICA FREE TRADE AGREEMENT

The United States-Dominican Republic-Central America Free Trade Agreement (“DR-CAFTA”), which was signed into law on August 2, 2005, includes a number of provisions that will affect textile and apparel trade between the seven signatory countries (United States, Dominican Republic, Costa Rica, El Salvador, Guatemala, Honduras, and Nicaragua). DR-CAFTA partners have agreed to terminate certain tariffs on imports from other countries that have also ratified the agreement. Additionally, the agreement provides for the possible retroactive recovery (“DR-CAFTA refunds”) of certain import duties paid in the United States from January 1, 2004, through the agreement’s operational effective date in each partner country if certain conditions were met.

On April 1, 2006, DR-CAFTA became effective for trade between the United States and Honduras thus making retroactive DR-CAFTA refunds of duties paid on sock and t-shirt imports in the United States available to the Company. The Company recorded approximately $3.7 million related to refund claims for duties paid from 2004 through the first quarter of 2006.

6. COMMITMENTS AND CONTINGENCIES

Commitments. Refer to Note 8 “Commitments and Contingencies” to the Company’s consolidated financial statements in the Company’s 2005 Annual Report on Form 10-K for a description of the Company’s commitments.

The Company is a party to various lawsuits arising out of the conduct of the Company’s business. The Company does not believe that any of these lawsuits, if adversely determined, would have a material adverse effect on the Company.

7. STOCK-BASED COMPENSATION

On January 5, 2003, the Company adopted the prospective transition provisions of FASB SFAS No. 148, which amended SFAS No. 123, Accounting for Stock-based Compensation. SFAS No. 123 uses a fair value based method of accounting for employee stock options and similar equity instruments. By electing the prospective transition method of SFAS No. 148, the Company’s results of operations and the Company’s financial position were not affected by stock compensation awards granted prior to January 5, 2003.

On January 1, 2006, the Company adopted Financial Accounting Standards Board Statement No. 123 (revised 2004), Share-Based Payment, (“Statement 123(R)”), which is a revision of SFAS No. 123. Statement 123(R) supersedes APB No. 25 and amends FASB Statement No. 95, Statement of Cash Flows. Statement 123(R) also supersedes SFAS No. 148, which the Company adopted on January 5, 2003. The approach in Statement 123(R) is similar to the approach described in SFAS No. 123. However, Statement 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. In addition, Statement 123(R) requires the Company to record stock compensation expense as stock compensation awards granted prior to January 5, 2003 vest, which is a change from the Company’s prior accounting treatment under SFAS No. 148. The Company uses the Black-Scholes formula to estimate the value of stock options granted to employees. Statement 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow.

The Company’s Executive Incentive Plan permits equity-based compensation awards to be issued in several forms to all officers and key employees of the Company and its subsidiaries. Under the plan, the Company may issue restricted stock, incentive stock options, nonqualified stock options, reload stock options, bonus shares, deferred shares, stock appreciation rights, performance shares, and performance unit awards.

Most of the Company’s salaried employees, including officers, are eligible to participate in the Russell Corporation 2000 Stock Option Plan (2000 Option Plan). Awards under the 2000 Option Plan also may be made to consultants. The 2000 Option Plan allows the Company to grant awards in a variety of forms, including incentive stock options, nonqualified stock options, reload stock options, restricted shares, bonus shares, deferred shares, freestanding stock appreciation rights, tandem stock appreciation rights, performance units, and performance shares.

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

For stock compensation awards granted prior to January 5, 2003, the Company used the intrinsic value approach under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees. The following table presents a comparison of reported results versus pro forma results that assumes the fair value based method of accounting had been applied to all stock compensation awards granted. For purposes of calculating the pro forma amounts below, the estimated fair value of the options is determined using the Black-Scholes option valuation model and is amortized to expense over the options’ vesting period (in thousands).

13 Weeks Ended April 3, 2005
(As Adjusted (Note 3))
Reported net income	$2,640
Stock-based employee compensation, net of tax, assuming SFAS No. 148 was applied for all periods	(14)

Pro forma net income	$2,626

Reported net income per share-basic	$0.08
Pro forma net income per share-basic	$0.08
Reported net income per share-diluted	$0.08
Pro forma net income per share-diluted	$0.08

The following table summarizes the status of options under the Executive Incentive Plan, 2000 Option Plan, and predecessor plans:

	Shares	Weighted Average Exercise Price	Aggregate Intrinsic Value
Outstanding at December 31, 2005	2,679,462	$20.02	$4,622
Granted at fair value	—	$—	$—
Exercised	75	$15.03	$43
Expired	93,624	$25.73	$—
Forfeited	1,325	$16.91	$—

Outstanding at April 2, 2006	2,584,438	$19.82	$4,622

Exercisable at April 2, 2006	2,578,197	$19.82	$4,622

During the first quarter of 2006, the Company granted 244,613 shares of time-restricted common stock and 1,014,225 shares of performance restricted stock to certain employees under the Executive Incentive Plan. The time-restricted shares vest ratably over, or cliff vest in, three years. The performance shares may be earned based upon attainment of certain performance targets which extend through 2008. Based upon forecasted achievement rates, as of April 2, 2006, the Company has estimated that 552,113 of the performance shares will be earned. The weighted average fair value of the shares expected to be earned is $15.10. As of April 2, 2006, there was $11,542,670 of unearned compensation cost related to non-vested restricted shares. The Company recognized stock compensation expense of approximately $0.6 million for the thirteen weeks ended April 2, 2006, and $1.0 million for the thirteen weeks ended April 3, 2005.

8. DILUTED WEIGHTED-AVERAGE COMMON SHARES OUTSTANDING

The Company’s diluted weighted-average common shares outstanding are calculated as follows:

	13 Weeks Ended
	April 2, 2006	April 3, 2005
Basic weighted-average common shares outstanding	33,385,391	32,856,924
Net common shares underlying unissued restricted stock and issuable on exercise of dilutive stock options	—	338,757

Diluted weighted-average common shares outstanding	33,385,391	33,195,681

The Company incurred a net loss during the first quarter of 2006, and therefore all unissued restricted stock and stock options are considered antidilutive for that period. Options to purchase 1.6 million shares of the Company’s common stock for the thirteen weeks ended April 3, 2005, were excluded from the computation of diluted weighted-average common shares outstanding because the exercise prices of the options exceeded the average market price of the Company’s common stock.

9. COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) consists of net income (loss) and certain changes in assets and liabilities that are not included in net income (loss) but are instead reported within accumulated other comprehensive loss, a separate component of stockholders’ equity. The components of comprehensive income (loss), net of tax, for the periods indicated below are as follows (in thousands):

	13 Weeks Ended
	April 2, 2006	April 3, 2005
		(As Adjusted (Note 3))
Net income (loss)	$(7,017)	$2,640
Other comprehensive income:
Foreign currency translation, net	1,349	(499)
Derivative instruments, net	(1,005)	1,747

Total other comprehensive income	344	1,248

Comprehensive income (loss), net	$(6,673)	$3,888

10. SEGMENT INFORMATION

The Company operates its global business primarily in two reportable segments: Sporting Goods and Activewear. The Sporting Goods segment consists of sports apparel, sports equipment and athletic footwear, which are sold principally under the brands Russell Athletic®, Spalding®, Brooks®, American Athletic®, Huffy Sports®, Mossy Oak®, Moving Comfort®, Bike®, Dudley®, and Sherrin®. The Company markets and distributes products in the Sporting Goods segment primarily through sporting goods dealers, specialty running stores, department and sports specialty stores, and college stores. Products in the Sporting Goods segment are primarily sourced.

The Activewear segment consists of the Company’s basic, performance and careerwear apparel products, such as t-shirts, sweatshirts and sweatpants, knit shirts, socks, and school uniforms. Products in the Activewear segment are sold principally under the JERZEES® and Cross Creek® brands through mass merchandisers, distributors, screenprinters, and embroiderers. Products in the Activewear segment are primarily manufactured by the Company utilizing a combination of owned facilities and third-party contractors.

Other segments that do not meet the quantitative thresholds for determining reportable segments primarily include the Company’s fabrics division, custom private label business and Frontier Yarns. These segments are included in the “All Other” data presented herein.

The Company’s management evaluates performance and allocates resources based on profit or loss from operations before interest and income taxes (Segment operating income). Segment operating income as presented may not be comparable to similarly titled measures used by other companies. The accounting policies of the reportable segments are the same as those described in Note 1 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, and as updated in Note 2. Except for transactions with Frontier Yarns, intersegment transfers are primarily recorded at cost, with no intercompany profit or loss on intersegment transfers.

Following is selected financial data by reportable segment (in thousands):

	13 Weeks Ended
	April 2, 2006	April 3, 2005
		(As Adjusted (Note 3))
Net sales:
Sporting Goods	$171,563	$165,303
Activewear	122,598	130,326
All Other	16,030	17,613

Total net sales	$310,191	$313,242

Segment operating income (loss):
Sporting Goods	$6,235	$12,989
Activewear	(5,147)	971
All Other	1,642	3,167

Total Segment operating income	$2,730	$17,127

A reconciliation of total Segment operating income to consolidated income (loss) before income taxes is as follows (in thousands):

	13 Weeks Ended
	April 2, 2006	April 3, 2005
		(As Adjusted (Note 3))
Total Segment operating income	$2,730	$17,127
Unallocated amounts:
Corporate expenses	(5,664)	(6,144)
Interest expense, net	(9,769)	(8,889)

Consolidated income (loss) before income taxes	$(12,703)	$2,094

11. EMPLOYEE RETIREMENT BENEFITS

The following table presents the components of pension benefit cost for the Company’s qualified, noncontributory, defined benefit pension plans and unfunded plans that provide retirement benefits in excess of qualified plan formulas or regulatory limitations for certain employees (in thousands):

	13 Weeks Ended
	April 2, 2006	April 3, 2005
Service cost	$151	$1,407
Interest cost	2,694	2,910
Expected return on plan assets	(2,913)	(2,748)
Net amortization	352	800

Net periodic pension benefit cost	284	2,369
Curtailment charge	400	—

Total pension benefit cost	$684	$2,369

Effective April 1, 2006, the Company froze its primary qualified and nonqualified pension plans (the “plans”). This resulted in active participants no longer accruing benefits under the plans. Participants will remain eligible to receive benefits they have earned under these plans through April 1, 2006. New employees will not be eligible to accrue any benefit under these plans. The impact of freezing the plans on the Company’s pension benefit costs is a one-time curtailment loss of $0.4 million, which the Company recognized in the first quarter of 2006. The impact on future benefit costs is the elimination of the service cost and a reduction of the projected benefit obligation for future pay increases. This plan change will result in an estimated reduction in benefit costs for the 2006 year of $4 million.

The Company’s expected cash contribution to all of its pension plans in 2006 is $5 million. For the thirteen weeks ended April 2, 2006 and April 3, 2005, Russell made no contributions to its qualified defined benefit pension plans.

12. SUBSEQUENT EVENT

On April 17, 2006, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Berkshire Hathaway Inc., a Delaware corporation (“Acquirer”) and F Subsidiary, Inc., a Delaware corporation and an indirect wholly owned subsidiary of Acquirer (“Merger Sub”). The Merger Sub will be merged with and into the Company and the Company will survive the merger as an indirect wholly owned subsidiary of Acquirer.

At the effective date of the merger, each issued and outstanding share of common stock, par value $0.01 per share, of the Company (“Company Common Stock”) will be converted into the right to receive $18.00 in cash, without interest (“Merger Consideration”). Immediately prior to the effective time of the merger, outstanding Company stock options will be cancelled in exchange for an amount equal to the product of the Merger Consideration minus the exercise price of each option and the number of shares underlying such option. The Merger Agreement was approved by the Company’s board of directors and is subject to (i) approval by the Company’s stockholders; (ii) receipt of United States and certain foreign antitrust and other regulatory approvals; and (iii) other customary closing conditions. The Company expects the transaction to close in the third quarter of 2006.

The Merger Agreement contains certain termination rights for both Acquirer and the Company, and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company may be required to pay Acquirer a termination fee of $22 million.

13. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The following tables present condensed consolidating financial information for: (a) Russell Corporation (the “Parent”) on a stand-alone basis; (b) on a combined basis, the guarantors of the Senior Notes (“Subsidiary Guarantors”), which include Jerzees Apparel, LLC; Mossy Oak Apparel Company; Cross Creek Apparel, LLC; Cross Creek Holdings, Inc.; DeSoto Mills, LLC; Russell Financial Services, Inc.; Russell Asset Management, Inc.; Russell Apparel, LLC; RINTEL Properties, Inc.; Russell Yarn, LLC; Russell Co-Op, LLC; and Brooks Sports, Inc. (all of which are wholly owned); and (c) on a combined basis, the non-guarantor subsidiaries, which include Alexander City Flying Service, Inc.; Russell Servicing Co., Inc.; Russell Europe Limited; Russell Mexico, S.A. de C.V.; Jerzees Campeche, S.A. de C.V.; Jerzees Yucatan, S.A. de C.V.; Athletic de Camargo, S.A. de C.V.; Jerzees de Jimenez, S.A. de C.V.; Cross Creek de Honduras, S.A. de C.V.; Russell Corp. Australia Pty Ltd; Russell do Brasil, Ltda.; Russell Corp. Far East, Limited; Russell Japan KK; Spalding Canada Corp.; Jerzees de Honduras, S.A. do C.V.; Jerzees Buena Vista, S.A.; Jerzees Choloma, S.A.; Russell del Caribe, Inc.; Russell France SARL; Russell Germany GmbH; Russell Spain, S.L.; Russell Italy S.r.l.; Servicios Russell, S.A. de C.V.; Russell Foreign Sales Ltd.; Russell Corp. Bangladesh Limited; Russell Holdings Europe B.V.; Ruservicios, S.A.; Eagle R Holdings Limited; Citygate Textiles Limited; Russell Colombia Ltda; Russell Athletic Holdings (Ireland) Limited; SGG Lisco LLC; SGG Patents LLC; RLA Manufacturing, S.de R.L.; Brooks GmbH; Brooks Sports Limited (UK); Total Quality Apparel Resources, Inc. (Inactive); Cumberland Asset Management, Inc.; Jerzees Holdings (Ireland) Limited; Russco Holdings, Ltd.; Picos-Comércio Têxtil, Lda.; Picos III-Confecção de Vestuārio, Lda.; and Frontier Yarns, LLC (the Company’s 45.3% owned yarn joint venture). Separate financial statements of the Subsidiary

Guarantors are not presented because the guarantee by each 100% owned Subsidiary Guarantor is full and unconditional, joint and several and we believe separate financial statements and other disclosures regarding the Subsidiary Guarantors are not material to investors. Furthermore, there are no significant legal restrictions on the Parent’s ability to obtain funds from its subsidiaries by dividend or loan.

The Parent is comprised of manufacturing operations in Alabama, Wisconsin, and Iowa, and certain corporate management, information services, and finance functions.

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

April 2, 2006

(In thousands)

(Unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$455	$7,492	$29,953	$—	$37,900
Trade accounts receivables, net	6,747	214,999	60,041	(26,601)	255,186
Inventories, net	290,159	51,132	96,701	—	437,992
Prepaid expenses and other current assets	29,056	12,063	2,222	(8,620)	34,721

Total current assets	326,417	285,686	188,917	(35,221)	765,799

Property, plant, and equipment, net	177,913	30,126	98,339	—	306,378
Investment in subsidiaries	1,450,195	123	52	(1,450,370)	—
Intercompany balances	(800,729)	813,172	(12,443)	—	—
Other assets	65,376	172,497	14,972	(1,315)	251,530

	$1,219,172	$1,301,604	$289,837	$(1,486,906)	$1,323,707

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$138,402	$39,358	$51,842	$(35,221)	$194,381
Short-term debt	—	—	6,920	—	6,920
Current maturities of long-term debt	—	—	2,116	—	2,116

Total current liabilities	138,402	39,358	60,878	(35,221)	203,417

Long-term debt, less current maturities	459,312	—	5,856	—	465,168
Deferred liabilities	47,529	31,195	2,469	—	81,193
Non-controlling interests	15,706	—	—	—	15,706
Stockholders’ equity	558,223	1,231,051	220,634	(1,451,685)	558,223

	$1,219,172	$1,301,604	$289,837	$(1,486,906)	$1,323,707

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

December 31, 2005

(As Adjusted (Note 3))

(In thousands)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$1,214	$11,024	$30,554	$—	$42,792
Trade accounts receivables, net	(1,439)	201,991	43,736	(13,761)	230,527
Inventories, net	252,266	52,956	95,340	—	400,562
Prepaid expenses and other current assets	28,052	7,119	(260)	(2,211)	32,700

Total current assets	280,093	273,090	169,370	(15,972)	706,581

Property, plant, and equipment, net	191,310	30,191	94,220	—	315,721
Investment in subsidiaries	1,413,429	122	52	(1,413,603)	—
Intercompany balances	(783,946)	797,642	(13,696)	—	—
Other assets	64,325	173,947	14,677	(467)	252,482

	$1,165,211	$1,274,992	$264,623	$(1,430,042)	$1,274,784

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$142,961	$41,213	$39,073	$(15,972)	$207,275
Short-term debt	—	—	2,689	—	2,689
Current maturities of long-term debt	—	—	2,067	—	2,067

Total current liabilities	142,961	41,213	43,829	(15,972)	212,031

Long-term debt, less current maturities	392,257	—	6,540	—	398,797
Deferred liabilities	49,153	31,330	2,633	—	83,116
Non-controlling interests	15,242	—	—	—	15,242
Stockholders’ equity	565,598	1,202,449	211,621	(1,414,070)	565,598

	$1,165,211	$1,274,992	$264,623	$(1,430,042)	$1,274,784

Russell Corporation and Subsidiaries

Condensed Consolidated Balance Sheets

April 3, 2005

(As Adjusted (Note 3))

(In thousands)

(Unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
ASSETS
Current assets:
Cash	$404	$9,958	$18,847	$—	$29,209
Trade accounts receivables, net	(3,241)	205,768	59,627	(20,975)	241,179
Inventories, net	254,994	57,044	92,707	—	404,745
Prepaid expenses and other current assets	32,898	7,999	(329)	(4,551)	36,017

Total current assets	285,055	280,769	170,852	(25,526)	711,150

Property, plant, and equipment, net	204,197	34,556	83,708	—	322,461
Investment in subsidiaries	1,277,824	195	—	(1,278,019)	—
Intercompany balances	(661,258)	695,776	(34,518)	—	—
Other assets	69,101	171,463	11,696	—	252,260

	$1,174,919	$1,182,759	$231,738	$(1,303,545)	$1,285,871

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued expenses	$129,826	$30,292	$41,664	$(25,526)	$176,256
Short-term debt	—	—	20,359	—	20,359
Current maturities of long-term debt	5,017	—	1,973	—	6,990

Total current liabilities	134,843	30,292	63,996	(25,526)	203,605

Long-term debt, less current maturities	431,569	—	7,332	—	438,901
Deferred liabilities	51,000	29,824	5,034	—	85,858
Non-controlling interests	14,742	—	—	—	14,742
Stockholders’ equity	542,765	1,122,643	155,376	(1,278,019)	542,765

	$1,174,919	$1,182,759	$231,738	$(1,303,545)	$1,285,871

Russell Corporation

Condensed Consolidated Statements of Income

For the 13 Weeks Ended April 2, 2006

(In thousands)

(Unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$278,769	$60,111	$189,289	$(217,978)	$310,191
Cost of goods sold	241,348	43,984	170,516	(217,129)	238,719

Gross profit	37,421	16,127	18,773	(849)	71,472

Selling, general and administrative expenses	39,136	24,354	10,825	—	74,315
Other-expense (income), net	39,940	(39,311)	(1,002)	—	(373)

Operating income (loss)	(41,655)	31,084	8,950	(849)	(2,470)

Interest expense (income) – net	21,977	(12,405)	197	—	9,769
Earnings of non-controlling interests	464	—	—	—	464

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(64,096)	43,489	8,753	(849)	(12,703)
Provision (benefit) for income taxes	(22,154)	15,248	1,220	—	(5,686)
Equity in earnings of consolidated subsidiaries, net of income taxes	34,925	—	—	(34,925)	—

Net income (loss)	$(7,017)	$28,241	$7,533	$(35,774)	$(7,017)

Russell Corporation

Condensed Consolidated Statements of Income

For the 13 Weeks Ended April 3, 2005

(As Adjusted (Note 3))

(In thousands)

(Unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Net sales	$279,771	$58,233	$167,849	$(192,611)	$313,242
Cost of goods sold	229,716	43,273	146,783	(191,379)	228,393

Gross profit	50,055	14,960	21,066	(1,232)	84,849

Selling, general and administrative expenses	39,445	23,024	11,048	—	73,517
Other-expense (income), net	39,298	(39,070)	(553)	—	(325)

Operating income (loss)	(28,688)	31,006	10,571	(1,232)	11,657

Interest expense (income) – net	18,548	(10,079)	420	—	8,889
Earnings of non-controlling interests	674	—	—	—	674

Income (loss) before income taxes and equity in earnings of consolidated subsidiaries	(47,910)	41,085	10,151	(1,232)	2,094
Provision (benefit) for income taxes	(16,001)	14,209	1,246	—	(546)
Equity in earnings of consolidated subsidiaries, net of income taxes	34,549	—	—	(34,549)	—

Net income (loss)	$2,640	$26,876	$8,905	$(35,781)	$2,640

Russell Corporation

Condensed Consolidated Statements of Cash Flows

For the 13 Weeks Ended April 2, 2006

(In thousands)

(Unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(63,002)	$15,063	$(17,038)	$—	$(64,977)

Investing Activities
Purchase of property, plant and equipment	(3,260)	(487)	(5,588)	—	(9,335)
Investment in and advances to subsidiaries	(284)	(18,107)	18,391	—	—
Proceeds from sale of property, plant and equipment and other assets	32	(1)	—	—	31
Other	150	—	—	—	150

Net cash (used in) provided by investing activities	(3,362)	(18,595)	12,803	—	(9,154)

Financing Activities
Borrowings on credit facility, net	67,018	—	(1,280)	—	65,738
Borrowings on short-term debt, net	—	—	4,882	—	4,882
Dividends on common stock	(1,327)	—	—	—	(1,327)
Treasury stock re-issued	132	—	—	—	132
Cost of common stock for treasury	(218)	—	—	—	(218)

Net cash provided by financing activities	65,605	—	3,602	—	69,207

Effect of exchange rate changes on cash	—	—	32	—	32

Net decrease in cash	(759)	(3,532)	(601)	—	(4,892)
Cash balance at beginning of year	1,214	11,024	30,554	—	42,792

Cash balance at end of year	$455	$7,492	$29,953	$—	$37,900

Russell Corporation

Condensed Consolidated Statements of Cash Flows

For the 13 Weeks Ended April 3, 2005

(As Adjusted (Note 3))

(In thousands)

(Unaudited)

	Parent	Subsidiary Guarantors	Non-Guarantor Subsidiaries	Eliminations	Consolidated
Operating Activities
Net cash provided by (used in) operating activities	$(36,664)	$1,793	$(26,871)	$—	$(61,742)

Investing Activities

Purchase of property, plant and equipment	(2,809)	(321)	(8,872)	—	(12,002)

Investment in and advances to subsidiaries	(34,373)	3,454	30,919	—	—
Proceeds from sale of property, plant and equipment and other assets	97	1	16	—	114
Cash refunded from (paid for) acquisitions, joint ventures and other, net	4,466	(563)	—	—	3,903
Other	300	—	—	—	300

Net cash (used in) provided by investing activities	(32,319)	2,571	22,063	—	(7,685)

Financing Activities
Borrowings on credit facility, net	66,499	—	(1,889)	—	64,610
Borrowings on short-term debt, net	—	—	3,863	—	3,863
Dividends on common stock	(1,311)	—	—	—	(1,311)

Treasury stock re-issued	1,653	—	—	—	1,653
Cost of common stock for treasury	(8)	—	—	—	(8)

Net cash provided by financing activities	66,833	—	1,974	—	68,807
Effect of exchange rate changes on cash	—	—	13	—	13

Net increase (decrease) in cash	(2,150)	4,364	(2,821)	—	(607)
Cash balance at beginning of year	2,554	5,594	21,668	—	29,816

Cash balance at end of year	$404	$9,958	$18,847	$—	$29,209

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Russell Corporation

We have reviewed the condensed consolidated balance sheets of Russell Corporation and subsidiaries as of April 2, 2006 and April 3, 2005, the related condensed consolidated statements of income for the thirteen week periods ended April 2, 2006 and April 3, 2005, and the condensed consolidated statements of cash flows for the thirteen week periods ended April 2, 2006 and April 3, 2005. These financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Russell Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended [not presented herein] and in our report dated March 10, 2006, we expressed an unqualified opinion on those consolidated financial statements. On January 1, 2006, Russell Corporation and subsidiaries changed their method of accounting for certain inventories from the last in first out method to the first in first out method. This change was adopted on a retrospective basis resulting in revision of the December 31, 2005 consolidated balance sheet. We have not audited the revised balance sheet reflecting the adoption of this change in accounting method.

/s/ Ernst & Young LLP

Atlanta, Georgia

May 5, 2006

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

Typically, demand for our apparel products is higher during the third and fourth quarters of each fiscal year. Weather conditions also affect the demand for our apparel products, particularly for fleece products (sweatshirts and sweatpants). Generally, we produce, source and store finished goods inventory, particularly fleece, during the first half of the year, to meet the expected demand for delivery in the upcoming season.

Summary of results/activities for the first quarter of 2006 included:

(a)	Although the 2006 first quarter results were impacted by operational issues carried over from 2005, we have made significant improvements in sewing efficiencies in offshore plants while reducing manufacturing variances associated with textile operations in Alexander City, Alabama.

(b)	In January 2006, we announced a restructuring plan developed to improve our long-term competitiveness. Aspects of the restructuring plans are as follows:

•	Pre-tax cost is expected to be $60 - $80 million (Sporting Goods Segment $10 - $15 million; Activewear Segment $50 - $65 million) over the next two to three years.

•	Annualized pre-tax cost savings are expected to be $35 - $40 million.

•	We expect 2006 earnings per share to be near the low end of the announced range of $0.32 to $0.59 due to the acceleration of certain restructuring activities from 2007 to 2006.

•	Restructuring charges were $14.2 million in the first quarter and 1,324 positions were eliminated. Inefficiencies due to the apparel restructuring and transitional costs related to China backboard production were $1.4 million.

•	Freezing the company’s primary qualified pension plan resulted in a curtailment charge of $0.4 million.

(c)	We changed from the LIFO to the FIFO method of accounting for certain of our inventories. We believe the change is preferable because our primary competitors currently use FIFO and we believe that the FIFO method provides a more meaningful presentation of our financial position.

(d)	On April 1, 2006, the United States-Dominican Republic-Central America Free Trade Agreement (“DR-CAFTA”) became effective for trade between the United States and Honduras making retroactive refunds of duties paid in sock and T-shirt imports in the United States available to us. We recorded $3.7 million in DR-CAFTA refund claims, of which $3.0 million related to duties paid in prior years.

DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

Consolidated Results

The following information is derived from our unaudited condensed consolidated statements of income for the thirteen weeks ended April 2, 2006 and April 3, 2005 (in millions).

	13 Weeks Ended
	April 2, 2006		April 3, 2005
			(As Adjusted)
Net sales	$310.2	100.0%	$313.2	100.0%
Cost of goods sold	238.7	77.0%	228.4	72.9%

Gross profit	71.5	23.0%	84.8	27.1%
Selling, general and administrative expenses (SG&A)	74.3	24.0%	73.5	23.5%
Other (income) expense-net	(0.3)	(0.1)%	(0.3)	(0.1)%

Operating income (loss)	(2.5)	(0.8)%	11.6	3.7%
Interest expense, net	9.8	3.2%	8.9	2.8%
Earnings of non-controlling interests	0.4	0.1%	0.6	0.2%

Income (loss) before income taxes	(12.7)	(4.1)%	2.1	0.7%
Income tax benefit	5.7	1.8%	0.5	0.2%

Net income (loss)	$(7.0)	(2.3)%	$2.6	0.8%

Net sales for the 2006 first quarter were $310.2 million, a decrease of $3.0 million, or 1.0%, from last year’s first quarter sales of $313.2 million. See segment analysis below for more information.

Gross profit was $71.5 million, or 23.0% of net sales, in the 2006 first quarter versus a gross profit of $84.8 million, or 27.1% of net sales, in the prior year. After excluding the impact of $12.7 million of restructuring charges, $1.4 million of inefficiencies related to the restructuring and the $3.0 million benefit from DR-CAFTA refunds related to duties paid in prior years, gross profit for the first quarter of 2006 was 26.6% of net sales. The decline in gross profit as a percent of net sales is primarily the result of a higher mix of lower margin sales and increased costs of polyester and transportation in apparel operations.

Selling, general and administrative expenses (“SG&A”) were $74.3 million, or 24.0% of net sales, in the 2006 first quarter versus 23.5% of net sales in the comparable prior year period. After excluding the $1.5 million impact of restructuring on the first quarter of 2006, SG&A expenses were consistent with the same period in 2005.

Interest expense for the 2006 first quarter was $9.8 million, an increase of $0.9 million over the comparable prior year period. The increase is the result of higher interest rates during the first quarter of 2006.

Typically, we provide for income taxes in our interim period financial statements using the estimated annual consolidated effective rate. However, due to the uncertainties regarding the impact of our ongoing restructuring activities on 2006 earnings by tax jurisdiction, we have concluded that a sufficiently reliable estimate of its annual effective tax rate cannot be made. In accordance with the provisions of FASB Interpretation 18, we have utilized our actual year to date effective tax rate to estimate our annual effective tax rate in providing for income taxes for the thirteen week period ended April 2, 2006.

Our (45.0)% effective tax rate for the 2006 first quarter, reflects restructuring expense being incurred in high tax jurisdictions and a shift in income to lower taxing jurisdictions (primarily foreign countries). Our effective tax rate was (26.1)% for the 2005 first quarter.

Segment Results

The following table presents a breakdown of our net sales and Segment operating income by segment (in millions):

	13 Weeks Ended
	April 2, 2006	April 3, 2005
		(As Adjusted)
Net sales:
Sporting Goods	$171.6	$165.3
Activewear	122.6	130.3
All Other	16.0	17.6

Total net sales	$310.2	$313.2

Segment operating income (loss):
Sporting Goods	$6.2	$13.0
Activewear	(5.1)	0.9
All Other	1.6	3.2

Total Segment operating income	$2.7	$17.1

A reconciliation of total Segment operating income to consolidated income (loss) before income taxes is as follows:

Total Segment operating income	$2.7	$17.1

Unallocated amounts:
Corporate expenses	(5.6)	(6.1)
Interest expense, net	(9.8)	(8.9)

Consolidated income (loss) before income taxes	$(12.7)	$2.1

Sporting Goods

For the first quarter, net sales in our Sporting Goods segment totaled $171.6 million, an increase of $6.3 million, or 3.8% from the comparable period last year. This increase was primarily due to increased sales at Brooks, Mossy Oak and Russell Athletic partially offset by lower sales volume to mass retailers at Spalding.

Our Sporting Goods segment’s first quarter Segment operating income was $6.2 million, or 3.6% of the segment’s net sales, as compared to $13.0 million, or 7.9% of the segment’s net sales, for the same period last year. This 4.3% decrease in segment operating income as a percent of sales is primarily due to (i) $3.2 million of restructuring expense; (ii) $0.4 million of incremental costs incurred in connection with the transition of our backboard manufacturing operations to vendors in China; (iii) higher mix of lower margin sales; (iv) increased costs of polyester and transportation in apparel operations; and (v) increased investment in personnel and promotional expenses at Brooks.

Activewear

For the 2006 first quarter, net sales in our Activewear segment totaled $122.6 million, a decrease of $7.7 million, or 5.9%, from the comparable period last year. This decrease in net sales was due to weaker mass retail channel sales as a result of reduced sales of Wal-Mart boys’ fleece and inventory reduction activities by mass retailers as well as lower Artwear distributor sales on reduced fleece volume, partially offset by higher closeout sales.

Our Activewear segment operating income (loss) for the 2006 first quarter was $(5.1) million, or (4.2)% of the segment’s net sales, versus $0.9 million, or 0.7% of the segment’s net sales, in the comparable period last year. This 4.9% decrease in operating income as a percent of sales is primarily due to $10.2 million of restructuring expense, $1.0 million of manufacturing inefficiencies attributable to changes occurring in connection with the restructuring and reduced retail volume as a result of inventory reduction programs at major retailers, partially offset by improved pricing in the Artwear channel and the $3.0 million benefit from DR-CAFTA refunds for duties paid in prior years.

All Other

For the 2006 first quarter, net sales for all other segments totaled $16.0 million, a decline of $1.6 million over the comparable prior year period. This decrease in net sales was primarily driven by 40% lower sales volume in private label apparel partially offset by increased fabric sales.

In the 2006 first quarter, all other segments contributed $1.6 million of segment operating income, or 10% of their net sales, versus $3.2 million, or 18.2% of their net sales, in the comparable period last year. This decrease in operating income as a percent of sales is due primarily to negative manufacturing variances recognized as a result of lower private label sales.

Corporate Expenses

Corporate expenses are primarily enterprise costs that are not allocated to the segments. Corporate expenses decreased by $0.5 million to $5.6 million in the 2006 first quarter versus $6.1 million in the comparable prior year period. The decrease in corporate expenses is primarily due to lower professional service costs to comply with the Sarbanes-Oxley Act of 2002, partially offset by $0.8 million in restructuring charges.

LIQUIDITY AND CAPITAL RESOURCES

Our financial condition is reflected in the following (in thousands):

	April 2, 2006	December 31, 2005	April 3, 2005
		(As Adjusted)	(As Adjusted)
Working capital	$562,382	$494,550	$507,545
Net debt	$436,304	$360,761	$437,041
Net debt to total capital ratio	44%	39%	45%

Net debt is defined as short-term and long-term borrowings less cash. For the ratio of net debt to total capital, total capital is defined as net debt plus stockholders’ equity.

The increase in working capital at April 2, 2006, as compared to April 3, 2005, is primarily due to (i) higher inventory levels at year-end which is the result of less than anticipated sales in fourth quarter 2005 and (ii) higher than normal receivables due to an unfavorable mix of customer terms in the first quarter of 2006, partially offset by higher payables due to increased inventory purchases.

Cash from Operating Activities

Cash from operating activities is primarily dependent on the level of income and ability to control investments in inventories and other working capital components. Cash from operating activities is typically substantially higher in the second half of the year due to higher net income and reduced working capital requirements during that period.

Our operations used approximately $65.0 million of cash during the thirteen weeks ended April 2, 2006, versus using $61.7 million during the same period in 2005. The primary reason for the increase in cash usage was expenditures related to severance incurred in connection with our ongoing restructuring plan.

Cash from Investing Activities

Net cash used in investing activities was $9.2 million for the thirteen weeks ending April 2, 2006 versus $7.7 million in the comparable prior year period. Our investing activities in the 2006 thirteen week period ended April 2, 2006, have consisted primarily of capital expenditures of $9.3 million. In the first thirteen weeks of 2005, our investing activities primarily consisted of capital expenditures of $12.0 million less $4.0 million of proceeds from the settlement of disputes received in connection with the Spalding Purchase Agreement and the sale of non-core assets.

For fiscal 2006, we are forecasting capital expenditures to be in the $50 to $55 million range. The majority of planned fiscal 2006 capital expenditures are to further enhance our manufacturing capabilities, including the completion of phase one of the new textile facility in Honduras, the commencement of phase two doubling the capacity of that facility, the building of a new athletic sock plant in Honduras and the improvement of our information systems capabilities to support our business initiatives.

Cash From Financing Activities

We paid $1.3 million in dividends ($0.04 per share) during the first thirteen weeks of 2006 and 2005.

On April 2, 2006, our debt facilities and outstanding debt obligations included:

•	$300 million Secured Revolving Credit Facility, (the “Revolver”) due April 2007, of which $209.3 million was outstanding;

•	$250 million in 9.25% Senior Unsecured Notes, (the “Senior Notes”) due 2010; and

•	$14.9 million of other outstanding borrowings of which $6.9 million related to our line of credit used by our subsidiary in the United Kingdom, $7.3 million related to Frontier Yarns notes and capital lease obligations and $0.7 million in other debt that is primarily made up of capital leases.

Under the Revolver, pricing is adjusted quarterly based on our consolidated fixed charge coverage ratio. Variable interest on the Revolver from January 1, 2006 to April 2, 2006, was either LIBOR plus 2.25% (7.1% at April 2, 2006), or Base Rate plus 0.75% (8.5% at April 2, 2006), with an annual commitment fee on the unused portion of the Facilities of 0.375%. Variable interest on the Revolver from January 1, 2005 to April 3, 2005, was either LIBOR plus 1.75% (4.60% at April 3, 2005) or Base Rate plus 0.25% (6.00% at April 3, 2005) and on the Term Loan was either LIBOR plus 2.25% (5.10% at April 3, 2005) or Base Rate plus 0.75% (6.5% at April 3, 2005), with an annual commitment fee on the unused portion of the Facilities of 0.375%. On April 6, 2005, we paid off the remaining $10 million outstanding under our Senior Secured Term Loan.

For the second quarter 2006, variable interest on the Revolver will be, either LIBOR plus 2.00%, or Base Rate plus 0.50%, with an annual commitment fee on the unused portion of the Facilities of 0.375%.

Adequacy of Borrowing Capacity

The availability under our Revolver is subject to a borrowing base limitation that is determined on the basis of eligible accounts receivable and inventory. As of April 2, 2006, we had $209.3 million outstanding under the Revolver and approximately $38.2 million of availability under our Revolver. We also had $37.9 million in cash available to fund ongoing operations. Although there can be no assurances, we believe that cash flow available from operations, along with the availability under our Revolver and cash on hand, will be sufficient to operate our business; satisfy our working capital, capital expenditure, restructuring and pension funding requirements; and meet our foreseeable liquidity requirements, including debt service on our Senior Notes. However, in order to reduce our interest rates and improve flexibility, we are in the process of amending and extending the maturity of our existing Revolver.

Contingencies

For information concerning our ongoing litigation, see Note 6 to the Condensed Consolidated Financial Statements.

Commitments

For information about our contractual cash obligations and other commercial commitments, refer to Management’s Discussion & Analysis of Financial Condition and Results of Operations in our 2005 Annual Report on Form 10-K.

Quantitative and Qualitative Disclosures About Market Risks

We are exposed to market risks relating to fluctuations in interest rates, currency exchange rates and commodity prices. Our financial risk management objectives are to minimize the potential impact of interest rate, foreign exchange rate and commodity price fluctuations on our earnings, cash flows and equity. To manage these risks, we may use various financial instruments, including interest rate swap agreements, foreign currency forward contracts and commodity futures contracts. Refer to Notes 1 and 4 of the consolidated financial statements in our Annual Report on Form 10-K for the year ended December 31, 2005, for a more complete description of our accounting policies and the extent of our use of such instruments.

The following analyses present the sensitivity of the market value, earnings or cash flows, as applicable, of our significant financial instruments to hypothetical changes in interest rates, exchange rates and commodity prices as if these changes had occurred at April 2, 2006. The range of changes chosen for these analyses reflects our view of changes that are reasonably possible over a one-year period. Market values are the present values of projected future cash flows based on the interest rate assumptions or quoted market prices, where available. These forward-looking disclosures are selective in nature and only address the potential impacts from financial instruments. They do not include other potential effects, which could impact our business as a result of these changes in interest rates, exchange rates and commodity prices.

Interest Rate and Debt Sensitivity Analysis. At April 2, 2006, our outstanding debt totaled $474.2 million, which consisted of fixed-rate debt of $257.3 million and variable-rate debt of $216.9 million. Based on our average outstanding borrowings under our variable-rate debt for the thirteen weeks ended April 2, 2006, a one-percentage point increase in interest rates would have negatively impacted our 2006 first quarter pre-tax earnings and cash flows by approximately $1.9 million. A one-percentage point increase in market interest rates would decrease the fair market value of our fixed-rate debt at April 2, 2006, by approximately $0.2 million. Changes in the fair value of our fixed rate debt will not have any impact on us unless we repurchase the debt in the open market.

Currency Exchange Rate Sensitivity. We have foreign currency exposures related to buying, selling and financing in currencies other than our functional currencies. We also have foreign currency exposure related to foreign denominated revenues and costs translated into United States dollars. These exposures are primarily concentrated in the euro and British pound sterling and to a lesser extent, the Canadian dollar, Australian dollar and Japanese yen. We enter into foreign currency forward contracts to manage the risk associated with doing business in foreign currencies. Our policy is to hedge currency exposures of firm commitments and anticipated transactions denominated in non-functional currencies to protect against the possibility of diminished cash flow and adverse impacts on earnings. At April 2, 2006, we had a $0.5 million asset associated with these foreign currency forward contracts. A five-percentage point adverse change in the foreign currency spot rates would decrease our foreign currency forward contract asset at April 2, 2006, by $1.4 million. Changes in the fair value of our foreign currency forward contract liability will not have any impact on our results of operations unless these contracts are deemed to be ineffective at hedging currency exposures of anticipated transactions. We generally view our net investments in foreign subsidiaries that have a functional currency other than the United States dollar as long-term. As a result, we generally do not hedge these net investments.

Commodity Price Sensitivity. The availability and price of cotton is subject to wide fluctuations due to unpredictable factors such as weather conditions, governmental regulations, economic climate or other unforeseen circumstances. In addition, the price of polyester is subject to fluctuations, due to petroleum prices, the economic climate or other unforeseen circumstances, such as we have recently experienced with hurricanes. We purchase yarn from Frontier Yarns, Frontier Spinning, and other third parties, and our yarn pricing will continue to be impacted by the price of cotton and polyester. We did not have any outstanding commodity futures contracts at April 2, 2006.

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-Q, including “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” includes “forward-looking” statements (as defined by the Private Securities Litigation Reform Act of 1995 (the “Act”)) that describe our beliefs concerning future business conditions, prospects, growth opportunities, and the outlook for the Company based upon currently available information. Wherever possible, we have identified these forward-looking statements by words such as “anticipate,” “believe,” “could,” “may,” “intend,” “estimate,” “expect,” “project,” “could,” “will,” and similar expressions. We include such statements because we believe it is important to communicate our future expectations to our stockholders, and we therefore make such forward-looking statements in reliance upon the safe harbor provisions of the Act. All statements other than statements of historical fact are statements that could be deemed forward-looking statements, including, but not limited to, any projections of net sales, gross margin, expenses, or earnings or losses from operations or per share. These forward-looking statements are based upon assumptions we believe are reasonable.

Factors that could cause our actual results to differ materially from those expressed or implied in such forward-looking statements include, but are not limited to those set forth under Part II, Item 1A “Risk Factors” and the following:

a.	changes in environmental and other laws and regulations;

b.	our ability to fully resolve current operational issues and implement operational improvements;

c.	changes in weather and the seasonal nature of our business;

d.	changes in economic conditions such as changes in interest rates, currency exchange rates; commodity prices, and other external and political factors over which we have no control;

e.	significant competitive activity, including promotional and price competition;

f.	our investments in capital expenditures;

g.	our management of inventory levels and working capital;

h.	our ability to efficiently utilize plants and equipment;

i.	the short- and long-term effects on our business of higher prices for raw materials, energy, and transportation;

j.	risks associated with our new Honduras textile operation ;

k.	inherent risks in the marketplace associated with new products;

l.	changes in customer demand for our products and our ability to maintain customer relationships and grow our business;

m.	the ultimate cost of our restructuring, and our ability to complete the restructuring and achieve cost reductions within the projected time frame and with the expected savings;

n.	the collectibility of receivables from our customers;

o.	our debt structure, cash management and cash requirements;

p.	estimates and assumptions utilized in our accounting practices; and

q.	other risk factors listed from time to time in our SEC filings.

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

During the fiscal quarter ended April 2, 2006, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Contingencies. For information concerning our ongoing litigation, see Note 6 to the Condensed Consolidated Financial Statements.

ITEM 1A. RISK FACTORS

Certain Risks Associated with the Merger

On April 17, 2006, the Company entered into a merger agreement, pursuant to which an indirect subsidiary of Berkshire Hathaway Inc. will merge with and into the Company, with the Company being the surviving corporation and becoming a wholly owned subsidiary of Berkshire Hathaway Inc. The merger remains subject to customary closing conditions, including certain regulatory approvals and the approval of the merger by the Company’s stockholders. The Company expects to hold a special meeting of its stockholders to vote on the merger in the third quarter of 2006. There can be no assurance, however, that the merger will be completed. In addition, according to the terms of the merger agreement, the Company has agreed to certain limitations on the conduct of its business between signing and consummation of the merger. If the merger is not consummated, the Company may have foregone certain business opportunities and may have to adjust its going-forward business plans and strategies.

ITEM 6. EXHIBITS

Exhibit Numbers	Description
(2)	Agreement and Plan of Merger, dated as of April 17, 2006, by and among Russell Corporation, Berkshire Hathaway Inc., and F Subsidiary, Inc., (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated April 18, 2006).

(4)	Amendment No. 2 to Rights Plan dated as of April 17, 2006, by and between Russell Corporation and Sun Trust Bank, as rights agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A, dated April 17, 2006).

(10a)	Amendment to the Amended and Restated Employment Agreement by and between John F. Ward and Russell Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2006).

(10b)	Form of Amendment to the Change of Control Employment Agreement for Tier I officers, (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 4, 2006).

(10c)	Form of Amendment to the Change of Control Employment Agreement for Tier II officers, (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 4, 2006).

(15)	Letter re/ unaudited interim financial information.

(18)	Letter dated May 5, 2006, from Ernst & Young LLP regarding change in method of accounting for inventories.

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification.

(31b)	Rule 13a-14(a)/15d-14(a) CFO Certification.

(32)	Section 1350 Certifications.

(99)	As Adjusted Condensed Financial Information for 2005, 2004, 2003, and 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: May 12, 2006	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 12, 2006	By:	/s/ Victoria W. Beck
Victoria W. Beck
Vice President, Corporate Controller