Form 10-Q/A
period 2006-04-02
RUSSELL CORP
filed 2006-05-16
CIK 85812

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No.1)

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

EXPLANATORY NOTE

This Amendment on Form 10-Q/A is being filed solely to correct certain typographical errors in “Note 3 Inventories” contained in the Notes to Condensed Consolidated Financial Statements to Russell Corporation’s (the “Company’s) Consolidated Financial Statements as of and for the thirteen weeks ended April 2, 2006, included in the Company’s Quarterly Report on Form 10-Q filed on May 12, 2006 (the “Form 10-Q”). In the table contained in Note 3, brackets were omitted from several amounts reported as changes in inventories and retained earnings associated with the Company’s change from the Last-in, First-out (LIFO), to the First-in, First-out (FIFO), method of accounting for inventories. The Company is amending Part I, Item 1 of its Form 10-Q to correct these typographical errors; the amended Note 3 to Condensed Consolidated Financial Statements is presented below. Part II, Item 6 of the Form 10-Q also is being amended to provide updated Exhibits 15, 31, and 32. All other information in the Form 10-Q, including but not limited to the financial statements and notes thereto in Part I, Item 1 of the Form 10-Q, remains unchanged and has not been repeated in this Amendment. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q.

PART I. - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

RUSSELL CORPORATION

Notes to Condensed Consolidated Financial Statements

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

The Company applied this change in method of inventory costing retrospectively by adjusting the prior years’ financial statements. The impact of the change in method on certain financial statement line items is as follows (in thousands):

Increase/(Decrease)	13 Weeks Ended April 2, 2006	13 Weeks Ended April 3, 2005	52 Weeks Ended December 31, 2005	52 Weeks Ended January 1, 2005	52 Weeks Ended January 3, 2004	53 Weeks Ended January 4, 2003
	(A)
Balance Sheet:
Inventories	$(37,064)	$(41,080)	$(39,757)	$(39,817)	$(44,549)	$(36,879)
Current deferred taxes	15,390	16,382	16,516	14,660	17,063	14,125
Retained earnings	(21,674)	(24,698)	(23,241)	(25,157)	(27,486)	(22,754)

Income Statement:
Cost of goods	(2,693)	1,263	(60)	(4,732)	7,671	(3,658)
Operating income	2,693	(1,263)	60	4,732	(7,671)	3,658
Provision for income taxes	1,126	(1,721)	(1,855)	2,402	(2,938)	1,401
Net income	1,567	458	1,915	2,330	(4,732)	2,257
Net income per common share
Basic	$0.05	$0.01	$0.06	$0.07	$(0.15)	$0.07
Diluted	$0.05	$0.01	$0.06	$0.07	$(0.15)	$0.07

Cash Flow Statement:
Net income	1,567	458	1,915	2,330	(4,732)	2,257
Change in inventories	(2,693)	1,263	(60)	(4,732)	7,671	(3,658)
Other	1,126	(1,721)	(1,855)	2,402	(2,938)	1,401
Net cash provided by (used in) operating activities	—	—	—	—	—	—

(A)	The disclosure is selective in nature and only addresses the specific accounting impact from the change in inventory accounting methods. The disclosure does not address other potential effects (whether financial or operational) that could have impacted the Company’s results of operations or financial position if the Company had elected to remain on the LIFO accounting method for inventories during the thirteen weeks ended April 2, 2006.

As a result of the accounting change, retained earnings as of December 29, 2001 (2001 fiscal year end), decreased by $25 million from $646 million, as originally reported using the LIFO method, to $621 million using the FIFO method.

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit Numbers	Description
(2)	Agreement and Plan of Merger, dated as of April 17, 2006, by and among Russell Corporation, Berkshire Hathaway Inc., and F Subsidiary, Inc., (incorporated by reference to Exhibit 2.1 to Current Report on Form 8-K dated April 18, 2006).

(4)	Amendment No. 2 to Rights Plan dated as of April 17, 2006, by and between Russell Corporation and Sun Trust Bank, as rights agent (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-A, dated April 17, 2006).

(10a)	Amendment to the Amended and Restated Employment Agreement by and between John F. Ward and Russell Corporation (incorporated by reference to Exhibit 10.1 to Current Report on Form 8-K dated May 4, 2006).

(10b)	Form of Amendment to the Change of Control Employment Agreement for Tier I officers, (incorporated by reference to Exhibit 10.2 to Current Report on Form 8-K dated May 4, 2006).

(10c)	Form of Amendment to the Change of Control Employment Agreement for Tier II officers, (incorporated by reference to Exhibit 10.3 to Current Report on Form 8-K dated May 4, 2006).

(15)	Letter re/ unaudited interim financial information.

(18)	Letter dated May 5, 2006, from Ernst & Young LLP regarding change in method of accounting for inventories (incorporated by reference to Exhibit 18 to Quarterly Report on Form 10-Q filed on May 12, 2006).

(31a)	Rule 13a-14(a)/15d-14(a) CEO Certification.

(31b)	Rule 13a-14(a)/15d-14(a) CFO Certification.

(32)	Section 1350 Certifications.

(99)	As Adjusted Condensed Financial Information for 2005, 2004, 2003, and 2002 (incorporated by reference to Exhibit 99 to Quarterly Report on Form 10-Q filed on May 12, 2006).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RUSSELL CORPORATION
(Registrant)

Date: May 16, 2006	By:	/s/ Robert D. Koney, Jr.
Robert D. Koney, Jr.
Senior Vice President, Chief Financial Officer
(Principal Financial Officer)

Date: May 16, 2006	By:	/s/ Victoria W. Beck
Victoria W. Beck
Vice President, Corporate Controller